Form 10-K
period 2019-12-31
Cloudflare, Inc.
filed 2020-03-04
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on September 17, 2019 as reported by the New York Stock Exchange on such date was approximately $1,905 million. The registrant has elected to use September 17, 2019, which was the closing date of its initial public offering of Class A common stock, as the calculation date because on June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 21, 2020, 94,569,695 shares of the registrant's Class A common stock were outstanding and 208,066,163 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words, or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to attract and retain key personnel and other highly qualified personnel;
•our ability to maintain our brand;
•our ability to prevent serious errors or defects across, and to otherwise maintain the uninterrupted operation of, our network;
•our ability to maintain, protect, and enhance our intellectual property; and
•our ability to successfully identify, acquire, and integrate companies and assets.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business
Overview
Cloudflare’s mission is to help build a better Internet.
Today, the Internet is the lifeblood of business and the primary vehicle of commerce and communication for people around the world. While it was brilliantly architected to deliver fault tolerance and robust connectivity, it was not designed to deliver the security, millisecond performance, and reliability required for businesses today.
For decades, a number of vendors have looked to address the core limitations and vulnerabilities of the Internet for businesses that operate online. These vendors built a range of standalone hardware boxes to address the emerging requirements for security, performance, and reliability. These boxes could be deployed in on-premise data centers to deliver functions such as virtual private network (VPN), firewall, routing, traffic optimization, load balancing, and other network services. While they created massive complexity, cost, technical debt, and a tangled web of dependencies for the organizations that deployed them, the approach generally worked and these on-premise “band-aid boxes” were able to alleviate some of the Internet’s fundamental security, performance, and reliability problems.
And then the cloud happened.
In recent years, the technology industry has undergone a massive transition from on-premise hardware and software that customers buy, to services in the cloud that they rent. Organizations find themselves at different points in this transition to the cloud. Regardless of where organizations are in their transition, they all face a common set of challenges: they exist in a complex, heterogeneous infrastructure environment which exacerbates the fundamental problems of the Internet more than ever, and the on-premise band-aid boxes that they once relied upon to solve these problems were never designed to work in such an environment. As more workloads move to the cloud, there is no point in installing additional band-aid boxes on premise. An on-premise box will not solve the problems organizations now face. Nor can a business ship a band-aid box to a cloud vendor. Even if they wanted to, there is literally no place to install such a box in the cloud.
The result is that a major architectural shift at the network layer is now underway. Previously, enterprises would often string together a diverse set of on-premise band-aid boxes from different vendors to solve their network challenges. As these solutions move to the cloud, the network latency, support complexity, and cost of overhead makes stringing together multiple point-cloud solutions that only address a specific network need untenable. Customers are therefore looking to consolidate behind a single platform.
Cloudflare has built a global cloud platform that delivers a broad range of network services to businesses of all sizes and in all geographies—making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Our platform serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across on-premise, hybrid, cloud, and software-as-a-service (SaaS) applications. Customers who join our platform using one product can adopt our other seamlessly integrated products with a single click. We serve comprehensive customer needs across security, performance, and reliability. Our platform and business model are designed to make rolling out new products fast and efficient. As of December 31, 2019, more than 10% of the Fortune 1,000 were paying Cloudflare customers.
Our Network
We have built an efficient, scalable network that forms the basis of our platform on which we can rapidly develop and deploy our products for our customers. Together, the development of our network and products create the interconnected flywheels that drive our business.

Cloudflare's Network and Product Flywheels

Serve Everyone
Network
Product
Better Products
Increased Efficiency
CLOUDFLARE
Helping Build a Better Internet
Serverless Architecture
Ease of use
ON
Global Scale

Network Flywheel: We have created a network architecture that is flexible, scalable, and gets more and more efficient as it expands. We designed and built our network to be able to grow capacity quickly and inexpensively; to allow for every server, in every city, to run every Cloudflare service; and to allow us to shift customers and traffic across our network efficiently. We refer to this architecture as “serverless” because it means we can deploy standard, commodity hardware, and our product developers and customers do not need to worry about the underlying servers. Our software manages the deployment and execution of our product developers’ code and our customers’ code across our network. Because we manage the execution and prioritization of code running across our network, it means that we are both able to optimize the performance of our highest paying customers, and also effectively leverage idle capacity across our network. We have chosen to utilize this idle capacity to create a free tier of service—which has generated substantial global scale for us. In turn, this scale makes us attractive partners for Internet Service Providers (ISPs) globally, which reduces our co-location and bandwidth costs. As our network grows, these dynamics become even more powerful. Today, our network spans 200 cities in over 90 countries and interconnects with over 8,500 networks globally, including major ISPs, cloud services, and enterprises.
Product Flywheel: We operate our business with the idea of serving the broadest possible market. To do this, we made our products easy to use and affordable, and were able to provide our entry level plan for free in part because of the cost advantage of our network. We leverage the resulting customer scale and diversity to continuously make our products better. Our machine learning systems improve our products with every customer’s request, optimizing our security, performance, and reliability globally. The over 26 million Internet properties (e.g., domains, websites, application programming interface (API), and mobile applications) that use our platform comprise a global sensor network, which functions like an immune system for the Internet—routing around congestion, optimizing for traffic conditions, and using data on cyber attacks against any one of our customers to better protect them all.
Feedback from our diverse, global customer base helps us expand into new, adjacent product areas. Since our customers’ traffic is already passing through our network, our serverless architecture means we can add products on our platform to solve new network challenges without significantly increasing our incremental costs. This allows us to provide new products at competitive prices and further expand the overall market.

Growth Strategy
Key elements of our growth strategy include:
•Acquire New Customers: We believe that any person or business that relies on the Internet to deliver products, services, or content can be a Cloudflare customer. We will continue to grow our customer base across all of our offerings—free, pay-as-you-go (which we previously referred to as self-serve customers), and contracted (which we previously referred to as enterprise customers).
◦Free: We will continue to invest in awareness and functionality of our products to drive overall customer growth beyond the over 26 million Internet properties using Cloudflare today.
◦Pay-as-you-go and Contracted: We believe we have an opportunity to continue to grow our paying customer base, from small customers through to large contracted customers. In order to do this, we will continue to focus on growth in our pay-as-you-go channels by improving targeting and conversion as well as expanding our product offering. In addition, we intend to leverage our proven sales force to sell our products to larger and larger contracted customers.

•Expand Our Relationships with Existing Customers: Customers expand their relationships with us by upgrading to premium plans, increasing their usage of our platform, or adding products. Once a customer has adopted one product on our platform, it can easily add additional products with a single click.
•Develop New Products and Solutions: We continue to invest in new product development and building new solutions for our customers, and as we onboard more customers and more traffic on our network, our ability to identify promising new avenues for innovation improves. We have proven our ability to launch new products, having successfully brought many new products and product families to market. For example, we recently announced a new suite of products called Cloudflare for Teams to protect the internal resources of organizations.
•Extend Our Serverless Platform Strategy: We have seen a growing number of customers that have chosen to bring applications to market using Cloudflare Workers. This opens up an entirely new market for us: storage and compute. Our Cloudflare Workers offering is attractive in the market for reasons of our architecture and the power of our network, and we believe adoption of Cloudflare Workers will continue to grow as we further invest in it.
Our Products
We deliver a platform of deeply integrated products that serve as a unified control plane for our customers. Customers can quickly and easily join Cloudflare by using just one of our products on our platform and expand over time by adding most products with a single click. Our integrated suite of products consists of (1) solutions for an organization's infrastructure to deliver security, performance, and reliability, (2) solutions to serve an organization's internal resources, (3) platform-based solutions, and (4) consumer offerings.
Cloudflare for Infrastructure
Cloudflare for Infrastructure is a suite of products to help ensure the resources and infrastructure that are exposed to the Internet are safe from attack, fast, and reliable.
Security
We provide an integrated cloud-based security solution designed to secure any combination of platforms, including public cloud, private cloud, on-premise, SaaS applications, and IoT devices. Our key security product offerings include:
•Cloud Firewall: Protects a customer’s Internet properties from common vulnerabilities like SQL injection attacks, cross-site scripting, and cross-site forgery requests, with no changes to its existing infrastructure.
•Bot Management: Blocks undesired or malicious Internet traffic created by malicious software algorithms called bots, while still allowing useful bots to access Internet properties through machine learning and behavioral analytics.

•Distributed Denial of Service (DDoS): Protects a customer’s Internet properties from a Distributed Denial of Service attack (product known as “Unmetered Mitigation”).
•Infrastructure Protection: Extends the benefits of our network to customers’ on-premise and data center networks (product known as “Magic Transit”). Magic Transit is deployed in front of an enterprise network and protects it at the IP layer from DDoS attacks and enables provisioning of a full suite of virtual network functions, including IP packet filtering and firewalling, load balancing, and traffic management tools.
•IoT: Protects IoT devices through the specialized application of our cloud-based security products (product known as “Cloudflare Orbit”).
•SSL / TLS: Manages encrypted web traffic to prevent data theft and tampering to improve security as well as application and website productivity (products known as “SSL for SaaS,” “Dedicated & Custom Certs,” “Universal SSL,” “Keyless SSL,” and “GeoKey Manager”).
•Secure Origin Connection: Creates an encrypted tunnel between a customer’s origin web server and the closest servers on our network without risking opening any public inbound ports (product known as “Cloudflare Argo Tunnel”).
•Rate Limiting: Provides the ability to configure thresholds, define responses, and gain valuable insights into specific URLs of websites, applications, or API endpoints.
Performance
Our performance solutions improve conversions, reduce churn, and improve visitor experiences by accelerating web and mobile performance, while keeping applications available. Our key performance product offerings include:
•Content Delivery: Accelerates content delivery time by automatically serving our customers most popular content from our network locations close to our customers’ users.
•Intelligent Routing: Improves Internet performance by intelligently routing end users through less congested and more reliable paths over the Internet using our network (product known as “Cloudflare Argo”).
•Content Optimization: Automatically adjusts the way content is delivered based on the particular device accessing the site to improve speed without affecting the customer’s Internet property look or features.
•Mobile Optimization: Provides mobile-specific optimization and caching of content for fast delivery to mobile end users.
•Image Optimization: Automatically adjusts the size and quality of the image to the device and network connection for improved end-user experience.
•Mobile Software Development Kit (SDK): Offers developers cutting-edge network diagnostic tools for any application without dependencies on infrastructure, enabling them to more easily create high performing and engaging applications.
Reliability
Our reliability solutions improve the overall operational experience of the Internet and allow our customers to run their digital operations much more efficiently. Our key reliability product offerings include:
•Load Balancing: Enhances performance and reliability for single, hybrid-cloud, and multi-cloud environments. Our cloud-based products provide local and global load balancing to reduce latency by distributing traffic across multiple servers or by routing traffic to the closest geolocation region.
•Anycast Network: Enhances performance and reliability by globally and automatically load balancing Internet-scale traffic across our network based on proximity of request and other factors.
•Virtual Backbone: Connects our global network, and by extension, our customer’s Internet properties, into a virtual network that is always encrypted, optimized for performance, and highly redundant.
•DNS: Keeps Internet properties online and available around the world (products known as “Cloudflare DNS” and “Cloudflare Secondary DNS”).
•DNS Resolver: Returns the IP addresses of servers when a user enters a domain name. We are one of the world’s fastest public DNS Resolvers, which benefits our DNS customers.

•Always Online: Serves a limited copy of a cached website, to keep it online for a customer’s visitors should the customer’s origin server go down.
Cloudflare for Teams
Cloudflare for Teams provides a comprehensive solution to protect an organization’s internal resources — devices, users, applications, and data. The solution has two components: one to provide simple, secure access for internal applications; and another to provide a secure path to the Internet for users and devices. Together, they deliver holistic internal security for organizations.
•Zero Trust Security and Access Management: Secures, authenticates, and monitors user access to internal applications and infrastructure hosted on-premise or in cloud environments, ensuring that every connection has been validated and logged (product known as “Cloudflare Access”).
•Secure Web Gateway: Announced solution for release in stages during 2020 that is designed to secure and filter outbound Internet traffic to protect employees from threats on the public Internet and to help protect Internet-browsing employees from bringing malware or vulnerable code into an organization (product known as “Cloudflare Gateway”). In January 2020, we acquired S2 Systems Corporation, a company that has developed patented browser isolation technology to make everyday web browsing safer and faster, and we expect to incorporate this technology into Cloudflare Gateway.
Platform
By using our platform, developers can build serverless applications that scale without needing to spend time and effort on infrastructure or operations. This enables them to deliver more performant applications that have instant global scale, all while improving their productivity. Our key serverless products include:
•Serverless Computing/Programmable Network: Allows developers to augment existing applications or create entirely new ones through a lightweight execution environment without configuring or maintaining infrastructure (product known as “Cloudflare Workers”).
•Cloudflare Apps: Offers an open platform of tools which can be installed instantly with just a few clicks. We have further expanded our offering through Cloudflare Apps with Workers, which allows developers to package Cloudflare Workers, delivering new Cloudflare Workers-powered experiences to our customers.
•Analytics: Provides insights into the traffic of our customers’ Internet properties that are unique and proprietary to our platform. We help our customers monitor threats, search for specific search engine crawlers, understand DNS query traffic, and analyze real time data traffic.
Consumer Offerings
Our consumer products make it easy for individuals to have a performant and secure Internet experience. Adoption of our consumer offerings makes our business offerings more powerful and adoption of our business offerings improves our consumer offerings. Our consumer offerings also have been an effective and differentiated marketing channel to increase the awareness of our brand. Our key consumer product offerings include:

•Consumer DNS Resolver: A consumer app that provides a fast and private way to browse the Internet (product known as "1.1.1.1"). 1.1.1.1 is a public DNS resolver, but unlike most DNS resolvers, we do not sell user data to advertisers. Our implementation of 1.1.1.1 makes it among the fastest resolvers available, and we support DNS over HTTPS (DoH) which encrypts and secures consumers’ DNS requests.
•Consumer VPN: A VPN for consumers designed to secure and accelerate traffic on mobile devices (product known as "Warp"). The basic version of Warp is included as an option with the 1.1.1.1 App for free; and a premium version that accelerates a user's Internet access is available for purchase.
Our Customers
We view our approximately 2.6 million free and paying customers (excluding customers of our consumer offerings), which manage over 26 million Internet properties on our platform, as part of a broad, global community.

As of December 31, 2019, we had approximately 83,000 paying customers across more than 160 countries. Our paying customer base is highly diversified across organizations of all sizes in every major industry vertical including technology, healthcare, financial services, consumer and retail, industrial, non-profit, and government. Our large customer count has increased from 184 as of December 31, 2017 to 313 as of December 31, 2018 to 550 as of December 31, 2019. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the definitions of "paying customers" and our "large customers."
No single customer accounted for more than 10% of our revenue in the years ended December 31, 2019, 2018, or 2017.
Our Technology
Our distributed and proprietary network is the core of our technology, and enables us to move data seamlessly from nearly any point on earth in a fast, efficient, and reliable manner. Our network has been built from the ground up as a single software stack we developed that runs our products in 200 cities and over 90 countries worldwide. This allows us to scale quickly while offering a wide range of products and simultaneously lowering operating expenses.

Efficient Serverless Network Design

We have developed a single software stack that is responsible for all of our products. We have been able to efficiently scale our network by building it with inexpensive, commodity hardware components that are powered by our proprietary software. This integrated stack has made scaling, debugging, optimizing, and operating our platform easier and cheaper than competing services. It also allows us to deploy changes across our entire worldwide network in a matter of seconds. In addition, we embed encryption chips into the motherboards of our servers that are designed to preclude anyone else from running unauthorized software on our equipment. This allows us to securely, quickly, and inexpensively expand our infrastructure far and wide in order to offer the best service and drive down operating costs.
Our serverless network design allows each individual machine in our global network to run the complete suite of our software and provide all of our products. We have built coordination software that ties together these thousands of machines into a single global network that allows us to efficiently route traffic to different physical locations and to individual machines. This enables us to maximize utilization of our commodity hardware and provide different service levels to different customers. It also allows our network to get more efficient and powerful as we add each incremental server, regardless of where it is located. Every time we add a server or add a new city, our entire network improves.

Network Flexibility

Our platform is API-driven and designed for developers. We have an API-first mentality, which means that anything that a customer can do via our web interface can also be performed by our API. This allows our customers to easily embed our service in their own workflows. For example, a customer can use our web interface or API to change its custom configuration and that will be rolled out globally by our configuration software in seconds. This contrasts with many vendors’ solutions where configuration changes can take hours and require professional services.
Our software dynamically spreads loads across our entire distributed network depending on current network conditions and traffic priority. This enables us to deliver different quality of service depending on what customers pay us, ensuring our highest paying customers get the best performance and permitting us to serve our lower paying and free customers from excess capacity.
Given the distributed and highly efficient nature of our network, we can easily develop new features and products on our platform and deploy them without significant incremental costs. The flexibility of our serverless platform now allows us to open it to third parties to write code directly on our network through our Cloudflare Workers product.

Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of our global platform and products. Our R&D team's structure allows us to build a broad swathe of products while continuing to innovate. One group works closely with our product management organization to improve, refine and expand our existing products. A second independent group builds greenfield opportunities that aim to expand our market and reach new markets. In addition, our research team ensures our platform and customers are secured with the latest cryptography.
We prioritize investment in research and development. Those investments have continued to result in the launch of new products that have helped us attract new customers and sell more products to our existing customers. Our research and development organization currently is distributed primarily across three cities: London, United Kingdom; San Francisco, California; and Austin, Texas.
Sales
We have a multi-pronged go to market approach that allows us to efficiently serve the needs of very small to very large customers. By using a combination of web sales, direct sales, and indirect sales, we are able to serve the greatest diversity of customers across all sizes.
We sell our pay-as-you-go plans through our website and hosting partners where a customer can either start on a free or paid plan and, as we demonstrate value, upgrade over time. Our pay-as-you-go customers are able to sign up for our Pro or Business plans that are payable monthly. Pay-as-you-go customers are able to onboard and customize our products through our website and pay for their subscription using a credit card. Our automated and easy to use process enables us to efficiently onboard thousands of new customers per day without requiring any interaction with our sales team. As pay-as-you-go customers evolve their usage of our products, some upgrade to an Enterprise plan for greater control, higher service levels, or productivity-related tools.
We sell our Enterprise plan directly through our technically-oriented inside and field sales teams, and also indirectly through our ecosystem of partners. Our Enterprise plan customers, which we refer to as our contracted customers, typically are replacing on-premise hardware with cloud network services, or consolidating multiple existing cloud services onto one platform with Cloudflare. For large contracted customers, our relationships often start with a portion of the customer’s overall network needs and expand over time as they consolidate other vendors’ services and increase their adoption of our platform.
Marketing
Our marketing aims to clearly communicate the value of our offerings to a large and diverse set of global customers at scale. We drive organic awareness and adoption of our platform by providing a free offering that enables millions of users to experience the benefits of our global cloud platform before they adopt our pay-as-you-go offerings or contract for our Enterprise plan. We engage with developers across blogs, social media, and other channels to help build our brand and visibility among technical communities. In addition, our consumer products, including 1.1.1.1 and Warp, provide an effective and differentiated marketing channel to expand the awareness of our brand.

We invest in a variety of targeted digital and non-digital marketing activities and programs to build awareness, engage with prospects, and build pipeline for our global sales teams. We also share stories of how large customers are rapidly adopting our services across use cases, industry verticals, and geographies, to communicate customer trust and our market momentum.
Competition
We compete in the market for network services primarily across three categories:
•On-premise network hardware vendors such as Cisco Systems, Inc., F5 Networks, Inc., Check Point Software Technologies Ltd., FireEye, Inc., Imperva, Inc., Palo Alto Networks, Inc., Juniper Networks, Inc.,

and Riverbed Technology, Inc. We compete with these companies to provide security, performance, and reliability services. Today, they represent our primary competition. We believe we are positioned favorably against these vendors with our cloud-based, multitenant approach that is better suited to an increasingly cloud-based world and that allows customers to treat our services as operational as opposed to capital costs.
•Point-cloud solution vendors in various categories including cloud security vendors (such as Zscaler, Inc. and Cisco Systems, Inc. through Umbrella (formerly known as OpenDNS)), CDN vendors (such as Akamai Technologies, Inc., Limelight Networks, Inc., Fastly, Inc., and Verizon Communications Inc. through Edgecast), DNS services vendors (such as Oracle Corporation through DYN, Neustar, Inc., and UltraDNS Corporation), and cloud SD-WAN vendors. These providers are all focused on delivering point-cloud solutions. However, customers are increasingly looking for an integrated platform offering security, performance, and reliability through a single vendor.
•A subset of services provided by traditional public cloud vendors such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud. Today, we work closely with these companies, some of whom are both partners and investors. In the long term, we may increasingly compete with them. We believe customers want the ability to set a consistent policy across their on-premise, cloud, hybrid, and SaaS vendors, and be able to enforce that policy through an independent platform. Customers are concerned about being locked in to any one public cloud provider. Our ability to efficiently and inexpensively move data between multiple clouds allows our customers to pick and choose the best from any cloud provider without fearing lock-in. Furthermore, unlike some public cloud providers, our business model aligns fully with the interests of our customers. We do not sell user data. We do not aim to compete with our customers.
As we open our serverless platform to third-party developers, we believe we will increasingly compete with public cloud vendors for storage and compute workloads. Because of the efficiency of our Cloudflare Workers product, we are able to offer it at prices that are highly competitive with public cloud vendors, and because it is distributed across our entire network, it enables the development of applications that were not previously possible on the traditional public cloud.

The principal competitive factors in the markets in which we operate include:
•breadth of platform features and continued innovation;
•integrated solutions across security, performance, and reliability;
•unified control plane across on-premise, cloud, hybrid, and SaaS infrastructure;
•performance, availability, and effectiveness;
•platform scalability;
•total cost of ownership;
•ease of adoption and use;
•global network coverage;
•quality of customer support;
•programmability and extensibility of platform; and
•independence, reputation, and trust.

We believe that we are positioned favorably against our competitors based on these principal competitive factors.
Core Values, Initiatives We Support, and Employees
Core Values

Cloudflare’s mission is to help build a better Internet. Our core values are at the heart of how we live up to our mission. We have three core values: we are principled, we are curious, and we are transparent. By principled, we mean thoughtful, consistent, and long-term oriented about what the right course of action is. By curious, we mean taking on big challenges and understanding the why and how behind things. Finally, by transparent, we mean being clear in the why and the how we decide to do things both internally and externally. These core values are embodied in everything we do. They guide our actions on a day to day basis. They highlight to customers and potential prospects what we stand for, and we look for them in all the employees we hire.

Initiatives We Support

We have launched various initiatives to help build a better Internet, including:

•Project Galileo: Since 2014, we have equipped at-risk public interest groups with a set of our products at no cost to defend themselves against attacks that would otherwise censor their work. The nearly 1,000 recipients of services under Project Galileo include independent journalists reporting on repressive regimes, minority rights and arts groups in closed societies, and civil society organizations supporting democratic movements.
•Athenian Project: We created Athenian Project to ensure that state and local governments’ election websites have the highest level of protection and reliability for free. We have provided these benefits to more than 150 state and local election websites.
•Cloudflare for Campaigns: In January 2020, we announced the Cloudflare for Campaigns program that provides security services to help political campaigns in the United States and around the world defend against cyberattacks and election interference. We allow any eligible campaign to access a variety of our security services, including enhanced firewall protection, DDoS attack mitigation, as well as internal data management and security controls.

Our Employees

As of December 31, 2019, we had 1,270 full-time employees, including 439 employees located outside of the United States. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages and we believe that our employee relations are strong.
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights. As of December 31, 2019, we had over 110 issued patents and over 70 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. Our issued patents are scheduled to expire between 2030 and 2039, and cover various aspects of our platform and products. In addition, we have registered “Cloudflare” as a trademark in the United States and other jurisdictions and we have filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Cloudflare” (including “Cloudflare.com”).
In addition to the protection provided by our intellectual property rights, we enter into proprietary information and invention assignment agreements or similar agreements with our employees, consultants, and contractors. We further seek to control the use of our proprietary technology and intellectual property rights through provisions in our subscription agreements.
Corporate Information
Cloudflare, Inc. was incorporated in the state of Delaware in July 2009. Our principal executive offices are located at 101 Townsend Street, San Francisco, California 94107, and our telephone number is (888) 993-5273. We completed our initial public offering in September 2019, and our Class A common stock is listed on the New York Stock Exchange under the symbol “NET.”
Additional Information
Our website is located at https://www.cloudflare.com, our investor relations website is located at cloudflare.NET, our news site is located at https://www.cloudflare.com/press, our corporate blog’s address is https://blog.cloudflare.com, and our Twitter account is @Cloudflare. We have used, and intend to continue to use, our website, investor relations website, news site, blog, and Twitter account as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters is also available on our investor relations website under the heading "Governance."
The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Any of the following risks could have an adverse effect on our business, results of operations, financial condition, or prospects, and could cause the trading price of our Class A common stock to decline. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Our Industry
We have a history of net losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since we began operations and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $105.8 million, $87.2 million, and $10.7 million for the years ended December 31, 2019, 2018, and 2017, respectively, and as of December 31, 2019, we had an accumulated deficit of $301.7 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.

We have experienced rapid revenue growth in recent periods, with revenue of $287.0 million, $192.7 million, and $134.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our pay-as-you-go customers pay with a credit card on a monthly basis and can terminate their subscriptions at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into longer term agreements ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of an uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Due to our varied customer base and short average subscription periods, it is difficult to accurately predict our long-term customer retention rate. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our products, our prices and subscription plans, our customers’ budgetary restrictions, mergers, acquisitions, joint ventures, and business partnerships and relationships involving our customers, the perception that competitive products provide better or less expensive options, negative public perception of us or our free and paying customers, and deteriorating general economic conditions.
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
Through our network, we provide a wide variety of products that enable our customers to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers represent more than 26 million Internet properties, many of which utilize our free plan. Our customers may use our platform and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently and, in the future, may be subject to lawsuits and/or liability arising from the conduct of our customers. Additionally, the conduct of our customers may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites. A number of these lawsuits involve copyright infringement claims, and courts in Italy and Germany recently disagreed with our position and directed us to take action by removing access to content of certain sites on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. For example, in 2019, the European Union (the EU) recently approved a copyright directive that will impose additional obligations on online platforms and failure to comply could give rise to significant liability. And other recent laws in Germany (extremist content), Australia (violent content), and Singapore (online falsehoods), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
Activities of our paying and free customers or the content of their websites or other Internet properties, as well as our response to those activities, could cause us to experience significant adverse political, business, and reputational consequences with customers, employees, suppliers, government entities, and others.
Activities of our paying and free customers or the content of their websites and other Internet properties could cause us to experience significant adverse political, business, and reputational consequences with customers, employees, suppliers, government entities, and other third parties. Even if we comply with legal obligations to remove or disable customer content, we may maintain relationships with customers that others find hostile, offensive, or inappropriate. For example, we experienced significant negative publicity in connection with the use of our network by The Daily Stormer, a neo-Nazi, white supremacist website, around the time of the 2017 protests in Charlottesville, Virginia. We also received negative publicity in connection with the use of our network by 8chan, a forum website that served as inspiration for the 2019 attacks in El Paso, Texas and Christchurch, New Zealand. We are aware of some potential customers that have indicated their decision to not subscribe to our products was impacted, at least in part, by the actions of certain of our paying and free customers. We may also experience other adverse political, business and reputational consequences with prospective and current customers, employees, suppliers, and others related to the activities of our paying and free customers, especially if such hostile, offensive, or inappropriate use is high profile.
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
As of December 31, 2019, we hosted our global network and served our customers from co-location and ISP-partner facilities located in 200 cities and over 90 countries around the world. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. Co-location facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition.

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
Any interruption or delay in our customers’ or channel partners’ access to our platform and products will negatively impact our customers. Our customers depend on the continuous availability of our network for the delivery and use of our products, and our products are designed to operate without interruption, including up to 100% uptime guarantee for our Business and Enterprise plans. If all or a portion of our network were to fail, our customers and partners could lose access to the Internet until such disruption is resolved or they deploy disaster recovery options that allow them to bypass our network. The adverse effects of any network interruptions on our reputation and financial condition may be heightened due to the nature of our business and our customers’ expectation of continuous and uninterrupted Internet access and low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, network disruptions and other performance problems due to a variety of factors. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network.
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
•decisions by the owners and operators of the co-location and ISP-partner facilities where our network infrastructure is deployed or by global telecommunications service provider partners who provide us with network bandwidth to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, breach their contracts with us, or prioritize the traffic of other parties;
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
The efficient and effective operation of our network also relies upon a series of mutually beneficial arrangements with other Internet infrastructure companies. These arrangements are often referred to as “peering” or “interconnection” agreements, and allow us and our ISP partners to reduce bandwidth costs related to operating our respective networks. If the underlying competitive, business, or operational incentives supporting these arrangements were to change, we or our partners might terminate these agreements or allow them to expire. Many of our peering or interconnection agreements have a term of three years or less, after which such agreements auto-renew on an annual basis. Changes to the underlying incentive structure of peering arrangements may result from parties seeking to take advantage of an essential position or enter into exclusive arrangements, changes to U.S. or international laws, regulations, policies, or changes in the norms governing the relationships among Internet infrastructure providers. Without favorable peering arrangements, we would incur significantly increased costs to continue to provide our products at their current levels and such increased costs could adversely impact our business, results of operations, and financial condition. To the extent that additional countries begin to regulate peering with outside networks, our costs may increase and our business and results of operations could be adversely impacted.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 50%, 52%, and 52% of our revenue from our international customers for the years ended December 31, 2019, 2018, and 2017, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in 200 cities and over 90 countries around the world as of December 31, 2019. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•political, economic, and social uncertainty, including the potential nationalization of key peering partners by foreign governments, potential terrorist activities, and the unknown impact of regional or global health crises, or epidemic or pandemic diseases, such as the coronavirus that originated in China in 2019 and began to spread globally in early 2020;

•changes in a specific country’s or region’s political or economic conditions, including in the United Kingdom as a result of its withdrawal from the EU, which is often referred to as "Brexit";
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
•changes in laws, regulations, and costs affecting our U.K. operations and local employees due to Brexit;
•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•greater difficulty in identifying, attracting, and retaining local qualified personnel and the costs and expenses associated with such activities;
•differing employment practices and labor relations issues, which may make expansion or contraction of our workforce, or changes in the terms of employment, in such countries more costly and time-consuming and subject us to a greater risk of disputes or litigation;
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
Our business activities are subject to various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control and similar foreign laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (EAR). We incorporate encryption technology into certain of our products, and the encryption products and the underlying technology may be exported outside the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of classification requests or self-classification reports. Further, the U.S. economic sanctions laws and export control laws include restrictions or prohibitions on the sale or supply of most products and services to U.S. embargoed or sanctioned countries, governments, persons, and entities. Even though we take precautions and have implemented policies and practices to assist in compliance, there is a risk that we may not be in full compliance with these laws.
In 2019, we learned that we may have failed to comply with certain U.S. export-related filing and reporting requirements and may have submitted incorrect information to the U.S. government in connection with certain hardware exports. Upon learning of these potential violations and associated export control requirements, we promptly initiated a voluntary internal review and are taking remedial measures to prevent similar export control anomalies from occurring in the future. In May 2019, we submitted an initial voluntary self-disclosure to the Bureau of Industry and Security regarding potential violations of EAR and a voluntary self-disclosure to the Census Bureau regarding potential violations of the Foreign Trade Regulations. In July 2019, we filed the full and complete voluntary self-disclosures. The voluntary self-disclosure to the Census Bureau was completed with no penalties in November 2019. In January 2020, we responded to additional questions from the Bureau of Industry and Security. The voluntary self-disclosure to the Bureau of Industry and Security remains under review.
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs, or affiliated with governments currently subject to comprehensive U.S. sanctions. A small number of these parties made payments to us in connection with their use of our platform. Although we have implemented, and are working to implement additional controls and screening tools designed to prevent similar activity from occurring in the future, there is no guarantee that we will not inadvertently provide our products to additional individuals, entities, or governments prohibited by U.S. sanctions in the future. In January 2020, we responded to additional questions from OFAC. The voluntary self-disclosure remains under review by OFAC.

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
If we are found to have violated the U.S. or foreign laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may be materially and adversely affected through penalties, reputational harm, loss of access to certain markets, loss of customers, or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our platform, products, or screening process, or changes in export, sanctions, and import laws, could delay the introduction and sale of subscriptions to our products in international markets, prevent customers in certain countries from accessing our platform and products or, in some cases, prevent the provision of our platform and products to certain countries, governments, persons, or entities altogether. Any decrease in our ability to sell our products could materially and adversely affect our business, results of operations, and financial condition.
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
Our potential competitors include large companies with substantial infrastructure, such as global telecommunications services provider partners and public cloud providers. These companies could choose to enter the markets for products and solutions for security, performance, and reliability, including by acquiring existing companies, developing their own internal solutions, or establishing cooperative relationships with businesses that may allow them to offer more comprehensive solutions or to offer solutions for lower prices or to adapt more quickly than us to new technologies and customer needs. Additionally, if an increasing portion of web content is housed on another company’s platform or portions of the Internet are otherwise privatized, it could reduce the demand for our products and increase competitive pressure on us. These competitive pressures in our markets or our failure to compete effectively may result in price reductions, fewer subscriptions, reduced revenue and gross margin, increased net losses, and loss of market share.
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
In particular, some of our larger competitors have substantially broader and more diverse product and services offerings, which may allow them to leverage existing commercial relationships, incorporate functionality into existing products, sell products and services with which we compete at zero or negative margins, offer fee waivers and reductions or other economic and non-economic concessions, bundle products and solutions, maintain closed technology platforms, or render our products unable to interoperate with such platforms. If they were to engage in predatory practices, it could harm our existing product offerings or prevent us from creating viable products in other segments of the markets in which we participate. If our competitors are able to exploit their advantages or are able to persuade our customers or potential customers that their products are superior to ours, we may not be able to compete effectively and our business, financial condition, and results of operations may be materially affected.
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
A majority of our revenue in the year ended December 31, 2019 was from Enterprise plan customers that were acquired through our inside and field sales teams. We expect this trend will continue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our platform and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. New sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a result of our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 540 employees as of December 31, 2017, to 865 employees as of December 31, 2018, to 1,270 employees as of December 31, 2019. We also have offices around the world, including opening offices in Beijing and Munich during 2018, an office in Sydney in January 2019, an office in Lisbon in August 2019, and an office in Kirkland, Washington in January 2020. In addition, we expanded our network into 35, 46, and 17 new cities in 2019, 2018, and 2017, respectively. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:

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
Our quarterly results of operations, including, without limitation, our revenue, gross margin, operating margin, profitability, cash flow from operations, and deferred revenue, may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the trading price of our Class A common stock. Factors that may cause fluctuations in our quarterly results of operations include, without limitation:
•our ability to attract new paying customers and, to a lesser extent, convert free customers to paying customers;
•our ability to retain and upgrade paying customers;
•the timing of expenses and recognition of revenue;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as entry into operating and capital leases and co-location, interconnection, and similar agreements related to the expansion of our network;
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
•changes in laws and regulations that impact our business; and
•general political, economic, market, and social conditions.

For example, the full impact of the coronavirus that originated in China in 2019 and began to spread globally in early 2020 is unknown at this time but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social, and economic impacts spread.
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
To execute our growth plan, we must attract and retain highly qualified personnel. In particular, it is critical for us to attract and retain engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in London, Singapore, Austin, Texas, and other locations where we maintain offices, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to attract and retain our key employees. Upon vesting of equity awards, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy is to focus on long-term growth. For example, in the year ended December 31, 2019 we increased our operating expenses to $331.5 million as compared to $234.0 million and $115.9 million in the years ended December 31, 2018 and 2017, respectively. In the year ended December 31, 2019 our net loss increased to $105.8 million from $87.2 million and $10.7 million in the years ended December 31, 2018 and 2017, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our platform and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
If we are not able to maintain our brand, our business and results of operations may be adversely affected.
We believe that maintaining our reputation as a provider of products with the highest levels of security, performance, and reliability is critical to our relationship with our existing customers and our ability to attract new customers. The successful promotion of our brand will depend on a number of factors, including our record of security, performance, and reliability; our marketing efforts; our ability to continue to develop high-quality features and products for our platform; and our ability to successfully differentiate our products from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue.
Independent industry and financial analysts often provide reviews of our products, as well as those of our competitors. Perception of our offerings in the marketplace may be significantly influenced by these expert reviews.

In addition, the difficulty or inability of us to periodically provide certain types of financial information about our business and products requested by industry analysts could adversely impact these analysts’ reviews of our products. If reviews of our products are negative, or less positive than those of our competitors’, our brand may be adversely affected. The performance of our channel partners also may affect our brand and reputation, particularly if customers do not have a positive experience with our channel partners. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our markets become more competitive and we expand into new markets. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. If we do not successfully maintain and enhance our brand, we may have reduced pricing power relative to our competitors, we could lose customers, or we could fail to attract potential new customers or expand sales to our existing customers, all of which could materially and adversely affect our business, results of operations, and financial condition.
We provide service level commitments under our Enterprise plan customer contracts and our Business plan terms of service. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or allow customers to terminate their subscriptions and our business could suffer.
Our Enterprise plan agreements and our Business plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise plan subscriptions and our Business plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our platform and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, the June 2019 route leak and the July 2019 outage on our network triggered certain of these types of obligations. The impact of the June 2019 route leak and July 2019 outage did not have a material impact on our results of operations or financial condition; however, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
If our products do not obtain and maintain market acceptance, our ability to grow our business and our results of operations may be adversely affected.
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our platform and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary certifications or adhere to standards established by third parties and may demand that they be provided a report from our auditors that we are in compliance. Although we currently have certain certifications such as SOC2 Type 1 and Type 2, SOC3, PCI DSS, and ISO 27001, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to the Federal Risk and Authorization Management Program (FedRAMP) and Electronic Identification and Trust Services Regulation standards in the United States and the EU, respectively, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our platform and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
The industry in which we compete is characterized by rapid technological change, including frequent introductions of new products and services, evolving industry standards, changing regulations, and the development of novel cyber-attacks by hostile parties, as well as changing customer needs, requirements, and preferences. Our need for continuous innovation is driven not only by competitive forces within our industry but also by our need to out-innovate the highly motivated third parties seeking to breach or compromise our network and those of our customers for economic, political, military, or other purposes.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on products and solutions for network security, performance, and reliability. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our products. For example, the full impact of the coronavirus that originated in China in 2019 and began to spread globally in early 2020 is unknown at this time but has resulted in an adverse impact on economic conditions in China and other Asian countries, which adverse impact could spread to other countries around the globe as the virus and its political, social, and economic impact spread. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products during an economic downturn. Weak economic conditions, including a reduction in spending on products and solutions for security, performance, and reliability, could reduce sales, lengthen sales cycles, increase churn, and lower demand for our products, any of which could adversely affect our business, results of operations, and financial condition.
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
We generate revenue primarily from subscriptions to our platform and products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and platform functionality. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products, particularly with respect to our newer products and solutions such as our recently announced Cloudflare for Teams suite of products. As the markets for our products mature, as we enter into newer product markets for our business, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
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
As we expand our sales to large customers, our sales cycle could lengthen and become unpredictable.
Historically, the implementation period to start using our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan typically lasting less than one quarter. As our business evolves, we are investing more resources into sales efforts directed to larger enterprises. These larger enterprises may undertake a significant evaluation and negotiation process, which could lengthen our sales cycle materially. The timing of sales to large customers can be more difficult to predict because of the length and unpredictability of the sales cycle for these customers. Our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our platform and products. Potential large customers often view the subscription to our products as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our platform and products prior to entering into or expanding a relationship with us.
Our sales force develops relationships directly with our customers and our channel partners on account penetration, account coordination, sales, and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether or when a sale to a prospective large customer will be completed and when revenue from a subscription will be recognized.
Sales to large customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, including:
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
These additional risks also can potentially act as a disincentive to our sales team’s pursuit of these large customers. As a result, sales to large customers may lead to greater unpredictability in our business, results of operations, and financial condition. If our sales efforts are not successful or cost-effective, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, either of which could harm our business.

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
We believe that the successful use of our platform and products requires a high level of support and engagement for many of our customers, particularly our large customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our platform and products, resolving performance issues, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber attacks and performance and reliability problems that may arise from time to time. The IT architecture of our contracted customers, particularly the larger organizations, is very complex and may require high levels of focused support to effectively utilize our platform and products. Because our platform and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our platform and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition.
We also rely on channel partners in order to provide frontline support to some of our customers, including in regions where we do not have a significant physical presence or the customers primarily speak languages other than English. If our channel partners do not provide support to the satisfaction of our customers, we may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with our channel partners. There can be no assurance that we will be able to hire sufficient support personnel as and when needed, particularly if our sales exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our platform and products could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations, and financial condition, particularly with respect to our large customers.
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
We may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our platform and products with our customers’ internal networks and infrastructures, our customers may not be able to fully utilize our platform and products, and we may, among other consequences, lose or fail to increase our market share and number of customers and experience reduced demand for our products, which would materially harm our business, results of operations, and financial condition.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a single source to purchase the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts were completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, the coronavirus that originated in China in 2019 and began to spread globally in early 2020 could result in disruptions and delays for these components. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted a Data Protection Act that is designed to be consistent with the GDPR, it is unclear how data transfers to and from the United Kingdom will be regulated after Brexit. In addition, the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. The California Attorney General is expected to issue regulations implementing the CCPA in the spring of 2020, and it remains unclear how significantly these regulations will impact covered companies’ CCPA compliance efforts already in place or underway. There is also an effort by a privately funded citizen group to further change the CCPA by introducing a new initiative to appear on the November 2020 California ballot called the California Privacy Rights and Enforcement Act. We cannot yet predict the impact of the CCPA and its implementing regulations on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act, and state laws relating to privacy and data security. Additionally, there are a number of proposed U.S. federal and state privacy and data protection bills under consideration in Congress and state legislatures across the country.
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
We may face fines, penalties, or other costs, either directly or vicariously, if any of our partners, resellers, contractors, vendors or other third parties fail to adhere to their compliance obligations under our policies and applicable law.
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
We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. In addition, a number of companies in our industry hold a large number of patents and also protect their copyright, trade secret, and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to intellectual property, our business practices, and our products. For example, we are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites, and a number of these lawsuits involve copyright infringement claims. We may also be subject to governmental and other regulatory investigations from time to time. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of December 31, 2019, we had over 110 issued patents and over 70 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including Baidu with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
We depend and rely upon software and technologies licensed from third parties to operate our business, and interruptions or the unavailability of these technologies may adversely affect our products, network, business, and results of operations.
We rely on software, services, and other technology from third parties that we incorporate into, or integrate with, our platform and products. We also rely on software, services, and other technology from third parties in order to operate critical functions of our business, including enterprise resource planning and customer relationship management services. If the software, services, or other technology we rely on become unavailable due to extended outages, the third-party provider disabling our access, expiration or termination of licenses, or because they are otherwise no longer available on commercially reasonable terms, our expenses could increase, and our ability to operate our network, provide our products, and our results of operations could be impaired until equivalent software, technology, or services are obtained or replacements are developed, all of which could adversely affect our business.
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
Some of our technology incorporates “open source” software, we license some of our software through open source projects and we voluntarily make available some of our software on an open source basis, which could negatively affect our ability to sell our products, subject us to possible litigation, and be used by other companies to compete against us.
Our platform and products incorporate software licensed under open source licenses, including open source software included in software we receive from third-party commercial software vendors. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, or warranties, or other contractual protections regarding infringement claims or the quality of the software. In addition, the wide availability of source code incorporated in our products could allow hostile parties to more easily identify security vulnerabilities in our platform and products. The terms of some open source licenses may provide that under certain conditions we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. In the event that certain portions of our proprietary software are determined to be subject to such requirements by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our network or applicable products, or otherwise be limited in the licensing of our products, each of which provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our products, and could reduce or eliminate the value of our products. Because the terms of open source licenses are novel and have not been widely interpreted by courts, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or by third parties seeking to enforce the terms of open source licenses against us in a manner we do not anticipate. In addition, we voluntarily make available certain portions of our software on an open source basis to the public and such software could then be used by other companies to compete against us.
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
•U.S., European, or other government certification and audit requirements potentially applicable to our network, including the FedRAMP in the U.S., are often difficult and costly to obtain and maintain, and failure to do so will restrict our ability to sell to government customers;
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
Sales and use, value-added, goods and services, and similar tax laws and rates vary greatly by jurisdiction. Our customers can be located in one jurisdiction, utilize our platform and products through our network equipment in a different jurisdiction, and pay us from an account located in a third jurisdiction. This divergence, along with the jurisdiction-by-jurisdiction variance in tax laws, causes significant uncertainty in the tax treatment of our business. There is further uncertainty as to what constitutes sufficient physical presence or nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet, and there is also uncertainty as to whether our characterization of our platform and products as not taxable in certain jurisdictions will be accepted by national, state, and local taxing authorities. In determining our tax filing obligations, management has made judgments regarding whether our activities in a jurisdiction rise to the level of taxability. These judgments may prove inaccurate, and one or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state and other tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Furthermore, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair may permit wider enforcement of sales tax collection requirements. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our platform and products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our platform and products, or otherwise harm our business, results of operations, and financial condition.
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
As of December 31, 2019, we had net operating loss carryforwards for U.S. federal income tax purposes of $221.5 million, net of uncertain tax positions, available to offset future U.S. federal taxable income that will begin to expire in 2029 for tax years beginning before December 31, 2017. Also as of December 31, 2019, we had net operating loss carryforwards for state income tax purposes of $104.7 million, net of uncertain tax positions, available to offset future state taxable income that will begin to expire in 2026. As of December 31, 2019, we had foreign tax credit carryforwards for federal income tax purposes of $1.8 million that will begin to expire, if not utilized, in 2025. Also as of December 31, 2019, we had federal research and development tax credit carryforwards of $8.5 million that will begin to expire in 2029 and state research and development tax credit carryforwards of $6.5 million that can be carried forward indefinitely.
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
Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to determination of deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, useful lives of property and equipment, the valuation and recognition of stock-based compensation, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
The occurrence of any catastrophic event, including an earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, epidemic or pandemic diseases (such as the coronavirus that originated in China in 2019 and began to spread globally in early 2020), cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the U.S. Pacific Northwest, both regions known for seismic activity, and we also have a second core co-location facility in Luxembourg. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
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
Part of our business strategy is to make acquisitions of other companies, products, and technologies. For example, in January 2020, we acquired S2 Systems Corporation, a company that has developed patented browser isolation technology. We have limited experience in making acquisitions. We also may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
Certain of our key business metrics could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
We rely on assumptions and estimates to calculate certain of our key business metrics, such as dollar-based net retention rate. We regularly review and may adjust our processes for calculating our key business metrics to improve their accuracy. For example, we recently announced a change in how we will calculate our key business metrics starting during 2020 so that they will be based on revenue instead of billings. Our key business metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our key business metrics to be accurate representations of our business, or if we discover material inaccuracies in our key business metrics, our reputation, business, results of operations, and financial condition would be harmed.
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
Prior to our IPO, there was no public market for shares of our Class A common stock. The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include:
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
Historically, we have financed our operations primarily through the sale of our equity securities as well as payments received from customers using our global cloud platform. Although we currently anticipate that our existing cash, cash equivalents, and available-for-sale securities, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.
The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, and it may depress the trading price of our Class A common stock.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 84.6% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of shares of Class B common stock and the cessation of employment by holders of our Class B common stock generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes and transfers between related entities. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long-term.
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
Substantial future sales could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of such stock, and the perception that these sales could occur may also depress the market price of our Class A common stock.
Under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we file registration statements to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.
Sales of our shares may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we lease approximately 81,000 square feet. Of the total leased space in San Francisco, approximately 66,000 square feet is concentrated in our adjoining buildings located at 101 Townsend Street and 111 Townsend Street pursuant to lease agreements expiring in October 2022. In addition, we lease approximately 15,000 square feet at 634 Second Street pursuant to a lease agreement expiring in December 2027. We also maintain offices in multiple locations in the United States, including Austin, Texas; Champaign, Illinois; New York, New York; San Jose, California; and Washington, D.C., as well as multiple locations internationally, including Australia, China, Germany, Portugal, Singapore and the United Kingdom to support our global team.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3. Legal Proceedings
From time to time we are subject to legal proceedings and claims arising in the ordinary course of business. We are not presently a party to any legal proceeding that we believe is likely to have a material impact on our business, results of operations, or financial condition.
Future litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, see "Risk Factors - Activities of our paying and free customers or the content of their websites and other Internet properties could subject us to liability" and "We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters that, if resolved adversely, could have a material impact on our business, results of operations, or financial condition" and Note 7. Commitments and Contingencies - Legal Matters to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Class A Common Stock
Our Class A common stock has been listed on the New York Stock Exchange (NYSE) under the symbol "NET" since September 13, 2019. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.
Holders of Record
As of February 21, 2020, we had 505 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 13, 2019 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2019 with (ii) the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor's Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on September 13, 2019 and the reinvestment of dividends. The graph uses the closing market price on September 13, 2019 of $18.00 per share as the initial value of our common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

120
115
110
105
100
95
90
09/13/19
09/30/19
12/31/19
Cloudflare
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period 9/13/2019	9/30/2019	12/31/2019
Cloudflare	$100.00	$103.17	$94.78
S&P 500 Index	100.00	98.98	107.43
S&P 500 Information Technology Index	100.00	99.44	113.36

Unregistered Sales of Equity Securities
From January 1, 2019 through September 13, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 393,716 shares of our Class B common stock under our 2010 Equity Incentive Plan (our 2010 Plan) at exercise prices ranging from $8.56 to $9.97 per share.
From January 1, 2019 through September 13, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate of 6,465,154 shares of Class B common stock under our 2010 Plan.
From January 1, 2019 through September 13, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other services providers an aggregate of 2,548,237 shares of Class B common stock upon the exercise of options issued under our 2010 Plan at exercises prices ranges from $0.07 to $9.97, for an aggregate exercise price of $5,702,085 and an aggregate of zero shares of Class A common stock upon the exercise of options issued under our 2010 Plan.
On September 9, 2019, we entered into an Exchange Agreement with certain of our existing stockholders, pursuant to which we exchanged, for no consideration, an aggregate of 2,200,000 shares of Class B common stock for an equivalent number of newly issued shares of Class B common stock.
On September 19, 2019, we also issued an aggregate of 174,347 shares of Class B common stock to a warrant holder upon the exercise of an outstanding warrant to purchase an aggregate of 177,410 shares of Class B common stock pursuant to a net exercise mechanism under the warrant. The warrant had an exercise price of $0.3382 per share.

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
Issuer Purchases of Equity Securities
None.
Use of Proceeds from Initial Public Offering of Class A Common Stock
In September 2019, we closed our initial public offering in which we sold 40,250,000 shares of Class A common stock at a price to the public of $15.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233296), which was declared effective by the SEC on September 12, 2019. We raised aggregate net proceeds of $565.0 million from the IPO, after deducting underwriting discounts and commissions and offering costs. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus filed with the SEC on September 13, 2019 pursuant to Rule 424(b)(4).
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

Item 6. Selected Financial and Other Data
The following selected consolidated financial and other data should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$287,022	$192,674	$134,915	$84,791
Cost of revenue(1)	63,423	43,537	28,788	23,962
Gross profit	223,599	149,137	106,127	60,829
Operating expenses:
Sales and marketing(1)	159,298	94,394	61,899	40,122
Research and development(1)	90,669	54,463	33,650	23,663
General and administrative(1)	81,578	85,179	20,308	14,073
Total operating expenses	331,545	234,036	115,857	77,858
Loss from operations	(107,946)	(84,899)	(9,730)	(17,029)
Non-operating income (expense):
Interest income	5,787	1,895	762	626
Interest expense	(1,112)	(992)	(862)	(654)
Other income (expense), net	(1,442)	(2,091)	115	(208)
Total non-operating income (expense), net	3,233	(1,188)	15	(236)
Loss before income taxes	(104,713)	(86,087)	(9,715)	(17,265)
Provision for income taxes	1,115	1,077	1,033	69
Net loss	$(105,828)	$(87,164)	$(10,748)	$(17,334)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.72)	$(1.08)	$(0.14)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	146,306	80,981	77,147	75,721
_______________
(1)Includes stock-based compensation expense as follows:
(2)Refer to Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of per share amounts.

	Year Ended December 31,
	2019	2018	2017	2016

	(in thousands)
Cost of revenue	$716	$119	$47	$64
Sales and marketing	8,709	979	488	381
Research and development	13,037	1,532	969	1,043
General and administrative	14,165	24,717	1,251	4,212
Total stock-based compensation expense	$36,627	$27,347	$2,755	$5,700

	December 31,
	2019	2018	2017

	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and available-for-sale securities	$636,948	$160,657	$73,407
Working capital(1)	$605,989	$135,358	$64,861
Property and equipment, net	$101,466	$73,210	$51,423
Total assets	$830,824	$298,380	$163,143
Deferred revenue, current and noncurrent	$31,647	$17,037	$12,134
Redeemable convertible preferred stock	$—	$331,521	$181,546
Accumulated deficit	$(301,706)	$(195,878)	$(108,714)
Total stockholders’ (deficit) equity	$725,828	$(113,505)	$(59,834)
_______________
(1)Working capital is defined as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. Our fiscal year end is December 31.
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
•Pay-As-You-Go Customers. For our pay-as-you-go customers (and which we previously referred to as self-serve customers), we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Our Pro plan provides basic functionality to improve the security, performance, and reliability of applications, such as enhanced web application firewall and image and mobile optimization. Our Business plan includes additional functionality often required by larger organizations, including service level agreements of up to 100% uptime, dynamic content acceleration, and enhanced customer support. Our implementation period for pay-as-you-go customers is extremely short with most customers implementing our services within a matter of minutes. While our Pro and Business plans offer significant value to customers, customers can subscribe to add-on products and platform functionality we offer to meet their more advanced needs. Our pay-as-you-go customers typically pay with a credit card on a monthly basis.
•Contracted Customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan (and which we previously referred to as enterprise customers), have contracts that range from one to three years and are typically billed on a monthly basis. Our contracted customer sales cycle typically lasts less than one quarter. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and a smaller portion based on usage.
Key elements of our business model include:
•Free customer base. Free customers are an important part of our business. These customers, like our pay-as-you-go customers, sign up for our service through our website and are typically individual developers, early stage startups, hobbyists, and other users. Our free customers create scale, serve as efficient brand marketing, and help us attract developers, customers, and potential employees. These free customers expose us to diverse traffic, threats, and problems, often allowing us to see potential security, performance, and reliability issues at the earliest stage. This knowledge allows us to improve our products and deliver more effective solutions to our paid customers. In addition, the added scale and diversity of this traffic makes us valuable to a diverse set of global ISPs, improving the breadth and economic terms of our interconnections, bandwidth costs, and co-location expenses. Finally, the enthusiastic engagement of our free customer base represents a "virtual quality assurance" function that allows us to maintain a high rate of product innovation, while ensuring our products are extensively tested in real world environments before they are deployed to enterprise customers.
•Significant investment in ongoing product development. We invest significantly in research and development. Our focus on research and development allows us to continually enhance the capabilities and functionality of our global cloud platform with new products that are innovative and powerful and can be quickly adopted by our customers and helps us grow our free and paying customer base, which allows us to serve a greater portion of the world's Internet traffic. That in turn provides us with greater knowledge and insight into the challenges that Internet users face every day.
•Investments in our network for growth. We believe that the size, sophistication, and distributed nature of our network provide us with a significant competitive advantage. We intend to continue to make substantial investments in network infrastructure to support the growth of our business. As we invest in our network, we believe the service that we can provide our customers and the insight and knowledge that we can gain will continue to grow.
•Efficient go-to-market model. We have built an efficient go-to market model that reflects the flexibility and ease of use our platform offers to our customers around the world. This has enabled us to acquire new customers as well as to expand within our existing customer base in a rapid, cost-effective manner. In particular, we have invested heavily in our contracted customer sales efforts.
◦New customer acquisition. We believe that any person or business that relies on the Internet to deliver products, services or content can be a Cloudflare customer. As such, we are focused on driving an increased number of customers on our platform to support our long-term growth. Through our pay-as-you-go offering, a customer can subscribe to one of our many plans and begin using our platform within minutes, with minimal technical skill and no professional services. This has allowed us to acquire a large portion of paying customers very rapidly and at significantly lower customer acquisition costs. Additionally, we continue to invest to build our direct sales force and improve the sophistication of our sales operations.
◦Expansion of our existing customers. We believe that our platform enables a large opportunity for growth within our existing customer base given the breadth of products we offer on our platform. Our relationships with customers often start with servicing a portion of their overall network needs and expand over time as they realize the significant value we deliver. Once a customer has adopted one product on our platform it can easily add additional products with a single click. As we add more products and functionality to our platform, we see opportunities to drive upsell as customers seek to consolidate onto one platform to meet all of their security, performance, and reliability network requirements.
◦International reach. Our global network, with a presence in 200 cities in over 90 countries, has helped to foster our strong international growth. International markets represented at least 50% of our revenue in the years ended December 31, 2019, 2018, and 2017, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.

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

Opportunities, Challenges, and Risks
We believe that the growth of our business and our future success are dependent upon many factors, including growing our customer base, expanding our relationships with existing paid customers, developing and successfully launching new products, expanding into additional market segments, expanding our base of free customers, and developing and maintaining favorable peering and co-location relationships. Each of these factors presents significant opportunities for us, but also poses material challenges and risks that we must successfully address in order to grow our business and improve our operating results. We expect that addressing these challenges and risks will increase our operating expenses significantly over the next several years. The timing of our future profitability, if we achieve profitability at all, will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control. In addition, we must comply with complex, uncertain, and evolving laws, rules, and regulatory requirements across federal, state, and international jurisdictions. If we fail to successfully address these challenges, risks, and variables, our business, operating results, financial condition, and prospects may be adversely affected. Refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for additional information on the challenges and risks we face.

Key Business Metrics and Non-GAAP Financial Measures
We review a number of operating and financial metrics, including the following key metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Gross profit	$223,599	$149,137	$106,127
Gross margin	78%	77%	79%
Loss from operations	$(107,946)	$(84,899)	$(9,730)
Non-GAAP loss from operations	$(71,194)	$(57,035)	$(6,513)
Operating margin	(38)%	(44)%	(7)%
Non-GAAP operating margin	(25)%	(30)%	(5)%
Net cash used in operating activities	$(38,917)	$(43,281)	$3,167
Net cash used in investing activities	$(417,641)	$(120,795)	$9,544
Net cash provided by financing activities	$570,768	$168,621	$(149)
Free cash flow	$(96,196)	$(78,120)	$(19,808)
Net cash provided by (used in) operating activities (as a percentage of revenue)	(14)%	(22)%	2%
Free cash flow margin	(34)%	(40)%	(15)%
Paying customers	82,882	67,899	49,309
Paying customers (> $100,000 Annualized Billings)	550	313	184
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

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Loss from operations	$(107,946)	$(84,899)	$(9,730)
Add:
Stock-based compensation expense	36,627	27,347	2,755
Amortization of acquired intangible assets	125	517	462
Non-GAAP loss from operations	$(71,194)	$(57,035)	$(6,513)
Operating margin	(38)%	(44)%	(7)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(25)%	(30)%	(5)%
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

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(38,917)	$(43,281)	$3,167
Less: Purchases of property and equipment	(43,289)	(25,466)	(19,031)
Less: Capitalized internal-use software	(13,990)	(9,373)	(3,944)
Free cash flow	$(96,196)	$(78,120)	$(19,808)
Net cash used in investing activities	$(417,641)	$(120,795)	$9,544
Net cash provided by financing activities	$570,768	$168,621	$(149)
Net cash used in operating activities (as a percentage of revenue)	(14)%	(22)%	2%
Less: Purchases of property and equipment (as a percentage of revenue)	(15)%	(13)%	(14)%
Less: Capitalized internal-use software (as a percentage of revenue)	(5)%	(5)%	(3)%
Free cash flow margin	(34)%	(40)%	(15)%
Key Business Metrics
Paying Customers
We believe our ability to grow the number of paying customers on our platform provides a key indicator of the growth of our business and our future business opportunities. We define a paying customer at the end of any period as a person or entity who has been billed for our services in the last month of the period, excluding (i) Baidu, (ii) other customers that were not acquired through ordinary sales channels, and (iii) customers using our consumer products, such as 1.1.1.1 and Warp. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 82,882, 67,899, and 49,309 as of December 31, 2019, 2018, and 2017, respectively.
Paying Customers (> $100,000 Annualized Billings)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Billings greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Billings, we take the billings for each customer in the final month of a period and multiply that amount by 12. Our Annualized Billings calculation excludes (i) our strategic agreement with Baidu, (ii) other agreements that were not entered into through our ordinary sales channels, and (iii) customers using our consumer products, such as 1.1.1.1 and Warp, and that together represent an insignificant amount of our revenue. We include both month-to-month subscriptions and longer-term agreements with our contracted customers in the calculation of Annualized Billings. Our Annualized Billings metric also includes any usage charges by a customer during a period, which represent a small portion of our total billings and may not be recurring. As a result, Annualized Billings may be higher than actual billings over the course of the year. For example, if we signed a new customer that was billed for $200 in December, that customer would account for $2,400 of Annualized Billings for that year. The number of paying customers with Annualized Billings greater than $100,000 was 550, 313, and 184 as of December 31, 2019, 2018, and 2017, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global cloud platform.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paid customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our platform. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a period, we compare the Annualized Billings from paid customers 12 months prior to the Annualized Billings from the same set of customers in the last month of the current period. Our dollar-based net retention includes any expansion and is net of contraction and attrition, but excludes Annualized Billings from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paid customers as they renew and expand their contracts. Our dollar-based net retention rates for the trailing twelve months ended December 31, 2019, 2018, and 2017 were 112%, 111%, and 113%, respectively.

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
Interest Expense
Interest expense consists primarily of interest related to our built-to-suit lease financing obligation and interest on our notes payable.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Year Ended December 31,
	2019	2018	2017

	(dollars in thousands)
Revenue	$287,022	$192,674	$134,915
Cost of revenue(1)	63,423	43,537	28,788
Gross profit	223,599	149,137	106,127
Operating expenses:
Sales and marketing(1)	159,298	94,394	61,899
Research and development(1)	90,669	54,463	33,650
General and administrative(1)	81,578	85,179	20,308
Total operating expenses	331,545	234,036	115,857
Loss from operations	(107,946)	(84,899)	(9,730)
Non-operating income (expense):
Interest income	5,787	1,895	762
Interest expense	(1,112)	(992)	(862)
Other income (expense), net	(1,442)	(2,091)	115
Total non-operating income (expense), net	3,233	(1,188)	15
Loss before income taxes	(104,713)	(86,087)	(9,715)
Provision for income taxes	1,115	1,077	1,033
Net loss	$(105,828)	$(87,164)	$(10,748)
_______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$716	$119	$47
Sales and marketing	8,709	979	488
Research and development	13,037	1,532	969
General and administrative	14,165	24,717	1,251
Total stock-based compensation expense	$36,627	$27,347	$2,755
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

We incurred a $23.3 million stock-based compensation expense charge related to a secondary sale of our common stock in September 2018.

	Year Ended December 31,
	2019	2018	2017
Percentage of Revenue Data:
Revenue	100%	100%	100%
Cost of revenue	22	23	21
Gross margin	78	77	79
Operating expenses:
Sales and marketing	56	49	46
Research and development	32	28	25
General and administrative	28	44	15
Total operating expenses	116	121	86
Loss from operations	(38)	(44)	(7)
Non-operating income (expense):
Interest income	2	1	1
Interest expense	—	(1)	(1)
Other income (expense), net	(1)	(1)	—
Total non-operating income (expense), net	1	(1)	—
Loss before income taxes	(37)	(45)	(7)
Provision for income taxes	—	1	1
Net loss	(37)%	(46)%	(8)%
Comparison of the Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Revenue	$287,022	$192,674	$94,348	49%
Revenue increased by $94.3 million, or 49%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Of this increase, 38% was due to sales to new customers, and the remaining increase was due to increased sales to existing customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Cost of revenue	$63,423	$43,537	$19,886	46%
Gross margin	78%	77%
Cost of revenue increased by $19.9 million, or 46%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in cost of revenue was primarily due to an increase of $7.5 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, an increase of

$3.5 million related to the amortization of capitalized internal-use software costs, an increase of $3.3 million in depreciation expense related to purchases of equipment located in co-location facilities, and an increase of $3.2 million in employee-related costs due to a 37% increase in headcount in our customer support and technical operations organizations. The remainder of the increase was primarily attributable to an increase of $0.9 million in payment processing fees and third-party technology services.
Gross margin did not significantly fluctuate during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Sales and marketing	$159,298	$94,394	$64,904	69%
Sales and marketing expenses increased by $64.9 million, or 69%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by $39.3 million in increased employee-related costs due to a 58% increase in headcount in our sales and marketing organization from December 31, 2018 to December 31, 2019, including an increase of $7.7 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon the effective date of our registration statement on Form S-1 filed with the SEC in connection with the IPO. The remainder of the increase was due primarily to increased expenses of $9.6 million in marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, aimed at driving overall revenue growth, $7.3 million related to allocated overhead costs, $4.5 million related to increased travel-related costs and third-party technology services, and an increase of $3.5 million in co-location and bandwidth expenses for free customers.
Research and Development

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Research and development	$90,669	$54,463	$36,206	66%
Research and development expenses increased by $36.2 million, or 66%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by $34.8 million in increased employee-related costs due to a 33% increase in headcount in our research and development organization from December 31, 2018 to December 31, 2019, including an increase of $13.3 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon the effective date of our registration statement on Form S-1 filed with the SEC in connection with the IPO. The remainder of the increase was due to $5.0 million of increased allocated overhead costs primarily related to rent and office-related expenses due to expansion of office space, and $2.4 million of increased travel-related costs and consulting expenses. These increases were partially offset by decreased expenses of $6.4 million as a result of increased capitalized internal-use software development costs.
General and Administrative

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
General and administrative	$81,578	$85,179	$(3,601)	(4)%

General and administrative expenses decreased by $3.6 million, or 4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily driven by $8.1 million of decreased professional fees for third-party accounting, consulting, and legal services, $5.6 million of decreased allocated overhead costs, and $0.8 million in decreased employee-related costs. The decrease in employee-related costs primarily consisted of $10.6 million in decreased stock-based compensation expense related to the secondary stock sales in 2018 described in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, partially offset by a 56% increase in headcount in our general and administrative organization from December 31, 2018 to December 31, 2019, as well as increased stock-based compensation expense related to QE options and QE RSUs with performance conditions that were satisfied upon our Class A common stock being listed on a public exchange and the effective date of our registration statement on Form S-1 filed with the SEC in connection with the IPO. These decreases were partially offset by $3.1 million of increased depreciation expense, $2.8 million of increased expenses for insurance, fees, and taxes, $1.7 million of increased third-party technology services costs, $1.7 million of increased company-wide event and travel-related costs, and $1.4 million of bad debt expense.
Non-Operating Income (Expense)
Interest Income

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Interest income	$5,787	$1,895	$3,892	205%
Interest income increased by $3.9 million, or 205%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily driven by a higher invested balance in cash and cash equivalents and available-for-sale securities as a result of the IPO proceeds.
Interest Expense

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Interest expense	$(1,112)	$(992)	$(120)	12%
Interest expense did not significantly fluctuate during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Other Expense, net

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Other expense, net	$(1,442)	$(2,091)	$649	(31)%
Other expense, net decreased by $0.6 million, or 31%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily driven by an increase of $1.0 million in rental income from sublease activities. This decrease was partially offset by increased expense of $0.3 million as a result of the increased fair value of our redeemable convertible preferred stock warrant liability and fluctuations in foreign currency transaction gains and losses.

Provision for Income Taxes

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Provision for income taxes	$1,115	$1,077	$38	4%
The provision for income taxes did not significantly fluctuate during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Comparison of the Years Ended December 31, 2018 and 2017
Revenue

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Revenue	$192,674	$134,915	$57,759	43%
Revenue increased by $57.8 million, or 43%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Of this increase, 42% was due to increased sales to existing customers, and the remaining increase was due to sales to new customers.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Cost of revenue	$43,537	$28,788	$14,749	51%
Gross margin	77%	79%
Cost of revenue increased by $14.7 million, or 51%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in cost of revenue was primarily due to an increase of $6.4 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, and an increase of $2.5 million in depreciation expense related to purchases of equipment located in co-location facilities. The remainder of the increase was primarily attributable to an increase of $2.3 million related to the amortization of capitalized internal-use software costs, an increase of $1.9 million in employee-related costs due to a 60% increase in headcount in our customer support and technical operations organizations, and an increase of $1.1 million related to third-party technology services and payment processing fees.
Gross margin decreased to 77% from 79% during the year ended December 31, 2018 compared to the year ended December 31, 2017, respectively. The decrease in gross margin was driven by higher network and bandwidth costs and expenses related to operating in additional co-location facilities, as we invested in additional co-location facilities and additional equipment within existing co-location facilities to support our global cloud platform. Our gross margin may fluctuate or decline in the near-term as we seek further expansion of our global cloud platform.

Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Sales and marketing	$94,394	$61,899	$32,495	52%
Sales and marketing expenses increased by $32.5 million, or 52%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily driven by $24.6 million in increased employee-related costs due to a 61% increase in headcount in our sales and marketing organization from December 31, 2017 to December 31, 2018, including an increase of $5.4 million in sales commissions expense including the amortization of contract acquisition costs. The remainder of the increase was due primarily to increased costs of marketing programs of $4.6 million due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, aimed at driving overall revenue growth, increased expenses of $3.1 million related to co-location and bandwidth expenses for free customers due to an increase in free customers, $2.2 million of increased allocated overhead costs primarily related to rent and office-related expenses due to expansion of office space, increased expenses of $2.1 million related to third-party technology services, consulting services, and company-wide event costs, and $1.9 million of increased travel-related costs. These increases were partially offset by decreased expenses of $6.3 million as a result of decreased certificate authority services costs for free customers due to re-negotiating rates with vendors.
Research and Development

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Research and development	$54,463	$33,650	$20,813	62%
Research and development expenses increased by $20.8 million, or 62%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily driven by $20.9 million in increased employee-related costs due to a 58% increase in headcount in our research and development organization from December 31, 2017 to December 31, 2018, $2.9 million of increased allocated overhead costs primarily related to rent and office-related expenses due to expansion of office space, $1.0 million of increased travel-related costs, and $1.0 million of increased third-party services and technology costs. These increases were partially offset by decreased expenses of $5.4 million as a result of increased capitalized internal-use software development costs.
General and Administrative

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
General and administrative	$85,179	$20,308	$64,871	319%
General and administrative expenses increased by $64.9 million, or 319%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily driven by $32.1 million in increased employee-related costs, inclusive of an increase of $23.3 million in non-cash stock-based compensation expense related to the secondary stock sales during the year ended December 31, 2018 described in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The increase in employee-related costs was also driven by a 63% increase in headcount in our general and administrative organization from December 31, 2017 to December 31, 2018 as we prepared to operate as a public company. The remainder of the increase was primarily due to an increase of $22.8 million of professional fees for third-party accounting, consulting, and legal services as we invested in preparing to be a public company, $8.0 million of professional fees for information technology as we scaled our systems to operate as a public company, $1.9 million of increased recruiting, travel, and company-wide event costs, $1.1 million of bad debt expense, $1.0 million of increased third-party technology services costs, and $0.8 million of increased depreciation expense. These increases were partially offset by $3.0 million of decreased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Interest income	$1,895	$762	$1,133	149%
Interest income increased by $1.1 million, or 149%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily driven by a higher invested balance in cash and cash equivalents and available-for-sale securities.
Interest Expense

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Interest expense	$(992)	$(862)	$(130)	15%
Interest expense did not significantly fluctuate during the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Other Income (Expense), net

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Other income (expense), net	$(2,091)	$115	$(2,206)	*
_______________
* Not meaningful
Other income (expense), net decreased by $2.2 million, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily driven by increased expense of $1.2 million as a result of the increased fair value of our redeemable convertible preferred stock warrant liability. The remainder of the decrease was primarily driven by fluctuations in foreign currency transaction gains and losses.
Provision for Income Taxes

	Year Ended December 31,		Change
	2018	2017	$	%

	(dollars in thousands)
Provision for income taxes	$1,077	$1,033	$44	4%
The provision for income taxes did not significantly fluctuate during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Quarterly Results of Operations
The following tables set forth our unaudited quarterly statements of operations data for each of the quarters indicated, as well as the percentage that each line item represents of our revenue for each quarter presented. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements, and in the opinion of management, include all adjustments, which consist only of normal recurring adjustments, that are necessary for the fair statement of such data. Our historical results are not necessarily indicative of our future results, and the results for any quarter are not necessarily indicative of the results to be expected for a full year or any other period. The following quarterly financial data should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

	(in thousands)
Consolidated Statements of Operations
Revenue	$41,824	$45,281	$50,070	$55,499	$61,727	$67,424	$73,941	$83,930
Cost of revenue(1)	9,007	10,365	11,209	12,956	14,360	14,832	16,033	18,198
Gross profit	32,817	34,916	38,861	42,543	47,367	52,592	57,908	65,732
Operating expenses:
Sales and marketing(1)	18,895	22,849	24,462	28,188	30,817	35,836	45,538	47,107
Research and development(1)	11,263	13,023	14,827	15,350	17,649	18,868	27,863	26,289
General and administrative (1)	13,512	19,529	36,040	16,098	16,048	17,659	25,593	22,278
Total operating expenses	43,670	55,401	75,329	59,636	64,514	72,363	98,994	95,674
Loss from operations	(10,853)	(20,485)	(36,468)	(17,093)	(17,147)	(19,771)	(41,086)	(29,942)
Non-operating income (expense):
Interest income	234	226	387	1,048	913	830	1,079	2,965
Interest expense	(232)	(243)	(251)	(266)	(273)	(290)	(407)	(142)
Other expense, net	(446)	(217)	(1,240)	(188)	(293)	(86)	(651)	(412)
Total non-operating income (expense), net	(444)	(234)	(1,104)	594	347	454	21	2,411
Loss before income taxes	(11,297)	(20,719)	(37,572)	(16,499)	(16,800)	(19,317)	(41,065)	(27,531)
Provision for (benefit from) income taxes	171	301	417	188	314	389	(212)	624
Net loss	$(11,468)	$(21,020)	$(37,989)	$(16,687)	$(17,114)	$(19,706)	$(40,853)	$(28,155)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

	(in thousands)
Cost of revenue	$17	$33	$37	$32	$32	$34	$397	$253
Sales and marketing	154	234	290	301	279	275	4,880	3,275
Research and development	239	378	461	454	417	406	7,801	4,413
General and administrative	379	415	23,648	275	329	329	9,833	3,674
Total stock-based compensation expense	$789	$1,060	$24,436	$1,062	$1,057	$1,044	$22,911	$11,615

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Percentage of Revenue Data
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	22	23	22	23	23	22	22	22
Gross profit	78	77	78	77	77	78	78	78
Operating expenses:
Sales and marketing	45	50	49	51	50	53	62	56
Research and development	27	29	30	28	29	28	38	31
General and administrative	32	43	72	29	26	26	34	27
Total operating expenses	104	122	151	108	105	107	134	114
Loss from operations	(26)	(45)	(73)	(31)	(28)	(29)	(56)	(36)
Non-operating income (expense):
Interest income	1	—	1	1	1	1	1	3
Interest expense	(1)	(1)	(1)	—	—	—	—	—
Other expense, net	(1)	—	(2)	—	—	—	(1)	—
Total non-operating income (expense), net	(1)	(1)	(2)	1	1	1	—	3
Loss before income taxes	(27)	(46)	(75)	(30)	(27)	(28)	(56)	(33)
Provision for (benefit from) income taxes	—	—	1	—	1	1	(1)	1
Net loss	(27)%	(46)%	(76)%	(30)%	(28)%	(29)%	(55)%	(34)%
Quarterly Revenue Trends
Our quarterly revenue generally increased sequentially in each of the quarters presented due primarily to increases in sales to new customers as well as increases in sales to existing customers.
Quarterly Cost of Revenue Trends
Cost of revenue increased sequentially in each of the quarters presented, consistent with the growth of revenue and primarily driven by expenses related to operating in co-location facilities, network and bandwidth costs, and related overhead costs for operating our global cloud platform to support the expanded adoption of our global cloud platform by existing and new customers.

Quarterly Gross Profit Trends

The overall increase in gross profit during the quarters presented was primarily due to increases in revenue, and was due in part to the increased efficiency of our network infrastructure and co-location facilities.
Quarterly Operating Expense Trends
Operating expenses generally have increased sequentially in the quarters presented primarily due to increases in headcount and other related expenses to support our growth. Sales and marketing expenses increased as we expanded our sales team to acquire new customers, and we intend to continue to make significant investments in our sales and marketing organization. We also intend to invest in research and development efforts to add new features and enhance the functionality of our existing global cloud platform, and to ensure the security, performance, and reliability of our global cloud platform. General and administrative expenses increased in recent quarters due to costs related to preparing to be a public company. The increase in total operating expenses during the three months ended September 30, 2019 in absolute dollars and as a percentage of revenue is primarily due to cumulative stock-based compensation expense of $21.0 million for the QE Options for the service period rendered from the date of grant through the equity securities listing date and for the QE RSUs that vested in connection with the effective date of our registration statement on Form S-1 filed with the SEC in connection with the IPO, as described in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The increase in general and administrative expenses during the three months ended September 30, 2018 in absolute dollars and as a percentage of revenue is primarily due to a $23.3 million increase in stock-based compensation expense related to the secondary stock sale described in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
As of December 31, 2019, we had cash and cash equivalents of $139.0 million, including $2.4 million held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash and cash equivalents primarily consist of highly liquid money market funds, commercial paper, and U.S. government agency securities. We also had available-for-sale securities of $498.0 million consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $301.7 million as of December 31, 2019 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, and the continuing market adoption of our global cloud platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.
In July 2015 and November 2015, we entered into three separate Installment Purchase Agreements (IPA) totaling $1.7 million for computer equipment and maintenance with one of our suppliers. The agreements were collateralized by the equipment purchased from the supplier and bear interest ranging from 2.9% to 5.0%. We had an aggregate of $0.3 million outstanding in principal and interest under the IPA note payable as of December 31, 2018 and zero as of December 31, 2019.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Net cash provided by (used in) operating activities	$(38,917)	$(43,281)	$3,167
Net cash provided by (used in) investing activities	$(417,641)	$(120,795)	$9,544
Net cash provided by (used in) financing activities	$570,768	$168,621	$(149)
Operating Activities
Net cash used in operating activities during the year ended December 31, 2019 was $38.9 million, which resulted from a net loss of $105.8 million, adjusted for non-cash charges of $79.8 million and net cash outflow of $12.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $36.6 million for stock-based compensation expense, $29.5 million for depreciation and amortization expense, and $10.8 million for amortization of deferred contract acquisition costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $14.6 million increase in deferred revenue, and a $13.5 million increase in accounts payable, accrued expenses, and other liabilities, partially offset by a $20.1 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $11.2 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $9.2 million increase in prepaid expenses and other assets.
Net cash used in operating activities during the year ended December 31, 2018 was $43.3 million, which resulted from a net loss of $87.2 million, adjusted for non-cash charges of $55.5 million and net cash outflow of $11.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $27.3 million for stock-based compensation expense, $18.9 million for depreciation and amortization expense, and $7.1 million for amortization of deferred contract acquisition costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $14.8 million increase in accounts receivable, net which increased due to our growing customer base and timing of collections from our customers, a $12.2 million increase in deferred contract acquisition costs due to increased sales commissions due to the addition of new customers, a $6.3 million increase in prepaid expenses and other assets, partially offset by a $14.6 million increase in accounts payable, accrued expenses, and other liabilities, a $4.9 million increase in deferred revenue, and a $2.2 million decrease in contract assets due to timing of invoicing.
Net cash provided by operating activities during the year ended December 31, 2017 was $3.2 million, which resulted from a net loss of $10.7 million, adjusted for non-cash charges of $19.1 million and net cash outflow of $5.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.2 million for depreciation and amortization expense, $4.0 million for amortization of deferred contract acquisition costs, and $2.8 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $9.0 million increase in deferred contract acquisition costs due to increased sales commissions due to the addition of new customers and the expansion of existing customers, a $3.1 million increase in contract assets due to timing of invoicing, and a $2.1 million increase in accounts receivable, net due to our growing customer base and timing of collections from our customers, partially offset by a $5.5 million increase in deferred revenue and a $4.7 million increase in accrued expenses and other liabilities due to growth in our business and higher headcount.

Investing Activities
Net cash used in investing activities during the year ended December 31, 2019 of $417.6 million resulted primarily from the purchases of available-for-sale securities of $537.4 million, capital expenditures of $43.3 million, and the capitalization of internal-use software development costs of $14.0 million. These activities were offset by proceeds from the sales and maturities of available-for-sale securities of $177.0 million.
Net cash used in investing activities during the year ended December 31, 2018 of $120.8 million resulted primarily from the purchases of available-for-sale securities of $145.3 million, capital expenditures of $25.5 million, and the capitalization of internal-use software development costs of $9.4 million. These activities were partially offset by proceeds from maturities of available-for-sale securities of $59.2 million.
Net cash provided by investing activities during the year ended December 31, 2017 of $9.5 million resulted primarily from proceeds from maturities of available-for-sale securities of $79.8 million. This was partially offset by capital expenditures of $19.0 million, the capitalization of internal-use software development costs of $3.9 million, and purchases of available-for-sale securities of $47.1 million.
Financing Activities
Net cash provided by financing activities of $570.8 million during the year ended December 31, 2019 was primarily due to $570.5 million in net proceeds from the IPO, after deducting underwriting discounts and commissions, and $6.0 million of proceeds from the exercise of vested and unvested stock options, partially offset by $5.3 million of payments of deferred offering costs.
Net cash provided by financing activities of $168.6 million during the year ended December 31, 2018 was primarily due to $150.0 million of proceeds from the issuance of Series D redeemable convertible preferred stock and $18.9 million of proceeds from the exercise of vested and unvested stock options.
Net cash used in financing activities of $0.1 million during the year ended December 31, 2017 was primarily due to $2.2 million of proceeds from the build-to-suit lease financing obligation drawdown and $2.8 million of proceeds from the exercise of vested and unvested stock options, partially offset by the use of $4.8 million to repay the related party promissory note payable.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period as of December 31, 2019
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$13,684	$2,430	$4,210	$2,062	$4,982
Bandwidth and co-location commitments(2)	32,776	18,517	12,614	1,644	1
Operating lease obligations(3)	51,359	11,385	20,075	9,595	10,304
Total	$97,819	$32,332	$36,899	$13,301	$15,287

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2019 as we had not yet received the related services.
(2)Long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2019.
(3)Office space and equipment under non-cancelable operating leases, primarily due to our headquarters in San Francisco, California and for our offices in Austin, Texas; San Jose, California; Miramar, Florida; London, United Kingdom; Lisbon, Portugal; and Singapore. Total payments listed represent total minimum future lease payments.

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
In addition to the contractual obligations set forth above, as of December 31, 2019, we had $6.7 million in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2028.
For additional discussion on our leases and other commitments, refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Our actual results could differ from these estimates.
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
In accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. To achieve this standard, we apply the following five steps:
1. Identify the contract with a customer
We consider the terms and conditions of the contracts and our customary business practices in identifying our contracts under ASC 606. We determine that we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms, we have determined that collectibility is probable, and the contract has commercial substance. We apply judgment in determining that collectibility is probable, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information relevant to the customer.
2. Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available to us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Our performance obligation primarily consists of subscription and support services, as they are provided over the same service period.

3. Determine the transaction price
The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Usage-based variable consideration is recognized in the period it is incurred. None of our contracts contain a significant financing component.
4. Allocate the transaction price to performance obligations in the contract
The subscription and support services in our contracts are considered a single performance obligation, and thus the entire transaction price is allocated to the single performance obligation.
5. Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the service to a customer. Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration that we expect to be entitled to receive in exchange for those services.
We generate sales directly through our sales team and through our channel partners. Revenue from sales to channel partners are recorded once all revenue recognition criteria above are met. Channel partners generally receive an order from an end-customer prior to placing an order with us. Payment from channel partners is not contingent on the partner’s collection from end-customers. We have determined that we are acting as an agent in these arrangements and record this revenue on a net basis.
Subscription and Support Revenue
We generate revenue primarily from sales to our customers of subscriptions to access our platform, together with related support services. Arrangements with customers generally do not provide the customer with the right to take possession of our software operating our global cloud platform at any time. Instead, customers are granted continuous access to our global cloud platform over the contractual period. Access to our platform and products is considered a monthly series comprising one performance obligation. A time-elapsed output method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to subscription and support revenue is generally recognized on a straight-line basis over the contract term beginning on the date that our service is made available to the customer. Usage-based consideration is primarily related to fees charged for our customer’s use of excess bandwidth when accessing our platform in a given period and is recognized as revenue in the period in which the usage occurs.
The typical subscription and support term for our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan (and which we previously referred to as enterprise customers), is one year and subscription and support term lengths range from one to three years. Most of our contracts with contracted customers are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause if we fail to perform in accordance with the contractual terms. For our pay-as-you-go customers, which consist of customers that sign up for our Pro or Business subscription plans through our website (and which we previously referred to as self-serve customers), subscription and support terms are typically monthly.
Costs to Obtain and Fulfill a Contract
We capitalize sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of three years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the consolidated statements of operations. We determine the period of benefit for commissions paid for the acquisition of the initial contract by taking into consideration the expected subscription term and expected renewals of our customer contracts, the duration of our relationships with our customers, customer retention data, our technology development lifecycle, and other factors. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. We did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Stock-based Compensation
We recognize stock-based compensation expense based on the grant date fair value of the awards. We estimate the fair value of each stock-based award on the grant date using the Black-Scholes option pricing model. Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years. We account for forfeitures as they occur.
The Black-Scholes option pricing model requires the use of highly subjective assumptions. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. If any of the assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation expense for future awards may differ materially compared with the awards granted previously. These assumptions and estimates are as follows:
•Fair value of common stock—Prior to our IPO, the fair value of our common stock was historically determined by our Board of Directors, with assistance from management and contemporaneous third-party valuations. Because there had been no public trading market for our common stock, our Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors, including, but not limited to, our operating and financial performance, current business conditions and projections, the market performance of comparable publicly-traded software and technology companies, and the U.S. and global economic and capital market conditions and outlook to determine the best estimate of the fair value of our common stock at each grant date. After our IPO, we used the publicly quoted price of our Class A common stock as reported on the New York Stock Exchange as the fair value per share of our common stock;
•Expected term—The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the awards. The expected term was estimated using the simplified method allowed under U.S. GAAP;
•Volatility—We determine the expected volatility based on historical volatilities of similar publicly traded companies corresponding to the expected term of the awards;
•Risk free interest rates—The risk-free interest rate is based on the implied yield currently available on U.S. treasury notes with terms approximately equal to the expected term of the award; and
•Dividend yield—Our expected dividend rate is zero as we currently have no history or expectation of declaring dividends on our common stock.
The following weighted-average assumptions were used for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.2	6.5	6.5
Expected volatility	40.3%	43.5%	45.8%
Risk-free interest rate	2.3%	2.9%	2.1%
Dividend yield	—	—	—
We have granted qualified event options (the QE Options) and qualified event RSUs (the QE RSUs) to employees and contractors which vest on the satisfaction of both a service-based condition and a performance condition. For QE Options, the performance condition was deemed satisfied upon our Class A common stock being listed on a public exchange. For QE Options, the service-based condition is satisfied by rendering service from the date of grant through the qualifying event, as well as a four-year vesting period commencing with the qualifying event. For QE RSUs, the performance condition was deemed satisfied upon the effective date of our registration statement on

Form S-1 filed with the SEC in connection with the IPO. The QE RSUs have a service-based vesting condition satisfied over a four-year vesting period. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring. The listing of equity securities event and effectiveness of a registration statement event are not deemed probable until consummated. In connection with our IPO, we recognized $21.0 million of cumulative stock-based compensation expense for the QE Options for the service period rendered from the date of grant through the equity securities listing date and for the QE RSUs that vested in connection with the effective date of our registration statement on Form S-1 and began recording the remaining unrecognized stock-based compensation expense over the remainder of the requisite service period.
Capitalized Internal-Use Software Development Costs
Certain development costs related to our global cloud platform during the application development stage are capitalized. Costs incurred in the preliminary stages of development are analogous to research and development activities and are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized.

JOBS Act Accounting Election
We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of December 31, 2019, we had cash and cash equivalents of $139.0 million and available-for-sale securities of $498.0 million. The carrying amount of our cash equivalents approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to fluctuations in interest rates. Our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our securities as “available-for-sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
We do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have a material impact on our consolidated financial statements.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the years ended December 31, 2019, 2018, and 2017 a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.

Item 8. Financial Statements and Supplementary Data

The supplementary financial information required by this Item 8, is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Cloudflare, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cloudflare, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Santa Clara, California
March 4, 2020

CLOUDFLARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$138,976	$25,055
Available-for-sale securities	497,972	135,602
Accounts receivable, net	33,867	25,155
Contract assets	2,063	1,552
Prepaid expenses and other current assets	16,994	9,373
Total current assets	689,872	196,737
Property and equipment, net	101,466	73,210
Goodwill	4,083	4,083
Acquired intangible assets, net	31	156
Deferred contract acquisition costs, noncurrent	25,184	15,940
Restricted cash	6,660	6,371
Other noncurrent assets	3,528	1,883
Total assets	$830,824	$298,380
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,463	$14,285
Accrued expenses and other current liabilities	28,314	15,699
Note payable, current portion	—	255
Liability for early exercise of unvested stock options	13,263	14,323
Deferred revenue	30,843	16,817
Total current liabilities	83,883	61,379
Build-to-suit lease financing obligation	10,506	10,443
Deferred revenue, noncurrent	804	220
Redeemable convertible preferred stock warrant liability	—	1,618
Other noncurrent liabilities	9,803	6,704
Total liabilities	104,996	80,364
Commitments and contingencies (Note 7)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock; $0.001 par value; zero and 168,108 shares authorized as of December 31, 2019 and 2018, respectively; zero and 165,658 shares issued and outstanding with aggregate liquidation preference of zero and $332,041 as of December 31, 2019 and 2018, respectively	—	331,521
Stockholders’ Equity (Deficit)
Class A common stock; $0.001 par value; 2,250,000 and 550,000 shares authorized as of December 31, 2019 and 2018, respectively; 87,072 and zero shares issued and outstanding as of December 31, 2019 and 2018, respectively	87	—
Class B common stock; $0.001 par value; 315,000 and 300,000 shares authorized as of December 31, 2019 and 2018, respectively; 213,101 and 91,542 shares issued and outstanding as of December 31, 2019 and 2018, respectively	207	85
Additional paid-in capital	1,027,179	82,345
Accumulated deficit	(301,706)	(195,878)
Accumulated other comprehensive income (loss)	61	(57)
Total stockholders’ equity (deficit)	725,828	(113,505)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$830,824	$298,380

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$287,022	$192,674	$134,915
Cost of revenue	63,423	43,537	28,788
Gross profit	223,599	149,137	106,127
Operating expenses:
Sales and marketing	159,298	94,394	61,899
Research and development	90,669	54,463	33,650
General and administrative	81,578	85,179	20,308
Total operating expenses	331,545	234,036	115,857
Loss from operations	(107,946)	(84,899)	(9,730)
Non-operating income (expense):
Interest income	5,787	1,895	762
Interest expense	(1,112)	(992)	(862)
Other income (expense), net	(1,442)	(2,091)	115
Total non-operating income (expense), net	3,233	(1,188)	15
Loss before income taxes	(104,713)	(86,087)	(9,715)
Provision for income taxes	1,115	1,077	1,033
Net loss	$(105,828)	$(87,164)	$(10,748)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(1.08)	$(0.14)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	146,306	80,981	77,147

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2019	2018	2017

Net loss	$(105,828)	$(87,164)	$(10,748)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	118	49	(17)
Other comprehensive income (loss)	118	49	(17)
Comprehensive loss	$(105,710)	$(87,115)	$(10,765)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	152,022	$181,546	—	$—	76,593	$77	$44,588	$(97,966)	$(89)	$(53,390)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,461	2	1,053	—	—	1,055
Repurchases of unvested common stock	—	—	—	—	(11)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	997	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	—	455	—	—	455
Vesting of restricted common stock	—	—	—	—	76	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	2,806	—	—	2,806
Net loss	—	—	—	—	—	—	—	(10,748)	—	(10,748)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(17)	(17)
Balance as of December 31, 2017	152,022	181,546	—	—	79,116	79	48,907	(108,714)	(106)	(59,834)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $25	13,636	149,975	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	5,481	6	4,406	—	—	4,412
Repurchases of unvested common stock	—	—	—	—	(36)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	6,906	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	—	1,415	—	—	1,415
Vesting of restricted common stock	—	—	—	—	75	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	27,614	—	—	27,614
Net loss	—	—	—	—	—	—	—	(87,164)	—	(87,164)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	49	49
Balance as of December 31, 2018	165,658	331,521	—	—	91,542	85	82,345	(195,878)	(57)	(113,505)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	40,250	40	—	—	565,001	—	—	565,041
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(165,658)	(331,521)	31,381	31	134,277	135	331,355	—	—	331,521
Conversion of redeemable convertible preferred stock warrants into common stock warrants and issuance of common stock upon net exercise of common stock warrants	—	—	—	—	174	—	3,135	—	—	3,135
Issuance of common stock in connection with acquisition	—	—	—	—	7	—	18	—	—	18
Issuance of common stock upon exercise of stock options	—	—	27	1	1,736	2	3,055	—	—	3,058
Repurchases of unvested common stock	—	—	—	—	(123)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	902	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	—	3,668	—	—	3,668
Conversion of Class B to Class A common stock	—	—	15,414	15	(15,414)	(15)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	38,602	—	—	38,602
Net loss	—	—	—	—	—	—	—	(105,828)	—	(105,828)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	118	118
Balance as of December 31, 2019	—	$—	87,072	$87	213,101	$207	$1,027,179	$(301,706)	$61	$725,828
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net loss	$(105,828)	$(87,164)	$(10,748)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	29,479	18,905	12,174
Amortization of deferred contract acquisition costs	10,821	7,060	3,955
Stock-based compensation expense	36,627	27,347	2,755
Net accretion of discounts and amortization of premiums on available-for-sale securities	(1,801)	(570)	338
Deferred income taxes	370	385	(135)
Provision for bad debt	2,488	1,080	—
Change in fair value of redeemable convertible preferred stock warrant liability	1,517	1,220	50
Other	304	46	9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(11,200)	(14,758)	(2,073)
Contract assets	(511)	2,158	(3,075)
Deferred contract acquisition costs	(20,065)	(12,235)	(8,976)
Prepaid expenses and other current assets	(7,621)	(5,942)	941
Other noncurrent assets	(1,575)	(352)	(1,261)
Accounts payable	(1,328)	4,386	(957)
Accrued expenses and other current liabilities	12,334	6,824	3,982
Deferred revenue	14,610	4,903	5,500
Other noncurrent liabilities	2,462	3,426	688
Net cash provided by (used in) operating activities	(38,917)	(43,281)	3,167
Cash Flows From Investing Activities
Purchases of property and equipment	(43,289)	(25,466)	(19,031)
Capitalized internal-use software	(13,990)	(9,373)	(3,944)
Cash paid for acquisitions, net of cash acquired	—	—	(250)
Purchases of available-for-sale securities	(537,382)	(145,269)	(47,090)
Sales of available-for-sale securities	1,978	—	—
Maturities of available-for-sale securities	174,998	59,249	79,831
Other investing activities	44	64	28
Net cash provided by (used in) investing activities	(417,641)	(120,795)	9,544
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock, net of issuance costs	—	149,975	—
Proceeds from initial public offering, net of underwriting discounts and commissions	570,544	—	—
Proceeds from the exercise of stock options	3,058	4,412	1,085
Proceeds from the early exercise of stock options	2,909	14,525	1,675
Repurchases of unvested common stock	(283)	(65)	(16)
Payments on note payable	(255)	(356)	(345)
Payments on related party promissory note payable	—	—	(4,750)
Proceeds from build-to-suit lease financing obligation drawdown	63	130	2,202
Payments of deferred offering costs	(5,268)	—	—
Net cash provided by (used in) financing activities	570,768	168,621	(149)
Net increase in cash, cash equivalents, and restricted cash	114,210	4,545	12,562
Cash, cash equivalents, and restricted cash, beginning of period	31,426	26,881	14,319
Cash, cash equivalents, and restricted cash, end of period	$145,636	$31,426	$26,881
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$786	$786	$812
Cash paid for taxes	$2,391	$2,658	$825
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$1,975	$267	$51
Accounts payable and accrued expenses related to property and equipment additions	$3,571	$5,757	$563
Vesting of early exercised stock options	$3,668	$1,415	$455
Deferred offering costs, accrued but not paid	$236	$—	$—
Conversion of redeemable convertible preferred stock to common stock	$331,521	$—	$—
Conversion of redeemable convertible preferred stock warrant liability reclassified to additional paid-in capital	$3,135	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Organization and Description of Business
Cloudflare, Inc. (the Company, Cloudflare, we, us, or our) has built a global cloud platform that delivers a broad range of network services to businesses of all sizes and geographies, making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Cloudflare provides businesses with a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across their on-premise, hybrid, cloud, and SaaS applications. The Company was incorporated in Delaware in July 2009. The Company is headquartered in San Francisco, California.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.
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
Deferred Offering Costs
Deferred offering costs are capitalized and consist of fees and expenses incurred in connection with the sale of the Company's Class A common stock in the IPO, including the legal, accounting, printing and other IPO-related costs. As of December 31, 2018, the Company had not incurred such costs. During 2019, the Company capitalized $5.5 million of offering costs. In September 2019, upon completion of the IPO, the Company reclassified $5.5 million of offering costs into stockholders' equity (deficit) as a reduction of the net proceeds received from the IPO. During the year ended December 31, 2019, the Company paid $5.3 million of the deferred offering costs.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes to the consolidated financial statements. Such estimates include, but are not limited to, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, useful lives of property and equipment, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ materially from these estimates.

Note 2. Summary of Significant Accounting Policies
Concentrations of Risks
The Company’s revenue is reliant on its customers utilizing Internet-based services. These services can be prone to rapid changes in technology and government regulation. If the Company were unable to keep pace with customers’ needs and continue to improve its technological capabilities, or if another firm were to introduce competitive products, or a government jurisdiction were to enact legislation detrimental to the Company’s business, such an event or events could adversely affect the Company’s operating results.
The Company serves its customers from co-location facilities located in various cities and countries around the world. The Company has internal procedures to restore services in the event of disasters at its current co-location facilities. Even with these procedures for disaster recovery in place, the Company’s services could be significantly interrupted during the implementation of restoration procedures.
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, available-for-sale securities, and accounts receivable. Although the Company maintains cash deposits, cash equivalent balances, and available-for-sale securities with multiple financial institutions, the deposits, at times, may exceed federally insured limits. Cash and cash equivalents may be withdrawn or redeemed on demand. The Company believes that the financial institutions that hold its cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company also maintains investments in U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances. Cash equivalents consist of money market funds, commercial paper, and corporate bonds which are invested through financial institutions in the United States.
The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company grants credit to its customers in the normal course of business. For the years ended December 31, 2019, 2018, and 2017, no customer accounted for more than 10% of the Company’s revenue. No customer represented 10% or more of accounts receivable, net as of December 31, 2019 and 2018.
Revenue Recognition
In accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606), revenue is recognized when a customer obtains control of promised services. Refer to Note 3 to these consolidated financial statements for additional information.
Accounts Receivable and Allowance
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of a sales allowance and an allowance for doubtful accounts. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company establishes a sales allowance at the time of revenue recognition based on its history of adjustments and credits provided to customers. In determining the necessary allowance for doubtful accounts, the Company considers the current aging and financial condition of its customers, the amount of receivables in dispute, and current payment patterns. Accounts receivable are written off against the allowance when management determines a balance is uncollectible and the Company no longer actively pursues collection of the receivable. The Company does not have any off-balance-sheet credit exposure related to its customers.
Cost of Revenue
Cost of revenue consists primarily of expenses that are directly related to providing the Company's service to its paying customers. These expenses include expenses related to operating in co-location facilities, network and bandwidth costs, depreciation of the Company's equipment located in co-location facilities, certificate authority services costs for paying customers, related overhead costs, the amortization of the Company's capitalized internal-use software, and the amortization of acquired developed technologies. Cost of revenue also includes employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for employees whose primary responsibilities relate to supporting the Company's paying customers and delivering paid customer support. Other costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead costs.
Research and Development
The Company charges costs related to research, design, and development of products to research and development expense in the consolidated statements of operations as incurred. Research and development expenses support the Company's efforts to add new features to its existing offerings and to ensure the security, performance, and reliability of its global cloud platform. The majority of the Company's research and development expenses result from employee-related costs, including salaries, bonuses and benefits, consulting costs, depreciation of equipment used in research and development, and allocated overhead costs.
Advertising Expense
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expense for the years ended December 31, 2019, 2018, and 2017 was $18.8 million, $10.4 million, and $5.9 million, respectively.
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
The Black-Scholes option pricing model requires the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, it has based its expected term on the simplified method available under U.S. GAAP. Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years. The Company accounts for forfeitures as they occur.
Prior to the IPO, the fair value of the Company's common stock for financial reporting purposes was determined considering numerous objective and subjective factors and required judgment to determine the fair value of common stock as of each grant date. Subsequent to the IPO, the Company determines the fair value using the market closing price of its Class A common stock on the date of grant.
The Company granted qualified event options (QE Options) and qualified event restricted stock units (QE RSUs) to employees and contractors which vest on the satisfaction of both a service-based condition and a performance condition. For QE Options, the performance condition was deemed satisfied upon the Company's Class A common stock being listed on a public exchange. For QE Options, the service-based condition is satisfied by rendering service from the date of grant through the qualifying event, as well as a four-year vesting period commencing with the qualifying event. For QE RSUs, the performance condition was deemed satisfied upon the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the IPO. The QE RSUs have a service-based vesting condition satisfied over a four-year vesting period. Awards which contain both service-based and performance conditions are recognized using the accelerated attribution method once the performance condition is probable of occurring. The listing of equity securities event and effectiveness of a registration statement event are not deemed probable until consummated. In connection with the Company’s IPO, the Company recognized $21.0 million of cumulative stock-based compensation expense for the QE Options for the service period rendered from the date of grant through the equity securities listing date and for the QE RSUs that vested in connection with the effective date of the Company's registration statement on Form S-1 and began recording the remaining unrecognized stock-based compensation expense over the remainder of the requisite service period.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying the enacted statutory tax rates applicable to future years to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance to amounts that are more likely than not to be realized.
The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.
Foreign Currency Remeasurement
The Company's functional currency of its foreign subsidiaries is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than the U.S. dollar of the Company's foreign subsidiaries are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations. The Company recognized remeasurement losses of $0.2 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively and a remeasurement gain of $0.2 million for the year ended December 31, 2017.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity from the date of purchase of 90 days or less.
Available-for-sale securities
The Company’s available-for-sale securities consist of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company has designated all securities held by it as available-for-sale and therefore, such securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss on the consolidated balance sheets. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale securities are recorded in other income (expense), net in the consolidated statements of operations. Historically, securities with original maturities greater than three months and remaining maturities less than one year were classified as marketable securities; and securities with remaining maturities greater than one year were classified as long-term investments. Effective as of December 31, 2019, all securities are classified within current assets as such securities can be liquidated to fund current operations without penalty.
Other-than-temporary impairment
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is temporary include the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No such impairment charges were recorded during the years ended December 31, 2019, 2018, and 2017.

Fair Value Measurements
The carrying value of the Company’s financial instruments, including cash equivalents, available-for-sale securities, accounts receivable, accounts payable, and accrued expenses, approximates fair value due to their short-term nature.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is generally as follows:

Useful Lives
Servers—network infrastructure	4 years
Buildings	30 years
Office and computer equipment	2 years
Office furniture	3 years
Software	3 years
Leasehold improvements	Lesser of useful life or term of lease
Asset retirement obligation	Lesser of useful life or term of lease
Expenditures for maintenance and repairs are expensed as incurred.
Build-to-Suit Leases
The Company capitalizes construction in progress and records a corresponding long-term liability for build-to-suit lease agreements where the Company is considered the accounting owner during the construction period. For the building under build-to-suit lease arrangements where the Company has taken occupancy, the Company determined that it continued to be the deemed owner of this building. This is principally due to the Company’s significant investment in tenant improvements. As a result, the building is being depreciated over the useful life. At occupancy, the long-term construction obligations are considered long-term finance lease obligations. Assets capitalized under build-to-suit leases were $13.0 million as of December 31, 2019 and 2018. Depreciation expense for these assets was $0.4 million for the years ended December 31, 2019, 2018, and 2017.
Capitalized Internal-Use Software Development Costs
Certain development costs related to the Company’s global cloud platform during the application development stage are capitalized. Costs incurred in the preliminary stages of development are analogous to research and development activities and are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations. Capitalization of costs associated with the development of software for internal-use totaled $16.0 million, $9.6 million, and $4.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense for capitalized internal-use software totaled $6.7 million, $3.3 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Business Combinations
The Company includes the results of operations of the businesses that the Company acquires from the date of acquisition. The fair value of the assets acquired and liabilities assumed is based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates including the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. At the conclusion of the measurement period, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations.
When the Company issues payments or grants of equity to selling stockholders in connection with an acquisition, the Company evaluates whether the payments or awards are compensatory. This evaluation includes whether cash payments or stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for the cash to be paid or stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense.
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expense in the Company’s consolidated statements of operations.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2019 and 2018, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The Company did not recognize any goodwill impairment charges for any of the periods presented.
Intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company estimates the useful life by estimating the expected period of economic benefit. The estimated useful life of the Company’s acquired developed technology intangible assets is two years.
Indefinite lived intangibles are assessed annually for impairment, which includes an assessment of whether there were any triggering events that required an impairment assessment of the Company’s definite lived intangible assets, and whether it was more likely than not that the Company’s indefinite lived intangible asset was impaired. The Company’s indefinite lived intangible asset arose from an asset acquisition in November 2017. As a result of acquiring assets the Company recognized $0.3 million of in-process research and development. The Company began amortizing the in-process research and development as developed technology in 2018. The Company performed an evaluation for impairment and determined there was no impairment for the years ended December 31, 2019, 2018, and 2017.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, which include depreciable tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows these assets are expected to generate. The Company recognizes an impairment in the event the carrying amount of such assets exceeds the fair value attributable to such assets. There were no events or changes in circumstances that indicated the long-lived assets were impaired during any of the periods presented.
Operating Leases
The Company recognizes rent expense on a straight-line basis over the non-cancelable term of the operating lease. The difference between rent expense and rent paid is recorded as deferred rent in accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheets.

Legal Contingencies
The Company accrues a liability for an estimated loss for legal contingencies if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. The Company believes there are no legal proceedings pending that could have, individually or in the aggregate, a material adverse effect on its results of operations or financial condition.
Redeemable Convertible Preferred Stock Warrant Liability
Warrants to purchase shares of the Company’s redeemable convertible preferred stock were classified as noncurrent liabilities on the consolidated balance sheets at fair value upon issuance because the underlying shares of redeemable convertible preferred stock were redeemable at the option of the holders upon the occurrence of certain deemed liquidation events considered not solely within the Company’s control. The warrants were subject to remeasurement to fair value at each balance sheet date and any change in fair value was recognized as a component of other income (expense), net, in the consolidated statements of operations.
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. The Company considers its previously outstanding redeemable convertible preferred stock to be participating securities. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2019, 2018, and 2017 were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net losses. Prior to the completion of the IPO, there were no shares of Class A common stock issued and outstanding.
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
Upon completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying amount reclassified into stockholders' equity (deficit). As of December 31, 2019, there were no shares of redeemable convertible preferred stock issued and outstanding.
Segment and Geographic Information
The Company has one reportable and operating segment. Financial information about the Company’s operating segment and geographic areas is presented in Note 14 to these consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic

Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU reduces the complexity associated with an issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the FASB determined that a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. For public business entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods therein. For all other entities, it is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted this guidance effective September 30, 2019 using the prospective approach. The adoption of ASU 2017-11 did not have a material impact on the consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. For all entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this ASU effective January 1, 2019, noting no material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. ASU 2016-02 introduces the recognition of right-of-use assets and lease liabilities by lessees for all leases on the consolidated balance sheets. For the consolidated statements of operations, the ASU retains the distinction between finance leases and operating leases, with the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the previous lease guidance. During the transition period for this ASU, lessees and lessors are required to recognize and measure leases at either the beginning of the earliest period presented using a modified retrospective approach, or at the adoption date recognizing the cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The effective date and transition requirements of ASU 2016-02, for public business entities, is interim and annual periods beginning on or after December 15, 2018, with early adoption permitted. For all other entities, ASU 2016-02 is effective for annual periods beginning on or after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company intends to adopt the ASU beginning January 1, 2020, and has elected to apply the alternate transition method by recording a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit) in the period of adoption. Under the new standard, lessees will be required to record a right-of-use asset and liability for all leases, with certain exceptions, on their balance sheets. The Company is currently evaluating its lease portfolio and expects the adoption of this standard to have a material impact on its consolidated balance sheet.
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
In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU revises, and staggers, the effective dates for various major updates that have been issued since 2014 to alleviate the burden on both larger public companies as well as private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. Most notably, the amendments for Topic 326 are now effective for the Company beginning January 1, 2020. The

Company is currently evaluating the impact of this ASU on its consolidated financial statements, which is not expected to be material.
In December 2019, the FASB issued ASU 2019-12 (ASC Topic 740), Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is in the process of evaluating the impact, if any, of this ASU on its consolidated financial statements.
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
Variable Consideration
If the Company’s services do not meet certain service level commitments, its customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of these forms of variable consideration to the extent that a significant reversal of cumulative revenue will not occur in a future period. The Company has historically not experienced any incidents that had a material impact on its consolidated financial statements. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements are not material during the periods presented. Usage-based consideration is primarily related to fees charged for the Company’s customer’s use of excess bandwidth when accessing the Company’s platform in a given period and is recognized as revenue in the period in which the usage occurs.
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the years ended December 31, 2019, 2018, and 2017.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global cloud platform:

	Year Ended December 31,
	2019		2018		2017

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$144,575	50%	$92,652	48%	$64,940	48%
Europe, Middle East, and Africa	68,418	24%	48,438	25%	31,882	24%
Asia Pacific	42,253	15%	26,305	14%	15,465	11%
China	12,878	4%	12,546	6%	14,425	11%
Other	18,898	7%	12,733	7%	8,203	6%
Total	$287,022	100%	$192,674	100%	$134,915	100%
The following table summarizes the revenue from contracts by type of customer:

	Year Ended December 31,
	2019		2018		2017

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$26,496	9%	$13,231	7%	$7,849	6%
Direct customers	260,526	91%	179,443	93%	127,066	94%
Total	$287,022	100%	$192,674	100%	$134,915	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2019, 2018, and 2017 the Company recognized revenue of $16.8 million, $11.9 million, and $6.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
Costs to Obtain and Fulfill a Contract
The Company capitalizes sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of three years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the consolidated statements of operations. The Company determines the period of benefit for commissions paid for the acquisition of the initial contract by taking into consideration the expected subscription term and expected renewals of its customer contracts, the duration of its relationships with its customers, customer retention data, its technology development lifecycle, and other factors. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Beginning balance	$15,940	$10,765	$5,744
Capitalization of contract acquisition costs	20,065	12,235	8,976
Amortization of deferred contract acquisition costs	(10,821)	(7,060)	(3,955)
Ending balance	$25,184	$15,940	$10,765

Remaining Performance Obligations
As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $219.2 million. As of December 31, 2019, the Company expected to recognize 82% of its remaining performance obligations as revenue over the next 12 months and 18% of its remaining performance obligations as revenue over the next three years.
Nonmonetary Transactions
From time to time, the Company enters into nonmonetary arrangements. In the years ended December 31, 2019 and 2018, the Company did not participate in any significant nonmonetary transactions. In the year ended December 31, 2017, the Company participated in nonmonetary transactions with three of its customers in exchange for those customers agreeing to become vendors providing services to the Company. In accordance with ASC 606, at contract inception, the Company measures and records the transaction price for nonmonetary transactions that meet certain criteria at the estimated fair value of the non-cash consideration received from the customer; if the Company cannot reasonably estimate the fair value of the non-cash consideration, the Company will measure the consideration indirectly by reference to the standalone selling price of the goods or services promised to the customer in exchange for the consideration. Services delivered to the Company and provided by the Company are recognized as the services or capacity is delivered, which also may require estimates. The estimated fair value of the services was derived from internal margin metrics and third-party comparable pricing. Nonmonetary transaction revenue was $7.0 million for the year ended December 31, 2017. Nonmonetary transaction expense, recognized as a component of cost of revenue and of sales and marketing expense in the consolidated statements of operations, was $7.0 million for the year ended December 31, 2017. The Company concluded that one of the three arrangements was not in scope of ASC 606 and could not be recognized at fair value as the transaction did not have commercial substance. There were no significant exchanges of services under that contract during the periods presented.

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
The Company's cash equivalents are comprised of highly liquid money market funds, U.S. government agency securities, and commercial paper. The Company classifies money market funds within Level I of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its investments, which are comprised of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds, within Level II of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. There were no transfers between levels during the periods presented.
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash, or available-for-sale securities as of December 31, 2019 and 2018.

(in thousands)					Reported as:
December 31, 2019	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Long-term Restricted Cash
Cash	$24,631	$—	$—	$24,631	$24,631	$—	$—
Level I:
Money market funds	32,856	—	—	32,856	26,196	—	6,660
Level II:
Corporate bonds	84,054	22	(30)	84,046	—	84,046	—
U.S. treasury securities	311,083	151	(23)	311,211	—	311,211	—
U.S. government agency securities	95,380	17	—	95,397	22,549	72,848	—
Commercial paper	95,467	—	—	95,467	65,600	29,867	—
Subtotal	585,984	190	(53)	586,121	88,149	497,972	—
Total assets measured at fair value on a recurring basis	$643,471	$190	$(53)	$643,608	$138,976	$497,972	$6,660

(in thousands)					Reported as:
December 31, 2018	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Long-term Restricted Cash
Cash	$4,151	$—	$—	$4,151	$4,151	$—	$—
Level I:
Money market funds	23,278	—	—	23,278	16,907	—	6,371
Level II:
Corporate bonds	17,291	1	(16)	17,276	—	17,276	—
U.S. treasury securities	102,360	8	(20)	102,348	—	102,348	—
U.S. government agency securities	1,099	—	—	1,099	—	1,099	—
Commercial paper	18,876	—	—	18,876	3,997	14,879	—
Subtotal	139,626	9	(36)	139,599	3,997	135,602	—
Total assets measured at fair value on a recurring basis	$167,055	$9	$(36)	$167,028	$25,055	$135,602	$6,371
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2019 and 2018. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $450.2 million and $135.6 million as of December 31, 2019 and 2018, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $47.7 million and zero as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, net unrealized gains on investments were $0.1 million net of tax and were included in accumulated other comprehensive income (loss) on the consolidated balance sheets. As of December 31, 2018, net unrealized losses on investments were $0.1 million net of tax and were included in accumulated other comprehensive income (loss) on the consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, and corporate bonds. The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost.
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
The following tables summarize the Company’s redeemable convertible preferred stock warrant liability measured and recorded at fair value as of December 31, 2019 and 2018:

	December 31, 2019
	Fair Value	Reported as Long-Term Liability

	(in thousands)
Fair value using Level III inputs
Redeemable convertible preferred stock warrant liability	$3,135	$3,135
Reclassification to stockholders' equity (deficit)	(3,135)	(3,135)
Balance as of December 31, 2019	$—	$—

	December 31, 2018
	Fair Value	Reported as Long-Term Liability

	(in thousands)
Fair value using Level III inputs
Redeemable convertible preferred stock warrant liability	$1,618	$1,618
Balance as of December 31, 2018	$1,618	$1,618

Redeemable Convertible Preferred Stock Warrant Liability
(in thousands)
Fair value using Level III inputs
Balance as of December 31, 2016	$348
Addition	—
Change in fair value	50
Balance as of December 31, 2017	398
Addition	—
Change in fair value	1,220
Balance as of December 31, 2018	1,618
Addition	—
Change in fair value	1,517
Conversion of redeemable convertible preferred stock warrants into Class B common stock warrants	(3,135)
Balance as of December 31, 2019	$—
Refer to Note 8 to these consolidated financial statements for further information on the redeemable convertible preferred stock warrants, including the assumptions used to determine their fair value and further information on the exercise of such warrants in the year ended December 31, 2019.

Note 5. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of a sales allowance and an allowance for doubtful accounts.
Activity in the allowance for doubtful accounts was as follows:

	December 31,
	2019	2018

	(in thousands)
Beginning balance	$160	$—
Provision for bad debt	2,488	1,080
Write-off of uncollectible accounts receivable	(2,115)	(920)
Ending balance	$533	$160

There was no bad debt expense or write-off of uncollectible accounts receivable for the year ended December 31, 2017.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Prepaid expenses	$10,913	$5,581
Deposits	2,773	2,635
Other	3,308	1,157
Total prepaid expenses and other current assets	$16,994	$9,373
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Property and equipment:
Servers—network infrastructure	$84,979	$57,089
Buildings	13,035	13,035
Construction in progress	8,692	14,848
Capitalized internal-use software	31,171	16,344
Office and computer equipment	13,528	6,552
Office furniture	6,124	3,573
Software	1,025	847
Leasehold improvements	9,870	772
Asset retirement obligation	231	49
Gross property and equipment	168,655	113,109
Less accumulated depreciation and amortization	(67,189)	(39,899)
Total property and equipment, net	$101,466	$73,210
Depreciation and amortization expense on property and equipment for the years ended December 31, 2019, 2018, and 2017 was $29.4 million, $18.4 million, and $11.7 million, respectively.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$250	$219	$31
Total acquired intangible assets, net	$250	$219	$31

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$250	$94	$156
Total acquired intangible assets, net	$250	$94	$156

The Company recorded, at the time of the acquisition, acquired in-process research and development for projects in progress that had not yet reached technological feasibility. The Company began amortizing the in-process research and development as developed technology in 2018 using the straight-line method over its estimated useful life.
Amortization of acquired intangible assets for the years ended December 31, 2019, 2018, and 2017 was $0.1 million, $0.5 million, and $0.5 million, respectively.
As of December 31, 2019, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31, 2020	$31
Total	$31
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Accrued compensation and benefits	$14,970	$7,075
Accrued expenses	5,331	4,072
Customer refunds and credits	3,328	2,336
Accrued co-location and bandwidth	2,696	1,119
Other	1,989	1,097
Total accrued expenses and other current liabilities	$28,314	$15,699
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31,
	2019	2018

	(in thousands)
Accrued taxes	$4,862	$4,137
Deferred rent	2,342	1,659
Other	2,599	908
Total other noncurrent liabilities	$9,803	$6,704

Note 6. Note Payable
In July 2015 and November 2015, the Company entered into three separate Installment Purchase Agreements (the IPA Agreements) totaling $1.7 million for computer equipment and maintenance with one of its suppliers. The IPA Agreements are collateralized by the equipment purchased from the supplier and bear interest ranging from 2.9% to 5.0%. As of December 31, 2019 and 2018, the Company had zero and $0.3 million, respectively, outstanding under this facility.

Note 7. Commitments and Contingencies
Operating Leases
The Company has entered into various non-cancelable operating lease agreements for certain of its offices and co-location facilities with lease periods expiring between the years ending December 31, 2019 and 2027. Certain of these arrangements have free or escalating rent payment provisions. The Company recognizes rent expense on a straight-line basis over the lease period. The difference between the rent paid and the straight-line rent is recorded as deferred rent, which is included in accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheets. Rent expense was $11.2 million, $7.3 million, and $3.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Refer to the table below for the aggregate future minimum lease payments under non-cancelable operating leases as of December 31, 2019. As of December 31, 2019 and 2018, the Company had $6.7 million and $6.4 million, respectively, in restricted cash related to irrevocable standby letters of credit established according to the requirements under lease agreements.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global cloud platform. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the consolidated statements of operations and as sales and marketing expense in the consolidated statements of operations for free customers. Such costs totaled $37.0 million, $27.5 million, and $19.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of December 31, 2019.
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the consolidated balance sheet as of December 31, 2019 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of December 31, 2019.

	Payments Due by Period as of December 31, 2019
	Total	2020	2021	2022	2023	2024	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$13,684	$2,430	$2,400	$1,810	$1,377	$685	$4,982
Bandwidth and co-location commitments(2)	32,776	18,517	9,515	3,099	1,260	384	1
Operating lease obligations(3)	51,359	11,385	11,329	8,746	5,499	4,096	10,304
Total	$97,819	$32,332	$23,244	$13,655	$8,136	$5,165	$15,287
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2019 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2019.
(3)Office space and equipment under non-cancelable operating leases. Total payments listed represent total minimum future lease payments.
Build-to-Suit Lease Financing Obligation
The Company entered into a lease whereby the Company is deemed the accounting owner under build-to-suit lease accounting. The fair value of the leased property and corresponding financing obligation are included in property and equipment, net and build-to-suit lease financing obligation, respectively, on the consolidated balance sheets as of December 31, 2019 and 2018. As of December 31, 2019, the Company’s future minimum lease payments required under this non-cancelable obligation were as follows:

Build-to-Suit Lease
(in thousands)
Year ending December 31,
2020	$2,673
2021	2,753
2022	2,355
Total minimum lease payments	$7,781
The Company recognizes an increase in the fair value of the asset as additional building costs are incurred during the construction period and a corresponding increase in the build-to-suit lease financing obligation for any construction costs to be reimbursed by the landlord. As of December 31, 2019 and 2018, $10.5 million and $10.4 million, respectively, of build-to-suit lease financing obligation was included on the consolidated balance sheets.
Legal Matters
From time to time the Company is a party to various legal proceedings that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against the Company in the form of letters and other communications. Management currently believes that there is no pending or threatened legal proceeding to which the Company is a party that is likely to have a material adverse effect on the Company’s consolidated financial statements. However, the results of legal proceedings are inherently unpredictable and if an unfavorable ruling were to occur in any of the legal proceedings there exists the possibility of a material adverse effect on the Company’s financial position, results of operations, and cash flows. The Company accrues for legal proceedings that it considers probable and for which the loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. Legal costs incurred and expected to be incurred related to litigation matters are expensed as incurred.
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
Although the Company takes precautions to prevent its platform and associated products from being accessed or used in violation of such laws, the Company may have inadvertently allowed its platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanctions laws, including by users in embargoed or sanctioned countries, and the Company may have exported or allowed the download of certain software prior to making required filings with the U.S. Department of Commerce’s Bureau of Industry and Security. As a result, the Company has submitted to OFAC and to the Bureau of Industry and Security a voluntary self-disclosure concerning potential violations, and the Company has submitted a voluntary self-disclosure to the Census Bureau regarding potential violations of the Foreign Trade Regulations related to some incorrect electronic export information statements to the U.S. government for certain hardware exports, which were authorized. The voluntary self-disclosure to the Census Bureau was completed with no penalties in November 2019, while the other voluntary self-disclosures are still under review. If the Company is found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for the Company and for the individuals working for the Company. The Company may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise. No loss has been recognized in the consolidated financial statements for this loss contingency as it is not probable a loss has been incurred and the range of a possible loss is not yet estimable.

Guarantees and Indemnifications
If the Company's services do not meet certain service level commitments, its contracted customers and certain of its pay-as-you-go customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. To date, the Company has not incurred any material costs as a result of such commitments.
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements.
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

Note 8. Redeemable Convertible Preferred Stock
Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of Series A, Series B, and Series C redeemable convertible preferred stock then outstanding, totaling 134,276,690 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and all shares of Series D redeemable convertible preferred stock outstanding, totaling 31,381,152 shares, were automatically converted into an equivalent number of shares of Class A common stock on a one-to-one basis. The carrying value of $331.5 million was reclassified into stockholders' equity (deficit). As of December 31, 2019, there were no shares of redeemable convertible preferred stock issued and outstanding.
In connection with the IPO, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 225,000,000 shares of preferred stock with a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors.
As of December 31, 2018, the Company's redeemable convertible preferred stock consisted of the following:

	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference

	(in thousands)
Series A	50,041	50,041	$1,985	$2,050
Series B	59,286	59,109	19,927	19,991
Series C	25,127	25,127	49,942	50,000
Series D	33,654	31,381	259,667	260,000
	168,108	165,658	$331,521	$332,041
Redeemable Convertible Preferred Stock Warrants
In connection with the terms of a loan and security agreement entered into by the Company in April 2011, the Company issued a warrant to purchase 59,140 shares of Series B redeemable convertible preferred stock upon execution of the agreement, an additional warrant to purchase 94,510 shares of Series B redeemable convertible preferred stock in connection with the Company’s drawdown of $1.6 million under the facility during October 2011, and a warrant to purchase 23,760 shares of Series B redeemable convertible preferred stock in connection with the final drawdown of $0.4 million in January 2012. The warrants had an exercise price of $0.34 per share. The warrants were considered a liability and carried at fair value with any changes in fair value recognized in other income (expense), net in the consolidated statements of operations. Upon completion of the IPO, the warrants to purchase Series B redeemable convertible preferred stock were automatically converted to warrants to purchase an equal number of shares of Class B common stock. As a result, the warrant liability was remeasured and reclassified to additional paid-in capital within stockholders' equity (deficit).
During the years ended December 31, 2019 and 2018, the Company recorded a loss of $1.5 million and $1.2 million, respectively, related to the change in fair value of the redeemable convertible preferred stock warrants.
The fair value of the redeemable convertible preferred stock warrants was determined using the following assumptions:

December 31, 2018
Remaining contractual life (in years)	2.3
Expected volatility	39.2%
Risk-free interest rate	2.5%
Expected dividend rate	—
In the year ended December 31, 2019, the warrants were exercised and such shares were settled via the net settlement method, resulting in the issuance of 174,347 shares of the Company's Class B common stock.

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of December 31, 2019 and 2018, the Company was authorized to issue 2,250,000,000 and 550,000,000 shares of Class A common stock, respectively, and 315,000,000 and 300,000,000 shares of Class B common stock, respectively, each with a par value of $0.001 per share. There were 87,071,783 and zero shares of Class A common stock issued and outstanding as of December 31, 2019 and 2018, respectively. The number of shares of Class B common stock issued and outstanding was 213,101,364 and 91,542,243, as of December 31, 2019 and 2018, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of December 31, 2019 and 2018, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of our Class B common stock are convertible into an equivalent number of shares of our Class A common stock and generally convert into shares of our Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	December 31,
	2019	2018

	(in thousands)
Conversion of redeemable convertible preferred stock	—	165,658
Stock options issued and outstanding	21,191	25,087
Remaining shares available for issuance under the 2010 Plan	—	13,356
Remaining shares available for issuance under the 2019 Plan	29,048	—
Redeemable convertible preferred stock warrants outstanding	—	177
Outstanding and unsettled RSUs	7,175	—
Shares available for issuance under the ESPP	5,870	—
Total shares of common stock reserved	63,284	204,278

Note 10. Stock-based Compensation
Equity Incentive Plans
In 2010, the Company's Board of Directors adopted and stockholders approved the 2010 Equity Incentive Plan (2010 Plan). The 2010 Plan is a broad-based retention program and is intended to attract and retain talented employees, directors, and non-employee consultants. The 2010 Plan provides for the granting of stock options, restricted stock, RSUs, and stock appreciation rights to employees, directors, and consultants. Incentive stock options may be granted only to employees. All other awards under the 2010 Plan, including non-qualified stock options, may be granted to employees, directors, and consultants. Except for qualifying assumptions and substitutions of options, the exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of such shares on the date of grant. The number of shares of common stock authorized for issuance under the 2010 Plan was 75,008,088 as of December 31, 2018. Prior to the Company's IPO, stock-based awards forfeited, canceled, or repurchased generally were returned to the pool of shares of common stock available for issuance under the 2010 Plan. The number of shares of common stock available for issuance under the 2010 Plan was zero and 13,355,967 as of December 31, 2019 and 2018, respectively. In connection with the IPO, the 2010 Plan was terminated effective immediately prior to the effectiveness of the 2019 Equity Incentive Plan (2019 Plan) and the Company ceased granting any additional awards under the 2010 Plan. All outstanding awards under the 2010 Plan at the time of the termination of the 2010 Plan remain subject to the terms of the 2010 Plan, and any shares underlying stock options that expire or terminate or are forfeited or repurchased by the Company under the 2010 Plan will be automatically transferred to the 2019 Plan.
In 2019, the Company's Board of Directors adopted and stockholders approved the 2019 Plan, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 for the IPO. The 2019 Plan provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, performance stock units, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. Except as otherwise indicated below, the maximum number of shares of Class A common stock that may be issued under the 2019 Plan will not exceed 66,661,953 shares of the Company's Class A common stock, which is the sum of (1) 29,335,000 new shares, plus (2) an additional number of shares of Class A common stock not to exceed 37,326,953, consisting of the total number of shares of Class A or Class B common stock subject to outstanding awards granted under the 2010 Plan that, on or after the 2019 Plan became effective, are canceled, expire, or otherwise terminate prior to exercise or settlement; are repurchased by the Company because of the failure to vest; or are forfeited, tendered to, or withheld by the Company (or not issued) to satisfy a tax withholding obligation or the payment of an exercise price, if any, as such shares become available from time to time. Stock-based awards under the 2019 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2019 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2029, in an amount equal to the least of (i) 29,335,000 shares, (ii) 5% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) a lesser number of shares determined by the compensation committee of the Company's Board of Directors prior to the applicable January 1. As of December 31, 2019, 1,112,681 shares of Class A common stock underlying RSUs were granted under the 2019 Plan and the number of shares of Class A common stock available for issuance under the 2019 Plan was 29,047,799.
Stock Options
Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. Stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period and expire no more than 10 years from the date of grant.
The following table summarizes the stock options activity under the 2010 Plan:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2016	13,319	$0.99	7.8	$9,283
Options granted	17,937	$2.02
Options exercised	(2,458)	$1.12		$2,115
Repurchase of unvested shares	—
Options canceled/forfeited/expired	(671)	$1.60
Balances as of December 31, 2017	28,127	$1.62	8.5	$11,684
Options granted	10,527	$2.91
Options exercised	(12,387)	$1.53		$15,433
Repurchase of unvested shares	—
Options canceled/forfeited/expired	(1,180)	$2.24
Balances as of December 31, 2018	25,087	$2.18	8.4	$159,945
Options granted	394	$9.60
Options exercised	(2,665)	$2.24		$22,306
Repurchase of unvested shares	—
Options canceled/forfeited/expired	(1,625)	$2.35
Balances as of December 31, 2019	21,191	$2.30	7.4	$312,720
Vested and expected to vest as of December 31, 2019	21,191	$2.30	7.4	$312,720
Exercisable as of December 31, 2019	21,184	$2.30	7.4	$312,622
The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Year ended December 31,
	2019	2018	2017
Expected term (in years)	6.2	6.5	6.5
Expected volatility	40.3%	43.5%	45.8%
Risk-free interest rate	2.3%	2.9%	2.1%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018, and 2017 was $4.10, $1.38, and $0.97 per share, respectively.

The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 15,477,903 and 20,697,847 options that were unvested as of December 31, 2019 and 2018, respectively.
The total grant date fair value for vested options in the years ended December 31, 2019, 2018, and 2017 was $5.2 million, $3.4 million, and $2.3 million, respectively.
As of December 31, 2019 and 2018, there was $15.8 million and $28.9 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.7 years and 3.8 years, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase any unvested shares within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), at the price equal to the lower of the amount paid by the purchaser and the fair market value at the time of repurchase, except that after the IPO the repurchase price will be the amount paid by the purchaser. As of December 31, 2019 and 2018, the Company had $13.3 million and $14.3 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 5,945,083 and 6,737,971, respectively.
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
RSU activity for the year ended December 31, 2019 was as follows:

	RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2018
Granted	7,578	$10.78
Vested	(668)	$8.93
Forfeited	(402)	$9.13
Unvested as of December 31, 2019	6,508	$11.08
Vested and not yet released	667	$8.93
Outstanding as of December 31, 2019	7,175	$10.88
The total grant date fair value for vested RSUs for the year ended December 31, 2019 was $6.0 million, and zero for the years ended December 31, 2018 and 2017. The total stock-based compensation expense for RSUs for the year ended December 31, 2019 was $24.9 million, and zero for the years ended December 31, 2018 and 2017. As of December 31, 2019 and 2018, the total unrecognized stock-based compensation expense related to RSUs was

$53.1 million and zero, respectively, that is expected to be recognized over a weighted-average period of 2.5 and zero years, respectively.
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
The initial offering period began on September 13, 2019 and will end on May 15, 2020, with the purchase date of May 15, 2020. In addition, a second offering period began on November 15, 2019 and will also end on May 15, 2020, with a purchase date of May 15, 2020. The ESPP generally provides for six-month offering periods beginning November 15 and May 15 of each year, with identical six-month purchase periods. An employee cannot sell the shares of Class A common stock purchased under the ESPP until the day after the one-year anniversary of the purchase date of such shares, except for the withholding or sale of shares by the Company to meet any applicable tax withholding obligations. No employee may purchase (i) during each purchase period more than 1,500 shares of Class A common stock and (ii) shares under the ESPP at a rate in excess of $25,000 worth of the Company's Class A common stock based on the fair market value per share of the Company's Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding.
As of December 31, 2019, no shares of Class A common stock have been purchased under the ESPP. As of December 31, 2019 and 2018, the total unrecognized stock-based compensation expense related to the ESPP was $1.0 million and zero, respectively, that is expected to be recognized over a weighted-average period of 0.4 and zero years, respectively.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Year ended December 31,
	2019	2018
Expected term (in years)	0.7	N/A
Risk-free interest rate	1.8%	N/A
Expected volatility	35.5%	N/A
Dividend yield	—	N/A
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Cost of revenue	$716	$119	$47
Sales and marketing	8,709	979	488
Research and development	13,037	1,532	969
General and administrative	14,165	24,717	1,251
Total stock-based compensation expense	$36,627	$27,347	$2,755
Total stock-based compensation expense for the year ended December 31, 2018 includes charges related to a secondary sale of the Company’s Class B common stock of $23.3 million. Refer to Note 13 to these consolidated financial statements for further information on these transactions. Total stock-based compensation expense for the year ended December 31, 2019 includes charges related to the cumulative stock-based compensation expense of $21.0 million for the QE Options for the service period rendered from the date of grant through the equity securities listing date and for the QE RSUs that vested in connection with effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the IPO.

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2019		2018	2017
	Class A	Class B	Common	Common

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(18,259)	$(87,569)	$(87,164)	$(10,748)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	25,243	121,063	80,981	77,147
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.72)	$(1.08)	$(0.14)
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

	December 31,
	2019	2018	2017

	(in thousands)
Redeemable convertible preferred stock	—	165,658	152,022
Redeemable convertible preferred stock warrants	—	177	177
Shares subject to repurchase	5,945	6,738	748
Unexercised stock options	21,191	25,087	28,127
Unvested restricted stock and RSUs	6,508	—	78
Shares issuable pursuant to the ESPP	438	—	—
Total	34,082	197,660	181,152

Note 12. Income Taxes
The components of the Company's income (loss) before income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Domestic	$(117,401)	$(87,615)	$(11,633)
Foreign	12,688	1,528	1,918
Total income (loss) before income taxes	$(104,713)	$(86,087)	$(9,715)
The components of the Company's provision for income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Current expense (benefit):
Federal	$391	$402	$699
State	29	42	23
Foreign	325	248	446
Total current provision for income taxes	$745	$692	$1,168
Deferred expense (benefit):
Federal	—	(1)	1
State	—	—	—
Foreign	370	386	(136)
Total deferred provision for income taxes	$370	$385	$(135)
Total provision for income taxes	$1,115	$1,077	$1,033
A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Expected benefit at U.S. federal statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal tax benefits	—	—	(0.2)
Foreign income or losses taxed at different rates	0.6	(1.3)	2.1
Stock-based compensation	(1.2)	(5.5)	2.1
Change in valuation allowance	(20.5)	(14.0)	(36.5)
Withholding taxes	(0.4)	(0.5)	(7.2)
Transition tax	—	—	(3.3)
Miscellaneous permanent items	(0.6)	(1.0)	(1.6)
Total provision for income taxes	(1.1)%	(1.3)%	(10.6)%
In 2019, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. deferred tax assets and income taxes from profitable jurisdictions outside of the U.S. In 2018 and 2017, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was also primarily due to the recording of a full valuation allowance on the Company's U.S. deferred tax assets and income taxes from profitable jurisdictions outside of the U.S.
The components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$53,536	$31,701
Tax credit carryforwards	11,969	8,699
Accrued expenses and reserves	168	1,069
Fixed assets	85	—
Stock-based compensation	6,852	—
Unrealized loss on investments	43	617
Other	1,703	1,062
Gross deferred tax assets	74,356	43,148
Valuation allowance	(63,487)	(37,924)
Total deferred tax assets	$10,869	$5,224
Deferred tax liabilities:
Capitalized internal-use software	(4,668)	(3,111)
Deferred commissions	(5,487)	(493)
Fixed assets	(1,228)	(1,269)
Stock-based compensation	—	(514)
Unrealized gain on investments	(32)	(13)
Total deferred tax liabilities	$(11,415)	$(5,400)
Net deferred tax assets (liabilities)	$(546)	$(176)
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. Accordingly, a full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefit have been recognized in the consolidated financial statements. There is however, no valuation allowance on the foreign jurisdictions, as the foreign entities have cumulative income and expected future income. The valuation allowance as of December 31, 2019 and 2018 was $63.5 million and $37.9 million, respectively. The net change in the valuation allowance for the years ended December 31, 2019, 2018, and 2017 was an increase of $25.6 million, an increase of $15.5 million, and a decrease of $2.5 million, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in U.S. deferred tax assets from an increased U.S. taxable loss.
As of December 31, 2019 and 2018, the Company had net operating loss carryforwards for federal income tax purposes of $221.5 million and $122.3 million, net of uncertain tax positions, respectively. The federal net operating loss carryforwards for tax years before December 31, 2017 will expire, if not utilized, beginning in the year 2029. Under the Tax Cuts and Jobs Act (The Tax Act), the federal net operating loss carryforwards for tax years after December 31, 2017 are carried forward indefinitely but are limited to 80% of taxable income. Federal research and development tax credit carryforwards as of December 31, 2019 of $8.5 million will expire, if not utilized, beginning in the year 2029.
In addition, as of December 31, 2019 and 2018, the Company had net operating loss carryforwards for state income tax purposes of $104.7 million and $89.8 million, net of uncertain tax positions, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2026. The Company had state research and development tax credit carryforwards as of December 31, 2019 of $6.5 million. The state research and development tax credits do not expire.

As of December 31, 2019 and 2018, the Company had foreign tax credit carryforwards for federal income tax purposes of $1.8 million. The federal foreign tax credit carryforwards will expire, if not utilized, beginning in the year 2025.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2019	2018	2017

	(in thousands)
Balance as of the beginning of the period	$2,549	$2,247	$1,153
Decreases for tax positions related to the prior year	(120)	(613)	—
Additions for tax positions related to the current year	1,311	915	1,094
Balance as of the end of the period	$3,740	$2,549	$2,247
As of December 31, 2019, no amount of unrecognized tax benefits, if recognized, would impact the Company's effective income tax rate given the Company's full valuation allowance position. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not recognize any income tax expense related to interest and penalties in the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, 2018, and 2017, the Company had no liabilities for interest and penalties.
The Company’s significant tax jurisdictions include the U.S., Australia, Germany, Singapore, and the United Kingdom. Because of the net operating loss carryforwards, substantially all of the Company’s tax years remain open to federal and state tax examination. The Company’s foreign tax returns are open to audit under the statutes of limitations of the respective foreign countries in which the subsidiaries are located.
As of December 31, 2019, no other income taxes (state or foreign) have been provided on the undistributed earnings of $18.6 million from the Company’s international subsidiaries as these earnings have been, and under current plans, will continue to be indefinitely reinvested outside of the U.S. However, if such earnings were distributed, the Company would not incur a material amount of foreign withholding taxes and U.S. taxes.

Note 13. Related Party Transactions
In September 2018, certain third-party investment funds purchased 8,909,092 shares of common stock from certain of the Company’s founders for a total purchase price of $98.0 million. Since the purchasing investment funds were entities affiliated with holders of economic interests in the Company and the funds acquired shares from the founders at a price in excess of the fair value of such shares, the amount paid in excess of the fair value of the shares at the time of the purchase was recorded as stock-based compensation expense. The Company recorded $23.3 million of stock-based compensation expense to general and administrative expense in the consolidated statement of operations during the year ended December 31, 2018 related to the purchases. There were no such transactions in the year ended December 31, 2019.

Note 14. Segment and Geographic Information
The Company’s chief operating decision maker (CODM) is its CEO, COO, and CFO. Collectively, the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined it has a single operating segment.
Refer to Note 3 to these consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	December 31,
	2019	2018

	(in thousands)
United States	$59,688	$46,012
Rest of the world	41,778	27,198
Total property and equipment, net	$101,466	$73,210
No single country other than the United States accounted for more than 10% of total property and equipment, net as of December 31, 2019 and 2018.

Note 15. Subsequent Events
On January 1, 2020, the Company acquired S2 Systems Corporation, a company based in Kirkland, Washington that has developed patented browser isolation technology, for approximately $39.2 million. The purchase accounting for this acquisition is in progress.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
Code of Conduct
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees, which is available on our website at cloudflare.NET under "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.
Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.Financial Statements

See Index to Consolidated Financial Statements in Item 8 herein.

2.  Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-39039	3.2	November 12, 2019
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-233296	4.1	August 15, 2019
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
4.3*	Description of Capital Stock.
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1/A	333-233296	10.1	September 3, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-233296	10.2	September 3, 2019
10.3+	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-233296	10.3	September 3, 2019
10.4+	2019 Executive Incentive Compensation Plan.	S-1/A	333-233296	10.4	September 3, 2019
10.5+	Change in Control and Severance Policy.	S-1/A	333-233296	10.10	September 3, 2019
10.6+	Offer Letter between the Registrant and Matthew Prince.	S-1/A	333-233296	10.6	September 3, 2019
10.7+	Offer Letter between the Registrant and Michelle Zatlyn.	S-1/A	333-233296	10.7	September 3, 2019
10.8+	Offer Letter between the Registrant and Thomas Seifert.	S-1/A	333-233296	10.8	September 3, 2019
10.9+	Offer Letter between the Registrant and Douglas Kramer.	S-1/A	333-233296	10.9	September 3, 2019
10.10	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of April 18, 2014.	S-1	333-233296	10.10	August 15, 2019
10.11	Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of November 1, 2017.	S-1	333-233296	10.11	August 15, 2019
10.12+	2010 Equity Incentive Plan and related form agreements.	S-1	333-233296	10.5	August 15, 2019
21.1	List of subsidiaries of the Registrant.	S-1	333-233296	21.1	August 15, 2019
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_______________
* Filed herewith.
+ Indicates management contract or compensatory plan or arrangement.
† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLOUDFLARE, INC.

Date: March 4, 2020	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew Prince, Michelle Zatlyn, Thomas Seifert, and Douglas Kramer, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Prince	Chief Executive Officer and Chair	March 4, 2020
Matthew Prince	(Principal Executive Officer)

/s/ Thomas Seifert	Chief Financial Officer	March 4, 2020
Thomas Seifert	(Principal Financial Officer)

/s/ Paul Underwood	Chief Accounting Officer	March 4, 2020
Paul Underwood	(Principal Accounting Officer)

/s/ Michelle Zatlyn	Director	March 4, 2020
Michelle Zatlyn

/s/ Mark Anderson	Director	March 4, 2020
Mark Anderson

/s/ Maria Eitel	Director	March 4, 2020
Maria Eitel

/s/ Carl Ledbetter	Director	March 4, 2020
Carl Ledbetter

/s/ Stanley Meresman	Director	March 4, 2020
Stanley Meresman

/s/ Scott Sandell	Director	March 4, 2020
Scott Sandell

/s/ Katrin Suder	Director	March 4, 2020
Katrin Suder