Form 10-Q
period 2020-03-31
Cloudflare, Inc.
filed 2020-05-11
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 5, 2020, 165,000,127 shares of the registrant's Class A common stock were outstanding and 138,657,711 shares of the registrant's Class B common stock were outstanding.

	PART I. FINANCIAL INFORMATION	Page

Item 1	Financial Statements (unaudited)	6
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	6
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	7
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019	8
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months ended March 31, 2020 and 2019	9
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	11
	Notes to Condensed Consolidated Financial Statements	12
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4	Controls and Procedures	51

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	52
Item 1A	Risk Factors	52
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 6	Exhibits	93
	Signatures	95

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the ongoing COVID-19 pandemic, including on our and our customers’, vendors’, and partners’ respective businesses and the markets in which we and our customers, vendors, and partners operate;

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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$109,063	$138,976
Available-for-sale securities	478,791	497,972
Accounts receivable, net	39,778	33,867
Contract assets	1,779	2,063
Prepaid expenses and other current assets	18,193	16,994
Total current assets	647,604	689,872
Property and equipment, net	100,174	101,466
Goodwill	16,399	4,083
Acquired intangible assets, net	4,900	31
Operating lease right-of-use assets	48,234	—
Deferred contract acquisition costs, noncurrent	28,171	25,184
Restricted cash	8,847	6,660
Other noncurrent assets	4,202	3,528
Total assets	$858,531	$830,824
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,301	$11,463
Accrued expenses and other current liabilities	27,872	28,314
Operating lease liabilities	17,009	—
Liability for early exercise of unvested stock options	12,006	13,263
Deferred revenue	37,096	30,843
Total current liabilities	108,284	83,883
Build-to-suit lease financing obligation	—	10,506
Operating lease liabilities, noncurrent	33,795	—
Deferred revenue, noncurrent	996	804
Other noncurrent liabilities	9,104	9,803
Total liabilities	152,179	104,996
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of March 31, 2020 and December 31, 2019; 154,622 and 87,072 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	154	87
Class B common stock; $0.001 par value; 315,000 shares authorized as of March 31, 2020 and December 31, 2019; 148,735 and 213,101 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	143	207
Additional paid-in capital	1,038,544	1,027,179
Accumulated deficit	(333,896)	(301,706)
Accumulated other comprehensive income	1,407	61
Total stockholders’ equity	706,352	725,828
Total liabilities and stockholders’ equity	$858,531	$830,824

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$91,250	$61,727
Cost of revenue	20,821	14,360
Gross profit	70,429	47,367
Operating expenses:
Sales and marketing	46,965	30,817
Research and development	33,354	17,649
General and administrative	26,181	16,048
Total operating expenses	106,500	64,514
Loss from operations	(36,071)	(17,147)
Non-operating income:
Interest income	2,569	913
Interest expense	(67)	(273)
Other income (expense), net	485	(293)
Total non-operating income, net	2,987	347
Loss before income taxes	(33,084)	(16,800)
Provision for (benefit from) income taxes	(338)	314
Net loss	$(32,746)	$(17,114)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	296,077	85,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net loss	$(32,746)	$(17,114)
Other comprehensive income:
Change in unrealized gain on investments, net of tax	1,346	72
Other comprehensive income	1,346	72
Comprehensive loss	$(31,400)	$(17,042)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	87,072	$87	213,101	$207	$1,027,179	$(301,706)	$61	$725,828
Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	—	—	—	556	—	556
Issuance of common stock in connection with acquisition	—	—	107	—	—	—	1,104	—	—	1,104
Issuance of unvested restricted stock in connection with acquisition	—	—	841	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	1,503	1	2,674	—	—	2,675
Repurchases of unvested common stock	—	—	(29)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	15	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	1	1,222	—	—	1,223
Issuance of common stock related to settlement of RSUs	—	—	32	—	1,123	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(11)	—	(397)	—	(7,115)	—	—	(7,115)
Conversion of Class B to Class A common stock	—	—	66,610	67	(66,610)	(67)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	13,481	—	—	13,481
Net loss	—	—	—	—	—	—	—	(32,746)	—	(32,746)
Other comprehensive income	—	—	—	—	—	—	—	—	1,346	1,346
Balance as of March 31, 2020	—	$—	154,622	$154	148,735	$143	$1,038,544	$(333,896)	$1,407	$706,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2019
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	165,658	$331,521	91,542	$85	$82,345	$(195,878)	$(57)	$(113,505)
Issuance of common stock in connection with acquisition	—	—	7	—	18	—	—	18
Issuance of common stock upon exercise of stock options	—	—	346	—	681	—	—	681
Repurchases of unvested common stock	—	—	(9)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	407	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	496	—	—	496
Stock-based compensation	—	—	—	—	1,128	—	—	1,128
Net loss	—	—	—	—	—	(17,114)	—	(17,114)
Other comprehensive income (loss)	—	—	—	—	—	—	72	72
Balance as of March 31, 2019	165,658	$331,521	92,293	$85	$84,668	$(212,992)	$15	$(128,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(32,746)	$(17,114)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	10,563	6,170
Non-cash operating lease costs	4,543	—
Amortization of deferred contract acquisition costs	3,499	2,319
Stock-based compensation expense	12,897	1,057
Net accretion of discounts and amortization of premiums on available-for-sale securities	(456)	(518)
Deferred income taxes	(117)	—
Provision for bad debt	2,209	259
Change in fair value of redeemable convertible preferred stock warrant liability	—	118
Other	(197)	4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(8,120)	(5,616)
Contract assets	284	180
Deferred contract acquisition costs	(6,486)	(4,225)
Prepaid expenses and other current assets	(1,086)	(121)
Other noncurrent assets	(658)	(148)
Accounts payable	1,507	(2,553)
Accrued expenses and other current liabilities	40	1,022
Operating lease liabilities	(4,804)	—
Deferred revenue	6,445	7,400
Other noncurrent liabilities	(1,593)	2,076
Net cash used in operating activities	(14,276)	(9,690)
Cash Flows From Investing Activities
Purchases of property and equipment	(11,405)	(9,036)
Capitalized internal-use software	(4,922)	(3,397)
Cash paid for acquisitions, net of cash acquired	(13,639)	—
Purchases of available-for-sale securities	(110,609)	(14,856)
Sales of available-for-sale securities	—	1,978
Maturities of available-for-sale securities	131,580	40,498
Other investing activities	223	22
Net cash provided by (used in) investing activities	(8,772)	15,209
Cash Flows From Financing Activities
Proceeds from the exercise of stock options	2,675	681
Proceeds from the early exercise of stock options	32	1,638
Repurchases of unvested common stock	(70)	(4)
Payments on note payable	(200)	(90)
Proceeds from build-to-suit lease financing obligation drawdown	—	23
Payment of tax withholding obligation on RSU settlement	(7,115)	—
Net cash provided by (used in) financing activities	(4,678)	2,248
Net increase (decrease) in cash, cash equivalents, and restricted cash	(27,726)	7,767
Cash, cash equivalents, and restricted cash, beginning of period	145,636	31,426
Cash, cash equivalents, and restricted cash, end of period	$117,910	$39,193
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$34	$214
Cash paid for income taxes	$163	$299
Cash paid for operating lease liabilities	$4,477	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$578	$71
Accounts payable and accrued expenses related to property and equipment additions	$4,522	$3,493
Vesting of early exercised stock options	$1,223	$496
Deferred offering costs, accrued but not paid	$—	$475
Indemnity holdback consideration associated with business combinations	$2,188	$—
Issuance of common stock related to an acquisition	$1,104	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,386	$—
Derecognition of build-to-suit lease	$9,886	$—

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
Basis of Presentation and Principles of Consolidation
The accompanying interim condensed consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and applicable regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Initial Public Offering
In September 2019, the Company completed an Initial Public Offering (IPO) in which it issued and sold 40,250,000 shares of Class A common stock, which included 5,250,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $15.00 per share. The Company received net proceeds of $565.0 million from sales of its shares in the IPO, after deducting underwriting discounts and commissions and offering costs. Upon completion of the IPO, 31,381,152 shares of redeemable convertible preferred stock were automatically converted into an equal number of shares of Class A common stock, 134,276,690 shares of redeemable convertible preferred stock were automatically converted into an equal number of shares of Class B common stock, outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into outstanding warrants to purchase shares of Class B common stock, and 15,198,587 shares of Class B common stock held by former employees were automatically converted into an equal number of shares of Class A common stock.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and of comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2020 and 2019, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of March 31, 2020, its results of operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that management believes to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of May 8, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes, except as noted below.
Operating Leases
The Company enters into operating lease arrangements for real estate assets related to office space and for co-location assets related to space and equipment located in co-location facilities. The Company determines if an arrangement contains a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, noncurrent in the Company's condensed consolidated balance sheets. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make payments arising from the lease. The Company's operating lease arrangements contain both lease and non-lease components. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives such as tenant improvement allowances. Variable lease costs, such as lease payments that depend on an index or a rate, are expensed as incurred and not included within the calculation of right-of-use assets and lease liabilities. At inception of an arrangement, the Company allocates the consideration to the lease and non-lease components and recognizes a right-of-use asset and corresponding lease liability for each lease component. As the implicit rate of the Company's leases is not determinable, the Company uses an incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments. The lease expense is recognized on a straight-line basis over the lease term.
The Company generally uses the base, non-cancelable lease term when recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. Leases with a term of twelve months or less are not recognized on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.
Business Combinations
The Company includes the results of operations of the businesses that the Company acquires from the date of acquisition. The fair value of the assets acquired and liabilities assumed is based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates including the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. At the conclusion of the measurement period, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the condensed consolidated statements of operations.
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
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expense in the Company’s condensed consolidated statements of operations.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. The Company adopted the new standard beginning January 1, 2020 using the modified retrospective approach, electing the optional transition approach of not adjusting the comparative period financial statements for the impact of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard. In addition, the Company elected not to recognize lease liabilities and related right-of-use assets for leases that, at the lease commencement date, have a lease term of 12 months or less. Adoption of the new standard on January 1, 2020 resulted in the recognition of $50.0 million of operating lease right-of-use assets and $52.8 million of total operating lease liabilities on the Company's condensed consolidated balance sheets. As part of the adoption, the Company also derecognized deferred rent of $2.8 million, primarily consisting of the noncurrent portion, net build-to-suit assets of $9.9 million, the build-to-suit lease financing obligation of $10.5 million, and recorded a cumulative-effect adjustment of $0.6 million to accumulated deficit as of January 1, 2020. Refer to Note 6 to these condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU changes the methodology for measuring credit losses and requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The Company adopted ASU 2016-13 effective January 1, 2020, noting no material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. For public business entities, it is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2020, and interim periods beginning after December 15, 2021. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The Company early adopted ASU 2018-15 effective January 1, 2020, noting no material impact on the Company’s condensed consolidated financial statements.
In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU revises, and staggers, the effective dates for various major updates that have been issued since 2014 to alleviate the burden on both larger public companies as well as private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. The Company adopted ASU 2019-10 effective January 1, 2020, noting no material impact on the Company’s condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC Topic 740). This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2020, noting no material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
There have been no recent accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, that may have a material impact on the Company's condensed consolidated financial statements.
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
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three months ended March 31, 2020 and 2019.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global cloud platform:

	Three Months Ended March 31,
	2020		2019
	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$44,215	48%	$30,739	50%
Europe, Middle East, and Africa	23,106	26%	14,626	24%
Asia Pacific	17,604	19%	12,179	20%
Other	6,325	7%	4,183	6%
Total	$91,250	100%	$61,727	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended March 31,
	2020		2019
	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$9,159	10%	$6,196	10%
Direct customers	82,091	90%	55,531	90%
Total	$91,250	100%	$61,727	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2020 and 2019, the Company recognized revenue of $20.2 million and $11.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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

The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$25,184	$15,940
Capitalization of contract acquisition costs	6,486	4,225
Amortization of deferred contract acquisition costs	(3,499)	(2,319)
Ending balance	$28,171	$17,846
Remaining Performance Obligations
As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $233.0 million. As of March 31, 2020, the Company expected to recognize 82% of its remaining performance obligations as revenue over the next 12 months and 18% of its remaining performance obligations as revenue over the next three years.
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

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash, or available-for-sale securities as of March 31, 2020 and December 31, 2019.

(in thousands)					Reported as:
March 31, 2020	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Long- term Restricted Cash
Cash	$6,398	$—	$—	$6,398	$4,211	$—	$2,187
Level I:
Money market funds	62,449	—	—	62,449	55,789	—	6,660
Level II:
Corporate bonds	116,125	12	(456)	115,681	—	115,681	—
U.S. treasury securities	282,330	1,831	—	284,161	—	284,161	—
U.S. government agency securities	55,442	96	—	55,538	10,000	45,538	—
Commercial paper	72,474	—	—	72,474	39,063	33,411	—
Subtotal	526,371	1,939	(456)	527,854	49,063	478,791	—
Total assets measured at fair value on a recurring basis	$595,218	$1,939	$(456)	$596,701	$109,063	$478,791	$8,847

(in thousands)					Reported as:
December 31, 2019	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Long-term Restricted Cash
Cash	$24,631	$—	$—	$24,631	$24,631	$—	$—
Level I:
Money market funds	32,856	—	—	32,856	26,196	—	6,660
Level II:
Corporate bonds	84,054	22	(30)	84,046	—	84,046	—
U.S. treasury securities	311,083	151	(23)	311,211	—	311,211	—
U.S. government agency securities	95,380	17	—	95,397	22,549	72,848	—
Commercial paper	95,467	—	—	95,467	65,600	29,867	—
Subtotal	585,984	190	(53)	586,121	88,149	497,972	—
Total assets measured at fair value on a recurring basis	$643,471	$190	$(53)	$643,608	$138,976	$497,972	$6,660
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2020 and December 31, 2019. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $459.8 million and $450.2 million as of March 31, 2020 and December 31, 2019, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $17.5 million and $47.7 million as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020, net unrealized gains on investments were $1.4 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2019, net unrealized gains on investments were $0.1 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of March 31, 2020, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. Prior to the IPO, the Company's only Level III financial instruments were its redeemable convertible preferred stock warrants. Upon the completion of the IPO, the warrant to purchase shares of Series B redeemable convertible preferred stock was converted into a warrant to purchase shares of Class B common stock. As a result, the warrant liability was remeasured and reclassified to additional paid-in capital within stockholders' equity (deficit). For additional discussion, refer to Note 8 to these condensed consolidated financial statements. There were no material financial instruments classified as Level III of the fair value hierarchy as of March 31, 2020 and December 31, 2019.

Note 5. Balance Sheet Components
Accounts Receivable, Net
As of March 31, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $2.2 million and $0.5 million, respectively. Bad debt expense for the three months ended March 31, 2020 and 2019 was $2.2 and $0.3 million, respectively. For the three months ended March 31, 2020 and 2019, write-off of uncollectible accounts receivable was $0.5 million and zero, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019

	(in thousands)
Prepaid expenses	$11,233	$10,913
Deposits	3,745	2,773
Other	3,215	3,308
Total prepaid expenses and other current assets	$18,193	$16,994
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019

	(in thousands)
Property and equipment:
Servers—network infrastructure	$91,834	$84,979
Buildings	—	13,035
Construction in progress	10,406	8,692
Capitalized internal-use software	36,671	31,171
Office and computer equipment	16,725	13,528
Office furniture	6,485	6,124
Software	1,236	1,025
Leasehold improvements	11,625	9,870
Asset retirement obligation	429	231
Gross property and equipment	175,411	168,655
Less accumulated depreciation and amortization	(75,237)	(67,189)
Total property and equipment, net	$100,174	$101,466
In connection with the adoption of ASC 842, the Company derecognized the building asset of $13.0 million as of January 1, 2020, which was initially recorded as a result of build-to-suit lease accounting and reclassified a portion of the balance, $1.6 million, to leasehold improvements. This amount reflects the lessee-owned assets of the construction project and is being depreciated over the remaining lease term. For further details on the adoption of ASC 842, refer to Note 2 to these condensed consolidated financial statements.
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2020 and 2019 was $9.9 million and $6.1 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $2.5 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
Goodwill
As of March 31, 2020 and December 31, 2019, the Company's goodwill was $16.4 million and $4.1 million, respectively. During the three months ended March 31, 2020, the Company recorded $12.3 million of goodwill in connection with the acquisition of S2 Systems Corporation (S2). For further detail on the acquisition, refer to Note 13 to these condensed consolidated financial statements. No goodwill impairments were recorded during the three months ended March 31, 2020 and 2019.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Developed technology	$5,850	$950	$4,900
Total acquired intangible assets, net	$5,850	$950	$4,900

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Developed technology	$250	$219	$31
Total acquired intangible assets, net	$250	$219	$31

During the three months ended March 31, 2020, the Company recorded $5.6 million of developed technology in connection with the acquisition of S2. For further details on the acquisition, refer to Note 13 to these condensed consolidated financial statements.
Amortization of acquired intangible assets for the three months ended March 31, 2020 and 2019 was $0.7 million and zero, respectively.
As of March 31, 2020, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2020 (remaining nine months)	$2,100
2021	2,800
Total	$4,900
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued compensation and benefits	$17,307	$14,970
Accrued expenses	3,941	5,331
Customer refunds and credits	1,830	3,328
Accrued co-location and bandwidth	2,783	2,696
Other	2,011	1,989
Total accrued expenses and other current liabilities	$27,872	$28,314
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued taxes	$5,123	$4,862
Deferred rent	—	2,342
Other	3,981	2,599
Total other noncurrent liabilities	$9,104	$9,803
In connection with the adoption of ASC 842, the Company derecognized the deferred rent as of January 1, 2020. For further details on the adoption of ASC 842, refer to Note 2 to these condensed consolidated financial statements.
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 4.8 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 4.9 years. All of the Company's leases are classified as operating leases.

The Company also subleases one of its leased office spaces. The sublease has a remaining lease term of 1.1 years. Sublease income, which is recorded as a reduction of rent expense, was $0.7 million and zero for the three months ended March 31, 2020 and 2019, respectively.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

Three Months Ended March 31,
2020
(in thousands)
Operating lease cost	$4,543
Sublease income	(707)
Total lease cost	$3,836
Variable lease cost and short-term lease cost for the three months ended March 31, 2020 were not material.
As of March 31, 2020, the Company had $13.4 million of total undiscounted future payments under operating leases that had not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between April 2020 and October 2024 and have lease terms of up to 4.0 years.
As of March 31, 2020, the weighted-average remaining term of the Company’s operating leases was 3.3 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.2%.

Maturities of the operating lease liabilities as of March 31, 2020 are as follows:

March 31, 2020
(in thousands)
2020 (remaining nine months)	$13,734
2021	16,933
2022	12,642
2023	6,568
2024	3,557
Thereafter	1
Total lease payments	$53,435
Less: Imputed interest	(2,631)
Total operating lease liabilities	$50,804
Prior to the Company's adoption of ASC 842, future minimum operating lease payments as of December 31, 2019 were as follows:

December 31, 2019
(in thousands)
2020	$18,618
2021	16,942
2022	12,423
2023	6,410
2024	4,474
Thereafter	10,304
Total lease payments	$69,171

The amounts above include the build-to-suit lease.
Prior to the Company's adoption of ASC 842, the Company recognized rent expense on a straight-line basis over the lease period. The difference between the rent paid and the straight-line rent was recorded as deferred rent, which was included in accrued expenses and other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. Rent expense was $2.6 million for the three months ended March 31, 2019.
Note 7. Commitments and Contingencies
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global cloud platform. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $10.6 million and $8.3 million for the three months ended March 31, 2020 and 2019, respectively. Refer to the table below for long-term bandwidth and other co-location related commitments under non-cancelable contracts with various networks and Internet service providers as of March 31, 2020. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2020 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of March 31, 2020.

	Payments Due by Period as of March 31, 2020
	Total	2020 (remaining nine months)	2021	2022	2023	2024	Thereafter
	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$15,308	$2,478	$3,316	$2,474	$1,271	$741	$5,028
Bandwidth and other co-location related commitments(2)	24,483	11,872	8,492	2,706	1,135	265	13
Other commitments(3)	2,188	—	2,188	—	—	—	—
Total	$41,979	$14,350	$13,996	$5,180	$2,406	$1,006	$5,041

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2020 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2020.
(3)Indemnity holdback consideration associated with the S2 acquisition.

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
Although the Company takes precautions to prevent its platform and associated products from being accessed or used in violation of such laws, the Company may have inadvertently allowed its platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanctions laws, including by users in embargoed or sanctioned countries, and the Company may have exported or allowed the download of certain software prior to making required filings with the U.S. Department of Commerce’s Bureau of Industry and Security. As a result, the Company has submitted to OFAC and to the Bureau of Industry and Security a voluntary self-disclosure concerning potential violations, and the Company has submitted a voluntary self-disclosure to the Census Bureau regarding potential violations of the Foreign Trade Regulations related to some incorrect electronic export information statements to the U.S. government for certain hardware exports, which were authorized. The voluntary self-disclosure to the Census Bureau was completed with no penalties in November 2019, while the other voluntary self-disclosures to the Bureau of Industry and Security and to OFAC are still under review. If the Company is found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for the Company and for the individuals working for the Company. The Company may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise. No loss has been recognized in the condensed consolidated financial statements for this loss contingency as it is not probable a loss has been incurred and the range of a possible loss is not yet estimable.
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
Note 8. Preferred Stock
Preferred Stock
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
During the three months ended March 31, 2019, the Company recorded a loss of $0.1 million related to the change in fair value of the redeemable convertible preferred stock warrants.
Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of March 31, 2020 and December 31, 2019, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 154,622,397 and 87,071,783 shares of Class A common stock issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. The number of shares of Class B common stock issued and outstanding was 148,734,859 and 213,101,364, as of March 31, 2020 and December 31, 2019, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of March 31, 2020 and December 31, 2019, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	March 31, 2020	December 31, 2019

	(in thousands)
Stock options issued and outstanding	21,269	21,191
Remaining shares available for issuance under the 2019 Plan	26,936	29,048
Outstanding and unsettled restricted stock units (RSUs)	6,982	7,175
Shares available for issuance under the ESPP	5,870	5,870
Total shares of common stock reserved	61,057	63,284

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
In 2019, the Company's Board of Directors adopted and stockholders approved the 2019 Plan, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 for the IPO. The 2019 Plan provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, performance stock units, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. Except as otherwise indicated below, the maximum number of shares of Class A common stock that may be issued under the 2019 Plan will not exceed 66,661,953 shares of the Company's Class A common stock, which is the sum of (1) 29,335,000 new shares, plus (2) an additional number of shares of Class A common stock not to exceed 37,326,953, consisting of the total number of shares of Class A or Class B common stock subject to outstanding awards granted under the 2010 Plan that, on or after the 2019 Plan became effective, are canceled, expire, or otherwise terminate prior to exercise or settlement; are repurchased by the Company because of the failure to vest; or are forfeited, tendered to, or withheld by the Company (or not issued) to satisfy a tax withholding obligation or the payment of an exercise price, if any, as such shares become available from time to time. Stock-based awards under the 2019 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2019 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2029, in an amount equal to the least of (i) 29,335,000 shares, (ii) 5% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) a lesser number of shares determined by the compensation committee of the Company's Board of Directors prior to the applicable January 1. As of March 31, 2020, 3,915,422 shares of Class A common stock underlying RSUs were granted under the 2019 Plan and the number of shares of Class A common stock available for issuance under the 2019 Plan was 26,936,370.
Stock Options
Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. Stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant.

The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the three months ended March 31, 2020:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2019	21,191	$2.30	7.4	$312,720
Options granted	1,700	$17.93
Options exercised	(1,518)	$1.78		$26,551
Options canceled/forfeited/expired	(104)	$2.45
Balances as of March 31, 2020	21,269	$3.59	7.5	$422,728
Vested and expected to vest as of March 31, 2020	21,269	$3.59	7.5	$422,728
Exercisable as of March 31, 2020	19,566	$2.34	7.3	$413,239
The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Three Months ended March 31,
	2020	2019

Expected term (in years)	6.1	6.3
Expected volatility	40.0%	40.3%
Risk-free interest rate	1.5%	2.6%
Dividend yield	—	—
The weighted-average grant date fair value of options granted during the three months ended March 31, 2020 and 2019 was $7.28 and $3.76 per share, respectively.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 14,277,302 and 15,477,903 options that were unvested as of March 31, 2020 and December 31, 2019, respectively.
The total grant date fair value for vested options in the three months ended March 31, 2020 and 2019 was $1.9 million and $1.0 million, respectively.
As of March 31, 2020 and December 31, 2019, there was $13.8 million and $15.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 1.3 years and 2.7 years, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase any unvested shares within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise). As of March 31, 2020 and December 31, 2019, the Company had $12.0 million and $13.3 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 5,373,457 and 5,945,083, respectively.
Restricted Stock and Restricted Stock Units
RSUs granted under the 2010 Plan generally vest upon the satisfaction of both a service-based vesting condition and a performance vesting condition, as defined below, occurring before these RSUs expire. RSUs granted under the 2019 Plan generally vest upon the satisfaction of a service-based vesting condition. The service-based vesting condition for employees under both the 2010 Plan and the 2019 Plan is typically satisfied over a four-year period. The performance vesting condition under the 2010 Plan was deemed satisfied upon the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the IPO.
In connection with the acquisition of S2, the Company issued 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the three months ended March 31, 2020 and 2019, was $1.8 million and zero, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the three months ended March 31, 2020 and 2019 was $1.4 million and zero, respectively. As of March 31, 2020 and 2019, the total unrecognized stock-based compensation expense related to unvested restricted stock was $13.0 million and zero, respectively. For further details on the S2 acquisition, refer to Note 13 to these condensed consolidated financial statements.
Restricted stock and RSU activity for the three months ended March 31, 2020 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2019	6,508	$11.08
Granted - RSUs	1,103	$17.93
Granted - Restricted stock	841	$17.06
Vested - RSUs	(494)	$9.66
Forfeited	(142)	$10.28
Unvested as of March 31, 2020	7,816	$11.85
Vested and not yet released	7	$8.75
Outstanding as of March 31, 2020	7,823	$11.85
The total grant date fair value for vested RSUs for the three months ended March 31, 2020 and 2019 was $4.8 million and zero, respectively. The total stock-based compensation expense for RSUs for the three months ended March 31, 2020 and 2019 was $8.8 million and zero, respectively. As of March 31, 2020 and December 31, 2019, the total unrecognized stock-based compensation expense related to RSUs was $59.9 million and $53.1 million, respectively, that is expected to be recognized over a weighted-average period of 2.8 years and 2.5 years, respectively.
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
The initial offering period began on September 13, 2019 and will end on May 15, 2020, with the purchase date of May 15, 2020. In addition, a second offering period began on November 15, 2019 and will also end on May 15, 2020, with a purchase date of May 15, 2020. The ESPP generally provides for six-month offering periods beginning November 15 and May 15 of each year, with identical six-month purchase periods. Current employees cannot sell the shares of Class A common stock purchased under the ESPP until the day after the one-year anniversary of the purchase date of such shares, except for the withholding or sale of shares by the Company to meet any applicable tax withholding obligations. No employee may purchase (i) during each purchase period more than 1,500 shares of Class A common stock and (ii) shares under the ESPP at a rate in excess of $25,000 worth of the Company's Class A common stock based on the fair market value per share of the Company's Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding.
As of March 31, 2020, no shares of Class A common stock have been purchased under the ESPP. As of March 31, 2020 and December 31, 2019, the total unrecognized stock-based compensation expense related to the ESPP was $0.3 million and $1.0 million, respectively, that is expected to be recognized over a weighted average period of 0.1 years and 0.4 years, respectively.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Three Months ended March 31,
	2020	2019
Expected term (in years)	0.6	N/A
Risk-free interest rate	1.8%	N/A
Expected volatility	35.5%	N/A
Dividend yield	—	N/A
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,

	2020	2019

	(in thousands)
Cost of revenue	$267	$32
Sales and marketing	3,163	279
Research and development	6,090	417
General and administrative	3,377	329
Total stock-based compensation expense	$12,897	$1,057

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2020		2019
	Class A	Class B	Common
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(10,876)	$(21,870)	$(17,114)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	98,337	197,740	85,078
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.11)	$(0.20)
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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Redeemable convertible preferred stock	—	165,658
Redeemable convertible preferred stock warrants	—	177
Shares subject to repurchase	5,373	6,906
Unexercised stock options	21,269	24,107
Unvested restricted stock and RSUs	7,816	2,823
Shares issuable pursuant to the ESPP	444	—
Total	34,902	199,671

Note 12. Income Taxes
The computation of the provision for (benefit from) income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date earnings from recurring operations and adjusting for discrete tax items recorded in the period. The Company's ability to estimate the geographic mix of earnings is impacted by the relatively high-growth nature of the business, fluctuations of business operations by country, and implementation of tax planning strategies.

The Company recorded an income tax benefit of $0.3 million and an income tax provision of $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit in the three months ended March 31, 2020 was primarily driven by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. Accordingly, a full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefits have been recognized in the condensed consolidated financial statements. There is however, no valuation allowance on the foreign jurisdictions, as the foreign entities have cumulative income and expected future income.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act provides for a number of tax relief provisions applicable to businesses including relaxed limitations on use of net operating losses and interest deductibility. The Company does not expect there to be a material tax impact as a result of the CARES Act, but will continue to assess the tax implications of the CARES Act and its continuing developments and interpretations.
Note 13. Business Combinations
In January 2020, the Company acquired all of the outstanding shares of S2, a company based in Kirkland, Washington that has developed browser isolation technology, for total purchase consideration of $16.9 million. The Company expects to incorporate S2's technology into Cloudflare Gateway. The total purchase consideration included (i) acquisition-date cash payments of $13.6 million, net of $0.1 million of cash acquired, (ii) $1.1 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $2.2 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of S2, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Concurrent with the closing of the acquisition, the Company made a cash payment of $6.9 million to repay S2’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $21.1 million, of which $6.5 million was recognized as compensation expense on the acquisition date and $1.4 million was recorded as additional compensation expense during the three months ended March 31, 2020. The remaining compensation amount of $13.2 million is being recognized over a future weighted-average period of 3.0 years subject to the recipients’ continued service with the Company.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2020.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Prepaid expenses and other current assets	$6
Developed technology	5,600
Goodwill	12,316
Total assets acquired	17,922
Accrued expenses and other current liabilities	(208)
Other noncurrent liabilities	(782)
Total purchase price	$16,932
A note payable of $0.2 million, included in accrued expenses and other current liabilities in the table above, assumed on the acquisition date, was paid off during the three months ended March 31, 2020.
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of S2's technology with the Company's technology. No adjustments were made during the three months ended March 31, 2020.
This acquisition did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.

The Company’s property and equipment, net, by geographic area were as follows:

	March 31, 2020	December 31, 2019

	(in thousands)
United States	$59,618	$59,688
Rest of the world	40,556	41,778
Total property and equipment, net	$100,174	$101,466
No single country other than the United States accounted for more than 10% of total property and equipment, net as of March 31, 2020 and December 31, 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the impact of the COVID-19 pandemic and those other factors discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.
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

•Contracted Customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan (and which we previously referred to as enterprise customers), have contracts that range from one to three years and are typically billed on a monthly basis. Our contracted customer sales cycle typically lasts less than one quarter, although one of the ongoing impacts of the COVID-19 pandemic has been a lengthening of our average customer sales cycle. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and a smaller portion based on usage.
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
◦International reach. Our global network, with a presence in more than 200 cities in over 95 countries, has helped to foster our strong international growth. International markets represented at least 50% of our revenue in the three months ended March 31, 2020 and 2019, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
Initial Public Offering
In September 2019, we completed an Initial Public Offering (IPO) in which we issued and sold 40,250,000 shares of Class A common stock, which included 5,250,000 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at the public offering price of $15.00 per share. We received net proceeds of $565.0 million from sales of our shares in the IPO, after deducting underwriting discounts and commissions and offering costs. Upon completion of the IPO, 31,381,152 shares of redeemable convertible preferred stock were automatically converted into an equal number of shares of Class A common stock, 134,276,690 shares of redeemable convertible preferred stock were automatically converted into an equal number of shares of Class B common stock, outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into outstanding warrants to purchase shares of Class B common stock, and 15,198,587 shares of Class B common stock held by former employees were automatically converted into an equal number of shares of Class A common stock.

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

COVID-19 Update

In early March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with most countries and territories worldwide having confirmed cases of COVID-19, and a high concentration of cases in the United States and many other countries in which we and our customers, vendors, and partners operate. The rapid spread has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures. The COVID-19 pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict, so the broader implications of the COVID-19 pandemic on our business and operations and our financial results remain uncertain. The duration and severity of the economic downturn from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.

To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic becomes more prolonged or severe.

•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally, we activated our business continuity plan and have moved to transition our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. Our goal has been to ensure that our employees feel safe and secure, while having the flexibility and resources necessary to perform their jobs effectively. These efforts have included providing additional equipment to employees for working remotely and providing various benefits to promote our employees’ physical and mental well-being. We believe our employees have been able to remain productive during the COVID-19 pandemic and that our operations have not been materially impacted by our employees primarily working on a remote basis, but the continuation of the pandemic will place strains on our employees. As the progression of the pandemic continues, we will continue to monitor and follow guidance from authorities and health officials in the locations where we operate and modify our working environments around the world appropriately. To the extent current or future measures we implement result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition, and operating results could be materially and adversely affected.

We are continuing our efforts to increase our workforce to support the ongoing growth in our business, which currently is occurring through a virtual onboarding process. Depending on the length and severity of the COVID-19 pandemic and its effect on our business, however, we may experience difficulties in continuing to expand our workforce or we may determine to slow our hiring. Any delays in expanding our workforce may result in key positions remaining unfilled, which could negatively impact our business, financial condition, or operating results.

•Our Network. The change in everyday behavior caused by the COVID-19 pandemic during the first quarter of 2020 has resulted in an increased reliance on the Internet, increased Internet traffic, and a geographic migration of Internet traffic from office-focused areas (like city centers and business parks) to more residential areas (like suburbs and outlying towns). We believe that traffic on the Internet, and on our network that we use to provide our products to our customers around the world, will remain elevated while the isolation mandates across the globe remain in place. Nevertheless, there is uncertainty about the impact on Internet traffic levels and location when the isolation mandates are lifted, causing workers to return to their places of employment, and warmer weather draws people outside.

Our business is dependent on our network providing our customers with secure, performant, and reliable network services every minute of every day. The pandemic has resulted not only in greatly increased traffic and strain on our network, but also adverse impacts on our ability to provision our network co-location facilities, including delays in our ability to obtain servers and other hardware and to ship and install such hardware at our network facilities. While we have been able to lessen these adverse impacts to date through our planning processes and use of alternative vendors, our ability to continue to provision our existing network facilities and expand into new network facilities may become more difficult and more expensive the longer the COVID-19 pandemic continues to negatively impact the vendors for our network hardware, which in turn could adversely impact our business and operations and results of operations.

•Our Customers. The COVID-19 pandemic and the measures taken by governments around the world to contain the spread of COVID-19 are materially and adversely impacting many of our current and potential customers, and this impact could negatively impact our business and operations, results of operations, financial condition, and cash flows. During the quarter ended March 31, 2020, we experienced an increase in the sales cycle for our products with many customers and in the proportion of our pipeline of prospective future customers that was lost, as well as an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights. We also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and they could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. While we have sought to ameliorate these negative sales impacts through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment, there can be no assurance that these efforts will be successful.

During this ongoing COVID-19 pandemic, IT organizations are working tirelessly to ensure their teams remain safe and productive, while facing greater network demands, a rapid acceleration in remote work, and a growing risk of cyber threats. In the face of these challenges, we believe our mission of helping to build a better Internet is more important than ever and we have taken a number of steps to increase access to our products for those who need them:

•In March 2020, we announced that our Cloudflare for Teams products will be free until September 1, 2020, to ensure our customers and prospective customers have the tools they need to support secure and efficient remote work. We have also removed usage caps for existing Cloudflare for Teams users and are also providing onboarding sessions so these groups can continue business in this new normal.

•In April 2020, we announced that we will provide a free package of services to state and local governments worldwide until September 1, 2020, to ensure they have the tools needed to secure their web infrastructure and internal teams.

•We also announced that we will offer Cloudflare Workers for free through Project Galileo, which is our initiative through which we provide our products to at-risk public interest groups at no cost.

For further discussion of the challenges and risks we confront related to the COVID-19 pandemic and otherwise, please refer to Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor titled “The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will negatively impact our future business and operations, results of operations, financial condition and cash flows remain uncertain.”
Non-GAAP Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Gross profit	$70,429	$47,367
Gross margin	77%	77%
Loss from operations	$(36,071)	$(17,147)
Non-GAAP loss from operations	$(14,393)	$(16,059)
Operating margin	(40)%	(28)%
Non-GAAP operating margin	(16)%	(26)%
Net cash used in operating activities	$(14,276)	$(9,690)
Net cash provided by (used in) investing activities	$(8,772)	$15,209
Net cash provided by (used in) financing activities	$(4,678)	$2,248
Free cash flow	$(30,603)	$(22,123)
Net cash used in operating activities (as a percentage of revenue)	(16)%	(16)%
Free cash flow margin	(34)%	(36)%
Paying customers	89,223	73,555
Paying customers (> $100,000 Annualized Revenue)	556	336
Non-GAAP Financial Measures
In addition to our results determined in accordance with generally accepted accounting principles in the United States (U.S. GAAP), we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In particular, free cash flow is not a substitute for cash provided by (used in) operating activities. Additionally, the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We define non-GAAP loss from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related and other expenses. We exclude stock-based compensation expense which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses incurred in connection with the acquisition, and include third-party transaction costs and compensation expense for key acquired personnel.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Loss from operations	$(36,071)	$(17,147)
Add:
Stock-based compensation expense and related employer payroll taxes	14,617	1,057
Amortization of acquired intangible assets	731	31
Acquisition-related and other expenses	6,330	—
Non-GAAP loss from operations	$(14,393)	$(16,059)
Operating margin	(40)%	(28)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(16)%	(26)%
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

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net cash used in operating activities	$(14,276)	$(9,690)
Less: Purchases of property and equipment	(11,405)	(9,036)
Less: Capitalized internal-use software	(4,922)	(3,397)
Free cash flow	$(30,603)	$(22,123)
Net cash provided by (used in) investing activities	$(8,772)	$15,209
Net cash provided by (used in) financing activities	$(4,678)	$2,248
Net cash used in operating activities (as a percentage of revenue)	(16)%	(16)%
Less: Purchases of property and equipment (as a percentage of revenue)	(13)%	(15)%
Less: Capitalized internal-use software (as a percentage of revenue)	(5)%	(5)%
Free cash flow margin	(34)%	(36)%
Key Business Metrics

In addition to our results determined in accordance with U.S. GAAP and the non-GAAP measures discussed above, we also review the key business metrics discussed below to assist us in evaluating our business, measuring performance, identifying trends, formulating business plans, and making strategic decisions. There are a number of limitations associated with the use of key business metrics as analytical tools, however, and we do not rely upon any single key business metric to evaluate our business. In addition, other companies, including companies in our industry, may calculate similarly-titled business metrics differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these business metrics as tools for comparison to such companies.
Beginning with this Quarterly Report on Form 10-Q, we have transitioned the method for calculating our key business metrics from a billings-based methodology to a revenue-based methodology. We believe the change in methodology to GAAP-based metrics provides improved disclosures for our investors by better aligning our key business metrics with GAAP and our financial statements and will provide a better representation of these important components of our operating model and business performance as we continue to scale.
Paying Customers
We believe our ability to grow the number of paying customers on our platform provides a key indicator of growth of our business and our future business opportunities. We define a paying customer as a person or entity who has generated revenue during the quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 89,223 and 73,555 as of March 31, 2020 and 2019, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue, we take the sum of revenue for each customer in the quarter and multiply that amount by four. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, and that together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. For example, if we signed a new customer that generated $600 of revenue in the quarter, that customer would account for $2,400 of Annualized Revenue for that year. The number of paying customers with Annualized Revenue greater than $100,000 was 556 and 336 as of March 31, 2020 and 2019, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global cloud platform.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our platform. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a period, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended March 31, 2020 and March 31, 2019 were 117% and 118%, respectively.

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
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation expense, sales commissions that are recognized as expenses over the period of benefit, marketing programs, certificate authority services costs for free customers, travel-related expenses, bandwidth and co-location costs for free customers, and allocated overhead costs. Sales commissions earned by our sales force and the associated payroll taxes that are direct and incremental to the acquisition of channel partner and direct customer contracts are deferred and amortized over an estimated period of benefit of three years for the initial acquisition of a contract and over the contractual term of the renewals for renewal contracts. We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness, including marketing efforts to continue to drive our pay-as-you-go business model. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. We also incurred a significant increase in sales and marketing expenses from the stock-based compensation expense related to RSUs. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Research and Development
Research and development costs consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation expense, consulting costs, depreciation of equipment used in research and development, and allocated overhead costs. Research and development costs support our efforts to add new features to our existing offerings and to ensure the security, performance, and reliability of our global cloud platform. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our global cloud platform. We also incurred a significant increase in research and development expenses from the stock-based compensation expense related to RSUs. However, we expect our research and development expenses to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation expense for our finance, legal, human resources, and other administrative personnel, professional fees for external legal services, accounting, and other consulting services, bad debt expense, and allocated overhead costs. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other costs as a result of operating as a public company. We also incurred a significant increase in general and administrative expenses from the stock-based compensation expense related to RSUs. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Non-Operating Income (Expense)
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and our investment holdings.
Interest Expense
Interest expense was not material in the three months ended March 31, 2020 and previously consisted primarily of interest related to our built-to-suit lease financing obligation and interest on our notes payable.
Other Income (Expense), Net
Other income (expense), net consists primarily of gain on sale of property and equipment and foreign currency transaction gains and losses. The three months ended March 31, 2019 also included expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Revenue	$91,250	$61,727
Cost of revenue(1)	20,821	14,360
Gross profit	70,429	47,367
Operating expenses:
Sales and marketing(1)	46,965	30,817
Research and development(1)	33,354	17,649
General and administrative(1)	26,181	16,048
Total operating expenses	106,500	64,514
Loss from operations	(36,071)	(17,147)
Non-operating income (expense):
Interest income	2,569	913
Interest expense	(67)	(273)
Other income (expense), net	485	(293)
Total non-operating income, net	2,987	347
Loss before income taxes	(33,084)	(16,800)
Provision for (benefit from) income taxes	(338)	314
Net loss	$(32,746)	$(17,114)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Cost of revenue	$267	$32
Sales and marketing	3,163	279
Research and development	6,090	417
General and administrative	3,377	329
Total stock-based compensation expense	$12,897	$1,057

	Three Months Ended March 31,
	2020	2019

Percentage of Revenue Data:
Revenue	100%	100%
Cost of revenue	23	23
Gross margin	77	77
Operating expenses:
Sales and marketing	51	50
Research and development	37	29
General and administrative	29	26
Total operating expenses	117	105
Loss from operations	(40)	(28)
Non-operating income (expense):
Interest income	3	1
Interest expense	—	—
Other income (expense), net	1	—
Total non-operating income, net	4	1
Loss before income taxes	(36)	(27)
Provision for (benefit from) income taxes	—	1
Net loss	(36)%	(28)%

Comparison of Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Revenue	$91,250	$61,727	$29,523	48%
Revenue increased by $29.5 million, or 48%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 21% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as well as due to the expansion within our existing paying customers, as reflected by our dollar-based net retention rate of 117% as of March 31, 2020.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Cost of revenue	$20,821	$14,360	$6,461	45%
Gross margin	77%	77%
Cost of revenue increased by $6.5 million, or 45%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in the cost of revenue was primarily due to an increase of $1.8 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, an increase of $1.2 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $1.2 million related to the amortization of capitalized internal-use software costs and $0.7 million related to the amortization of acquired developed technology, an increase of $0.9 million in employee-related costs due to a 37% increase in headcount in our customer support and technical operations organizations, and an increase of $0.2 million in third-party technology services.
Gross margin did not significantly fluctuate during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$46,965	$30,817	$16,148	52%
Sales and marketing expenses increased by $16.1 million, or 52%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by $11.5 million in increased employee-related costs due to a 56% increase in headcount in our sales and marketing organization from March 31, 2019 to March 31, 2020, including an increase of $2.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $1.6 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, increased expenses of $1.6 million related to allocated overhead costs, increased third-party technology services, and travel-related costs, and an increase of $0.9 million in co-location and bandwidth expenses for free customers.
Research and Development

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Research and development	$33,354	$17,649	$15,705	89%
Research and development expenses increased by $15.7 million, or 89%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by $17.4 million in increased employee-related costs due to a 27% increase in headcount in our research and development organization from March 31, 2019 to March 31, 2020, including an increase of $5.7 million due to compensation-related payments to former S2 employees in connection with the acquisition, and an increase of $6.2 million in stock-based compensation expense. The remainder of the increase was primarily due to $0.5 million of increased allocated overhead costs related to rent and office-related expenses due to expansion of office space. The increases were partially offset by decreased expenses of $2.1 million as a result of increased capitalized internal-use software development costs.

General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
General and administrative	$26,181	$16,048	$10,133	63%
General and administrative expenses increased by $10.1 million, or 63%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by $6.2 million in increased employee-related costs due to a 44% increase in headcount in our general and administrative organization from March 31, 2019 to March 31, 2020, including an increase of $3.0 million in stock-based compensation expense, $2.6 million of increased expenses for insurance, fees, and taxes, and an increase of $1.9 million in bad debt expense, primarily due to impacts related to COVID-19 of $1.2 million. The remainder of the increase was primarily due to $1.0 million of increased depreciation expense and third-party technology services costs. These increases were partially offset by $1.5 million of decreased allocated overhead costs and $1.1 million of decreased professional fees for third-party accounting, consulting, and legal services.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Interest income	$2,569	$913	$1,656	181%
Interest income increased by $1.7 million, or 181%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by a higher invested balance in cash and cash equivalents and available-for-sale securities.
Interest Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Interest expense	$(67)	$(273)	$206	(75)%
Interest expense did not significantly fluctuate during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Other income (expense), net	$485	$(293)	$778	*
______________
* Not meaningful
Other income (expense), net increased by $0.8 million, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily driven by a $0.2 million gain on sale of property and equipment, a $0.2 million benefit from a tax credit in the United Kingdom, and an increase of $0.1 million as a result of fluctuations in foreign currency transaction gains and losses.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$(338)	$314	$(652)	*
_______________
* Not meaningful
The provision for income taxes decreased by $0.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily driven by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

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
As of March 31, 2020, we had cash and cash equivalents of $109.1 million, including $2.4 million held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash and cash equivalents primarily consist of highly liquid money market funds, commercial paper, and U.S. government agency securities. We also had available-for-sale securities of $478.8 million consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. As of March 31, 2020, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $333.9 million as of March 31, 2020 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.

We believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, and the continuing market adoption of our global cloud platform, and the impact of the ongoing COVID-19 pandemic to our and our customers’, vendors’, and partners’ businesses. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions and the length and severity of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(14,276)	$(9,690)
Net cash provided by (used in) investing activities	$(8,772)	$15,209
Net cash provided by (used in) financing activities	$(4,678)	$2,248
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2020 was $14.3 million, which resulted from a net loss of $32.7 million, adjusted for non-cash charges of $32.9 million and net cash outflow of $14.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.9 million for stock-based compensation expense, $10.6 million for depreciation and amortization expense, $4.5 million for non-cash operating lease costs, and $3.5 million for amortization of deferred contract acquisition costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of an $8.1 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $6.5 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $4.8 million decrease in operating lease liabilities, and a $1.7 million increase in prepaid expenses and other assets, partially offset by a $6.4 million increase in deferred revenue.
Net cash used in operating activities during the three months ended March 31, 2019 was $9.7 million, which resulted from a net loss of $17.1 million, adjusted for non-cash charges of $9.4 million and net cash outflow of $2.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.2 million for depreciation and amortization expense, $2.3 million for amortization of deferred contract acquisition costs, and $1.1 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $5.6 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $4.2 million increase in deferred contract acquisition costs due to increased sales commissions due to the addition of new customers, partially offset by a $7.4 million increase in deferred revenue, and a $0.5 million increase in accounts payable, accrued expenses, and other liabilities.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2020 of $8.8 million resulted primarily from the purchases of available-for-sale securities of $110.6 million, cash payments related to acquisition of S2 of $13.6 million, capital expenditures of $11.4 million, and the capitalization of internal-use software development costs of $4.9 million. These activities were partially offset by proceeds from maturities of available-for-sale securities of $131.6 million.
Net cash provided by investing activities during the three months ended March 31, 2019 of $15.2 million resulted primarily from proceeds from the sales and maturities of available-for-sale securities of $42.5 million. This was offset by the purchases of available-for-sale securities of $14.9 million, capital expenditures of $9.0 million, and the capitalization of internal-use software development costs of $3.4 million.
Financing Activities
Net cash used in financing activities of $4.7 million during the three months ended March 31, 2020 was primarily due to $7.1 million of payments of tax withholding on RSU settlements partially offset by $2.7 million of proceeds from the exercise of vested and unvested stock options.
Net cash provided by financing activities of $2.2 million during the three months ended March 31, 2019 was primarily due to $2.3 million of proceeds from the exercise of vested and unvested stock options, offset by $0.1 million of payments on the note payable related to the Installment Purchase Agreements (IPA) entered into in 2015.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2020:

	Payments Due by Period as of March 31, 2020
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$15,308	$2,478	$5,790	$2,012	$5,028
Bandwidth and other co-location related commitments(2)	24,483	11,872	11,198	1,400	13
Operating lease obligations(3)	66,830	14,129	30,970	11,426	10,305
Other commitments(4)	2,188	—	2,188	—	—
Total	$108,809	$28,479	$50,146	$14,838	$15,346

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2020 as we had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2020.
(3)Office space, equipment, and co-location agreements under non-cancelable operating leases, primarily due to our headquarters in San Francisco, California and for our offices in Austin, Texas; San Jose, California; London, United Kingdom; and Singapore. Total payments listed represent total minimum future lease payments.
(4)Indemnity holdback consideration associated with business combination.

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
In addition to the contractual obligations set forth above, as of March 31, 2020, we had $8.8 million recognized as long-term restricted cash on our condensed consolidated balance sheets which consisted of $6.6 million in letters of credit outstanding in favor of certain landlords for office space and $2.2 million in cash related to a payment obligation in connection with the acquisition of S2. The letters of credit renew annually and expire on various dates through 2028.
For additional discussion on our leases and other commitments, refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 8, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes to these policies for the three months ended March 31, 2020, except as described in Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of March 31, 2020, we had cash and cash equivalents of $109.1 million and available-for-sale securities of $478.8 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the three months ended March 31, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.

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
Risks Related to Our Business and Our Industry
The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will negatively impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the outbreak of COVID-19, we activated our business continuity plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a fully remote working environment, and canceling participation in various industry events.

The ongoing COVID-19 pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, the sales cycle for a new customer of our technology and services has lengthened and could lengthen further, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We also have experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights. The COVID-19 pandemic also presents challenges as our workforce is currently working remotely and assisting new and existing customers who are also generally working remotely.

Any of the negative impacts of the ongoing COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, could exacerbate many of the other risk factors discussed below in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. The full extent to which the COVID-19 pandemic will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
We have a history of net losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since we began operations and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $32.7 million and $17.1 million for the three months ended March 31, 2020 and 2019, respectively, and as of March 31, 2020, we had an accumulated deficit of $333.9 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $91.3 million and $61.7 million for the three months ended March 31, 2020 and 2019, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
•the perceived risk, commencement, or outcome of litigation; and
•deteriorating general economic conditions, including as a result of the ongoing COVID-19 pandemic.
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

Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our pay-as-you-go customers pay with a credit card on a monthly basis and can terminate their subscriptions at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into longer term agreements ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of an uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Due to our varied customer base and short average subscription periods, it is difficult to accurately predict our long-term customer retention rate. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our products, our prices and subscription plans, our customers’ budgetary restrictions (including reductions in spending as a result of the COVID-19 pandemic), mergers, acquisitions, joint ventures, and business partnerships and relationships involving our customers, the perception that competitive products provide better or less expensive options, negative public perception of us or our free and paying customers, and deteriorating general economic conditions.
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

Additionally, in the absence of malicious actions, our platform and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our platform and products. In addition, deployment of our platform and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our platform and products are insecure, underperforming, or unreliable. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. While the June 2019 route leak and July 2019 and April 2020 outages did not have a material impact on our results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future. We also provide frequent updates and fundamental enhancements to our platform and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our network may not be sufficient to ensure we detect any such defects in a timely manner. For example, in February 2017, a bug in our software code that processes computer information requests was identified. Instead of the requested data, in certain circumstances this bug, which became known as “Cloudbleed,” caused our servers to output data that was not requested. The erroneous data output by our system included, but was not limited to, a portion of our customers’ secure data. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs, or that we will accurately route or process all requests and traffic on our network. Given the trillions of Internet requests that route through our network on a monthly basis and the large array of Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications) we service, the impact of any such error, failure, vulnerability, or bug can be large in terms of absolute numbers of affected requests and customers.
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
Through our network, we provide a wide variety of products that enable our customers to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers represent more than 27 million Internet properties, many of which utilize our free plan. Our customers may use our platform and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently and, in the future, may be subject to lawsuits and/or liability arising from the conduct of our customers. Additionally, the conduct of our customers may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites. A number of these lawsuits involve copyright infringement claims, and courts in Italy and Germany recently disagreed with our position and directed us to take action by removing access to content of certain sites on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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

Although these and other similar legal provisions, such as the European Union (the EU) e-Commerce Directive, provide limited protections from liability for service providers like us, those protections may not be interpreted in a way that applies to us, may be amended in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. For example, in 2019, the EU recently approved a copyright directive that will impose additional obligations on online platforms and failure to comply could give rise to significant liability. And other recent laws in Germany (extremist content), Australia (violent content), and Singapore (online falsehoods), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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

As of March 31, 2020, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 200 cities in over 95 countries around the world. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Additionally, the demands placed on our global network by the COVID-19 pandemic may further strain our network, which could lead to service disruptions. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. Co-location facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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

Any interruption or delay in our customers’ or channel partners’ access to our platform and products will negatively impact our customers. Our customers depend on the continuous availability of our network for the delivery and use of our products, and our products are designed to operate without interruption, including up to 100% uptime guarantee for our Business and Enterprise plans. If all or a portion of our network were to fail, our customers and partners could lose access to the Internet until such disruption is resolved or they deploy disaster recovery options that allow them to bypass our network. The adverse effects of any network interruptions on our reputation and financial condition may be heightened due to the nature of our business and our customers’ expectation of continuous and uninterrupted Internet access and low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, network disruptions and other performance problems due to a variety of factors. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In addition, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products.
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
•our customers’ or channel partners’ improper deployment or configuration of our customers’ access to our platform and products;
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
In addition, in April 2020, we announced that we entered into a strategic agreement with JD Cloud & AI to offer a similarly integrated global network that includes JD Cloud & AI facilities in China. As those facilities and services are rolled out to our existing and potential future customers, we will likely encounter similar operational and political risks in connection with our relationship with JD Cloud & AI.
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 52% and 50% of our revenue from our international customers for the three months ended March 31, 2020 and 2019, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 200 cities in over 95 countries around the world as of March 31, 2020. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•political, economic, and social uncertainty, including the potential nationalization of key peering partners by foreign governments, potential terrorist activities, and the unknown impact of regional or global health crises, or epidemic or pandemic diseases, such as the ongoing COVID-19 pandemic;
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our platform. In January 2020, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.
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
If we do not effectively expand, train, and retain our sales force, we may be unable to add new contracted customers, or increase sales to our existing customers and our business would be adversely affected.
A majority of our revenue in the three months ended March 31, 2020 was from contracted customers that were acquired through our inside and field sales teams. We expect this trend will continue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our platform and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, new sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a result of our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 960 employees as of March 31, 2019 to 1,368 employees as of March 31, 2020. We also have offices around the world, including offices in Beijing and Munich that we opened during 2018 and offices in Sydney and Lisbon that we opened in 2019. In addition, we expanded our network into 2 new cities during the three months ended March 31, 2020. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
For example, the full impact of the ongoing COVID-19 pandemic is unknown at this time but could result in material adverse changes in our results of operations for an unknown period of time as the virus and its related political, social, and economic impacts spread.

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
A significant part of our business strategy is to focus on long-term growth. For example, we increased our operating expenses to $106.5 million from $64.5 million in the three months ended March 31, 2020 and 2019, respectively. In the three months ended March 31, 2020 and 2019, our net loss increased to $32.7 million from $17.1 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our platform and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
If we are not able to maintain our brand, our business and results of operations may be adversely affected.

We believe that maintaining our reputation as a provider of products with the highest levels of security, performance, and reliability is critical to our relationship with our existing customers and our ability to attract new customers. The successful promotion of our brand will depend on a number of factors, including the reliability of our network on which we provide our products and the record of security, performance, and reliability of our products; our marketing efforts; our ability to continue to develop high-quality features and products for our platform; and our ability to successfully differentiate our products from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue.
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
Our Enterprise plan agreements and our Business plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise plan subscriptions and our Business plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our platform and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, the June 2019 route leak, the July 2019 outage, and the April 2020 core co-location facility outage on our network triggered certain of these types of obligations. The impact of the June 2019 route leak and July 2019 and April 2020 outages did not have a material impact on our results of operations or financial condition; however, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
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

Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on products and solutions for network security, performance, and reliability. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our products. For example, the full impact of the ongoing COVID-19 pandemic is unknown at this time but has resulted in a material adverse impact on economic conditions in the United States and throughout the world, including significant increases in unemployment, reduced demand for products and services across a variety of industries, and other related harms. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products during an economic downturn. Weak economic conditions, including a reduction in spending on products and solutions for security, performance, and reliability, could reduce sales, lengthen sales cycles, increase churn, and lower demand for our products, any of which could adversely affect our business, results of operations, and financial condition.
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

Historically, the implementation period to start using our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan typically lasting less than one quarter, although one of the ongoing impacts of the COVID-19 pandemic has been a lengthening of our average customer sales cycle. As our business evolves, we are investing more resources into sales efforts directed to larger enterprises. These larger enterprises may undertake a significant evaluation and negotiation process, which could lengthen our sales cycle materially. The timing of sales to large customers can be more difficult to predict because of the length and unpredictability of the sales cycle for these customers. Our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our platform and products. Potential large customers often view the subscription to our products as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our platform and products prior to entering into or expanding a relationship with us.
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

We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a single source to purchase the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts were completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, the ongoing COVID-19 pandemic has resulted, and we expect will continue to result, in disruptions and delays for these components and the delivery and installation of such components at our co-location facilities. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
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

We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted a Data Protection Act that is designed to be consistent with the GDPR, it is unclear how data transfers to and from the United Kingdom will be regulated after Brexit. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border data transfer limitations and evolving privacy, security, or data protection requirements. In addition, the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. The California Attorney General is expected to issue regulations implementing the CCPA in the spring of 2020, and it remains unclear how significantly these regulations will impact covered companies’ CCPA compliance efforts already in place or underway. There is also an effort by a privately funded citizen group to further change the CCPA by introducing a new initiative to appear on the November 2020 California ballot called the California Privacy Rights and Enforcement Act. While the draft regulations have provided some insight into the impact the CCPA and its implementing regulations will have on our business and operations, we will need to closely monitor developments, including enforcement actions or private litigation under the CCPA, to determine if we will need to modify our data processing practices and policies, which may result in us incurring additional costs and expenses in an effort to comply.

We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is evolving rapidly, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act, and state laws relating to privacy and data security. There are also a number of proposed U.S. federal and state privacy and data protection bills under consideration in Congress and state legislatures across the country. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. In addition, a number of companies in our industry hold a large number of patents and also protect their copyright, trade secret, and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to intellectual property, our business practices, and our products. For example, we are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites, and these lawsuits include copyright infringement claims. We may also be subject to governmental and other regulatory investigations from time to time. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of March 31, 2020, we had over 125 issued patents and over 80 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including Baidu with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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

Further, the Tax Act imposed limitations on the use of certain net operating losses; however, the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic, temporarily removes such limitations for years 2018 through 2020. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Future regulatory guidance under the CARES Act (as well as under the Tax Cuts and JOBS Act) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which may adversely impact our business.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 8, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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

The occurrence of any catastrophic event, including an earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, epidemic or pandemic diseases (such as the ongoing COVID-19 pandemic), cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the U.S. Pacific Northwest, both regions known for seismic activity, and we also have a second core co-location facility in Luxembourg. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
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

Part of our business strategy is to make acquisitions of other companies, products, and technologies. For example, in January 2020, we acquired S2 Systems Corporation, a company that has developed browser isolation technology. We have limited experience in making acquisitions. We also may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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

We rely on assumptions and estimates to calculate certain of our key business metrics, such as dollar-based net retention rate. We regularly review and may adjust our processes for calculating our key business metrics to improve their accuracy. For example, we recently announced a change in how we will calculate our key business metrics starting during 2020 so that they will be based on revenue instead of billings. For a discussion of the reasons for such change, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures and Key Business Metrics.” Our key business metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our key business metrics to be accurate representations of our business, or if we discover material inaccuracies in our key business metrics, our reputation, business, results of operations, and financial condition would be harmed.
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
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including due to the impact of the ongoing COVID-19 pandemic.
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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 90.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws further provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
In September 2019, we closed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233296), which was declared effective by the SEC on September 12, 2019. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

Items 3, 4, and 5 are not applicable and have been omitted.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: May 8, 2020	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2020	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)