Form 10-Q
period 2020-06-30
Cloudflare, Inc.
filed 2020-08-10
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 4, 2020, 192,731,407 shares of the registrant's Class A common stock were outstanding and 112,994,701 shares of the registrant's Class B common stock were outstanding.

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
•our ability to service the interest on our convertible senior notes and repay such notes, to the extent required;
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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$313,983	$138,976
Available-for-sale securities	755,108	497,972
Accounts receivable, net	43,646	33,867
Contract assets	2,224	2,063
Prepaid expenses and other current assets	17,163	16,994
Total current assets	1,132,124	689,872
Property and equipment, net	114,549	101,466
Goodwill	17,167	4,083
Acquired intangible assets, net	4,200	31
Operating lease right-of-use assets	46,150	—
Deferred contract acquisition costs, noncurrent	33,880	25,184
Restricted cash	8,847	6,660
Other noncurrent assets	7,138	3,528
Total assets	$1,364,055	$830,824
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,278	$11,463
Accrued expenses and other current liabilities	32,076	28,314
Operating lease liabilities	17,239	—
Liability for early exercise of unvested stock options	10,735	13,263
Deferred revenue	43,419	30,843
Total current liabilities	120,747	83,883
Convertible senior notes, net	365,949	—
Build-to-suit lease financing obligation	—	10,506
Operating lease liabilities, noncurrent	30,869	—
Deferred revenue, noncurrent	1,599	804
Other noncurrent liabilities	9,273	9,803
Total liabilities	528,437	104,996
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of June 30, 2020 and December 31, 2019; 184,900 and 87,072 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	184	87
Class B common stock; $0.001 par value; 315,000 shares authorized as of June 30, 2020 and December 31, 2019; 120,524 and 213,101 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	116	207
Additional paid-in capital	1,194,125	1,027,179
Accumulated deficit	(360,031)	(301,706)
Accumulated other comprehensive income	1,224	61
Total stockholders’ equity	835,618	725,828
Total liabilities and stockholders’ equity	$1,364,055	$830,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$99,721	$67,424	$190,971	$129,151
Cost of revenue	24,164	14,832	44,985	29,192
Gross profit	75,557	52,592	145,986	99,959
Operating expenses:
Sales and marketing	51,376	35,836	98,341	66,653
Research and development	28,131	18,868	61,485	36,517
General and administrative	20,754	17,659	46,935	33,707
Total operating expenses	100,261	72,363	206,761	136,877
Loss from operations	(24,704)	(19,771)	(60,775)	(36,918)
Non-operating income (expense):
Interest income	1,857	830	4,426	1,743
Interest expense	(5,007)	(290)	(5,074)	(563)
Other income (expense), net	(219)	(86)	266	(379)
Total non-operating income (expense), net	(3,369)	454	(382)	801
Loss before income taxes	(28,073)	(19,317)	(61,157)	(36,117)
Provision for (benefit from) income taxes	(1,938)	389	(2,276)	703
Net loss	$(26,135)	$(19,706)	$(58,881)	$(36,820)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.23)	$(0.20)	$(0.43)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	299,321	85,683	297,392	85,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(26,135)	$(19,706)	$(58,881)	$(36,820)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(183)	51	1,163	123
Other comprehensive income (loss)	(183)	51	1,163	123
Comprehensive loss	$(26,318)	$(19,655)	$(57,718)	$(36,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended June 30, 2020
	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	—	$—	154,622	$154	148,735	$143	$1,038,544	$(333,896)	$1,407	$706,352
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	717	—	—	717
Issuance of common stock upon exercise of stock options	—	—	—	—	1,079	1	1,659	—	—	1,660
Repurchases of unvested common stock	—	—	(8)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	21	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	1	1,287	—	—	1,288
Issuance of common stock related to settlement of RSUs	—	—	50	—	522	1	—	—	—	1
Tax withholding on RSU settlement	—	—	—	—	(5)	—	(193)	—	—	(193)
Conversion of Class B to Class A common stock	—	—	29,828	30	(29,828)	(30)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	200,812	—	—	200,812
Purchases of capped calls related to convertible senior notes	—	—	—	—	—	—	(67,333)	—	—	(67,333)
Common stock issued under employee stock purchase plan	—	—	421	—	—	—	5,447	—	—	5,447
Tax withholding on common stock issued under employee stock purchase plan	—	—	(13)	—	—	—	(376)	—	—	(376)
Stock-based compensation	—	—	—	—	—	—	13,561	—	—	13,561
Net loss	—	—	—	—	—	—	—	(26,135)	—	(26,135)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(183)	(183)
Balance as of June 30, 2020	—	$—	184,900	$184	120,524	$116	$1,194,125	$(360,031)	$1,224	$835,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended June 30, 2019
	Redeemable convertible preferred stock		Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	165,658	$331,521	92,293	$85	$84,668	$(212,992)	$15	$(128,224)
Issuance of common stock upon exercise of stock options	—	—	235	1	385	—	—	386
Repurchases of unvested common stock	—	—	(31)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	189	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	942	—	—	942
Stock-based compensation	—	—	—	—	1,116	—	—	1,116
Net loss	—	—	—	—	—	(19,706)	—	(19,706)
Other comprehensive income (loss)	—	—	—	—	—	—	51	51
Balance as of June 30, 2019	165,658	$331,521	92,686	$86	$87,111	$(232,698)	$66	$(145,435)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Six Months Ended June 30, 2020
	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	87,072	$87	213,101	$207	$1,027,179	$(301,706)	$61	$725,828
Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	—	—	—	556	—	556
Issuance of common stock in connection with acquisition	—	—	107	—	—	—	1,821	—	—	1,821
Issuance of unvested restricted stock in connection with acquisition	—	—	841	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	2,582	2	4,333	—	—	4,335
Repurchases of unvested common stock	—	—	(37)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	36	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	2	2,509	—	—	2,511
Issuance of common stock related to settlement of RSUs	—	—	82	—	1,645	2	(1)	—	—	1
Tax withholding on RSU settlement	—	—	(11)	—	(402)	—	(7,308)	—	—	(7,308)
Conversion of Class B to Class A common stock	—	—	96,438	97	(96,438)	(97)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	200,812	—	—	200,812
Purchases of capped calls related to convertible senior notes	—	—	—	—	—	—	(67,333)	—	—	(67,333)
Common stock issued under employee stock purchase plan	—	—	421	—	—	—	5,447	—	—	5,447
Tax withholding on common stock issued under employee stock purchase plan	—	—	(13)	—	—	—	(376)	—	—	(376)
Stock-based compensation	—	—	—	—	—	—	27,042	—	—	27,042
Net loss	—	—	—	—	—	—	—	(58,881)	—	(58,881)
Other comprehensive income	—	—	—	—	—	—	—	—	1,163	1,163
Balance as of June 30, 2020	—	$—	184,900	$184	120,524	$116	$1,194,125	$(360,031)	$1,224	$835,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Six Months Ended June 30, 2019
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	165,658	$331,521	91,542	$85	$82,345	$(195,878)	$(57)	$(113,505)
Issuance of common stock in connection with acquisition	—	—	7	—	18	—	—	18
Issuance of common stock upon exercise of stock options	—	—	581	1	1,066	—	—	1,067
Repurchases of unvested common stock	—	—	(40)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	596	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	1,438	—	—	1,438
Stock-based compensation	—	—	—	—	2,244	—	—	2,244
Net loss	—	—	—	—	—	(36,820)	—	(36,820)
Other comprehensive income (loss)	—	—	—	—	—	—	123	123
Balance as of June 30, 2019	165,658	$331,521	92,686	$86	$87,111	$(232,698)	$66	$(145,435)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(58,881)	$(36,820)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	22,113	13,160
Non-cash operating lease costs	9,332	—
Amortization of deferred contract acquisition costs	7,462	4,904
Stock-based compensation expense	25,346	2,101
Net accretion of discounts and amortization of premiums on available-for-sale securities	(367)	(852)
Amortization of debt discount and issuance costs	4,303	—
Deferred income taxes	(2,621)	—
Provision for bad debt	2,493	451
Change in fair value of redeemable convertible preferred stock warrant liability	—	327
Other	(95)	9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,272)	(5,222)
Contract assets	(161)	(153)
Deferred contract acquisition costs	(16,158)	(8,446)
Prepaid expenses and other current assets	(171)	(314)
Other noncurrent assets	(894)	(1,373)
Accounts payable	4,333	4,887
Accrued expenses and other current liabilities	4,179	920
Operating lease liabilities	(10,205)	—
Deferred revenue	13,371	10,727
Other noncurrent liabilities	(1,396)	3,137
Net cash used in operating activities	(10,289)	(12,557)
Cash Flows From Investing Activities
Purchases of property and equipment	(30,605)	(18,990)
Capitalized internal-use software	(9,863)	(7,471)
Cash paid for acquisitions, net of cash acquired	(13,691)	—
Purchases of available-for-sale securities	(579,437)	(45,143)
Sales of available-for-sale securities	—	1,978
Maturities of available-for-sale securities	323,832	97,448
Other investing activities	223	25
Net cash provided by (used in) investing activities	(309,541)	27,847
Cash Flows From Financing Activities
Gross proceeds from issuance of convertible senior notes	575,000	—
Purchases of capped calls related to convertible senior notes	(67,333)	—
Cash paid for issuance costs on convertible senior notes	(12,520)	—
Proceeds from the exercise of stock options	4,335	1,067
Proceeds from the early exercise of stock options	80	2,174
Repurchases of unvested common stock	(101)	(88)
Payments on note payable	(200)	(182)
Proceeds from the issuance of common stock for employee stock purchase plan	5,447	—
Proceeds from build-to-suit lease financing obligation drawdown	—	47
Payments of deferred offering costs	—	(969)
Payment of tax withholding obligation on RSU settlement	(7,308)	—
Payment of tax withholding obligation on common stock issued under employee stock purchase plan	(376)	—
Net cash provided by financing activities	497,024	2,049
Net increase (decrease) in cash, cash equivalents, and restricted cash	177,194	17,339
Cash, cash equivalents, and restricted cash, beginning of period	145,636	31,426
Cash, cash equivalents, and restricted cash, end of period	$322,830	$48,765
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$34	$289
Cash paid for income taxes, net of refunds	$30	$916
Cash paid for operating lease liabilities	$9,944	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$1,632	$143
Accounts payable and accrued expenses related to property and equipment additions	$4,651	$2,229
Vesting of early exercised stock options	$2,511	$1,438
Deferred offering costs, accrued but not paid	$—	$1,958
Indemnity holdback consideration associated with business combinations	$2,188	$—
Issuance of common stock related to an acquisition	$1,821	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,607	$—
Derecognition of build-to-suit lease	$9,886	$—

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
Basis of Presentation and Principles of Consolidation
The accompanying interim condensed consolidated financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP) and applicable regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting, and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.
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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of June 30, 2020, its results of operations for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that management believes to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of August 10, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
Convertible Senior Notes
The Company accounts for its 0.75% Convertible Senior Notes due May 2025 (the Notes) as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, is calculated by deducting the fair value of the liability component from the total principal of the convertible notes. The excess of the principal amount of the liability component over its book value (debt discount) is amortized to interest expense over the term of the Notes. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. For public business entities, it is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2020, and interim periods beginning after December 15, 2021. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The Company adopted ASU 2018-15 effective January 1, 2020, noting no material impact on the Company’s condensed consolidated financial statements.
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

Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and six months ended June 30, 2020 and 2019.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global cloud platform:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$48,478	49%	$33,227	49%	$92,693	49%	$63,966	50%
Europe, Middle East, and Africa	25,912	26%	15,997	24%	49,018	26%	30,623	24%
Asia Pacific	18,589	19%	13,610	20%	36,193	19%	25,789	20%
Other	6,742	6%	4,590	7%	13,067	6%	8,773	6%
Total	$99,721	100%	$67,424	100%	$190,971	100%	$129,151	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$10,153	10%	$5,663	8%	$19,312	10%	$11,859	9%
Direct customers	89,568	90%	61,761	92%	171,659	90%	117,292	91%
Total	$99,721	100%	$67,424	100%	$190,971	100%	$129,151	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended June 30, 2020 and 2019, the Company recognized revenue of $26.8 million and $13.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$28,171	$17,846	$25,184	$15,940
Capitalization of contract acquisition costs	9,672	4,221	16,158	8,446
Amortization of deferred contract acquisition costs	(3,963)	(2,585)	(7,462)	(4,904)
Ending balance	$33,880	$19,482	$33,880	$19,482
Remaining Performance Obligations
As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $274.0 million. As of June 30, 2020, the Company expected to recognize 82% of its remaining performance obligations as revenue over the next 12 months and 18% of its remaining performance obligations as revenue over the next three years.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash, or available-for-sale securities as of June 30, 2020 and December 31, 2019.

(in thousands)					Reported as:
June 30, 2020	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Long- term Restricted Cash
Cash	$17,036	$—	$—	$17,036	$14,849	$—	$2,187
Level I:
Money market funds	251,805	—	—	251,805	245,145	—	6,660
Level II:
Corporate bonds	137,047	404	(13)	137,438	—	137,438	—
U.S. treasury securities	495,473	905	(16)	496,362	—	496,362	—
U.S. government agency securities	50,866	26	(6)	50,886	—	50,886	—
Commercial paper	124,410	1	—	124,411	53,989	70,422	—
Subtotal	807,796	1,336	(35)	809,097	53,989	755,108	—
Total assets measured at fair value on a recurring basis	$1,076,637	$1,336	$(35)	$1,077,938	$313,983	$755,108	$8,847

(in thousands)					Reported as:
December 31, 2019	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Long-term Restricted Cash
Cash	$24,631	$—	$—	$24,631	$24,631	$—	$—
Level I:
Money market funds	32,856	—	—	32,856	26,196	—	6,660
Level II:
Corporate bonds	84,054	22	(30)	84,046	—	84,046	—
U.S. treasury securities	311,083	151	(23)	311,211	—	311,211	—
U.S. government agency securities	95,380	17	—	95,397	22,549	72,848	—
Commercial paper	95,467	—	—	95,467	65,600	29,867	—
Subtotal	585,984	190	(53)	586,121	88,149	497,972	—
Total assets measured at fair value on a recurring basis	$643,471	$190	$(53)	$643,608	$138,976	$497,972	$6,660
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2020 and December 31, 2019. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $677.2 million and $450.2 million as of June 30, 2020 and December 31, 2019, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $76.6 million and $47.7 million as of June 30, 2020 and December 31, 2019, respectively.
As of June 30, 2020, net unrealized gains on investments were $1.2 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2019, net unrealized gains on investments were $0.1 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of June 30, 2020, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA+.
The Company carries the Notes issued in May 2020 at face value less the unamortized discount and issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2020, the fair value of the Notes was $677.3 million. The fair value of the Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. Prior to the IPO, the Company's only Level III financial instruments were its redeemable convertible preferred stock warrants. Upon the completion of the IPO, the warrant to purchase shares of Series B redeemable convertible preferred stock was converted into a warrant to purchase shares of Class B common stock. As a result, the warrant liability was remeasured and reclassified to additional paid-in capital within stockholders' equity (deficit). For further details, refer to Note 9 to these condensed consolidated financial statements. There were no material financial instruments classified as Level III of the fair value hierarchy as of June 30, 2020 and December 31, 2019.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of June 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $1.6 million and $0.5 million, respectively. Bad debt expense for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.2 million, respectively and $2.5 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, write-off of uncollectible accounts receivable was $0.9 million and $0.1 million, respectively, and $1.4 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Prepaid expenses	$10,163	$10,913
Deposits	3,342	2,773
Other	3,658	3,308
Total prepaid expenses and other current assets	$17,163	$16,994

Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Property and equipment:
Servers—network infrastructure	$102,183	$84,979
Buildings	—	13,035
Construction in progress	15,706	8,692
Capitalized internal-use software	42,666	31,171
Office and computer equipment	17,886	13,528
Office furniture	6,478	6,124
Software	1,331	1,025
Leasehold improvements	11,628	9,870
Asset retirement obligation	429	231
Gross property and equipment	198,307	168,655
Less accumulated depreciation and amortization	(83,758)	(67,189)
Total property and equipment, net	$114,549	$101,466
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
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2020 and 2019 was $10.8 million and $7.0 million, respectively, and $20.7 million and $13.1 million for the six months ended June 30, 2020 and 2019, respectively. This includes amortization expense for capitalized internal-use software which totaled $2.8 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively, and $5.3 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively.
Goodwill
As of June 30, 2020 and December 31, 2019, the Company's goodwill was $17.2 million and $4.1 million, respectively. During the six months ended June 30, 2020, the Company recorded $13.1 million of goodwill in connection with the acquisition of S2 Systems Corporation (S2). For further detail on the acquisition, refer to Note 14 to these condensed consolidated financial statements. No goodwill impairments were recorded during the six months ended June 30, 2020 and 2019.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$1,400	$4,200
Total acquired intangible assets, net	$5,600	$1,400	$4,200

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$250	$219	$31
Total acquired intangible assets, net	$250	$219	$31
During the six months ended June 30, 2020, the Company recorded $5.6 million of developed technology in connection with the acquisition of S2. For further details on the acquisition, refer to Note 14 to these condensed consolidated financial statements.
Amortization of acquired intangible assets for the three months ended June 30, 2020 and 2019 was $0.7 million and zero, respectively, and $1.4 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2020 (remaining six months)	$1,400
2021	2,800
Total	$4,200
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Accrued compensation and benefits	$20,242	$14,970
Accrued expenses	3,904	5,331
Customer refunds and credits	1,670	3,328
Accrued co-location and bandwidth	2,831	2,696
Other	3,429	1,989
Total accrued expenses and other current liabilities	$32,076	$28,314
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)
Accrued taxes	$5,325	$4,862
Deferred rent	—	2,342
Other	3,948	2,599
Total other noncurrent liabilities	$9,273	$9,803
In connection with the adoption of ASC 842, the Company derecognized the deferred rent as of January 1, 2020. For further details on the adoption of ASC 842, refer to Note 2 to these condensed consolidated financial statements.

Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 4.5 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 4.6 years. All of the Company's leases are classified as operating leases.
The Company also subleases one of its leased office spaces. The sublease has a remaining lease term of 0.9 years. Sublease income, which is recorded as a reduction of rent expense was $0.7 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,

	2020
	(in thousands)
Operating lease cost	$4,789	$9,332
Sublease income	(710)	(1,417)
Total lease cost	$4,079	$7,915
Variable lease cost and short-term lease cost for the three and six months ended June 30, 2020 were not material.
As of June 30, 2020, the Company had $20.2 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between July 2020 and October 2024 and have an average lease term of 3.3 years.
As of June 30, 2020, the weighted-average remaining term of the Company’s operating leases was 3.1 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.3%.

Maturities of the operating lease liabilities as of June 30, 2020 are as follows:

June 30, 2020
(in thousands)
2020 (remaining six months)	$8,985
2021	17,742
2022	13,131
2023	6,944
2024	3,662
Thereafter	2
Total lease payments	$50,466
Less: Imputed interest	$(2,358)
Total operating lease liabilities	$48,108
Prior to the Company's adoption of ASC 842, future minimum operating lease payments as of December 31, 2019 were as follows:

December 31, 2019
(in thousands)
2020	$18,618
2021	16,942
2022	12,423
2023	6,410
2024	4,474
Thereafter	10,304
Total lease payments	$69,171
The amounts above include the build-to-suit lease.
Prior to the Company's adoption of ASC 842, the Company recognized rent expense on a straight-line basis over the lease period. The difference between the rent paid and the straight-line rent was recorded as deferred rent, which was included in accrued expenses and other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. Rent expense was $2.7 million and $5.3 million for the three and six months ended June 30, 2019, respectively.
Note 7. Debt
Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of the Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the Notes. The total net proceeds from the issuance of the Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million.
The Notes are senior unsecured obligations of the Company and will mature on May 15, 2025, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated May 15, 2020 (the Indenture). Interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020, at a rate of 0.75% per year.
The Notes are convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events. The Notes may be converted at any time on or after February 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the Notes may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2025 only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day;
•if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events.

In addition, if the Notes are converted prior to the maturity date following certain specified corporate events or because the Company issues a notice of redemption, the Company will increase the conversion rate for such Notes converted in connection with such a corporate event or during the related redemption period, as the case may be, in certain circumstances.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's Class A common stock, or a combination of cash and shares of the Company's Class A common stock, at the Company's election. It is the Company’s current intent to settle the principal amount of Notes with cash.
The Company may not redeem the Notes prior to May 20, 2023. The Company may redeem for cash all or any portion of the Notes, at its option, on or after May 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
If the Company undergoes a fundamental change (as defined in the Indenture), holders of the Notes may require the Company to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by using an effective interest rate of 10.0%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option and recorded in additional paid-in capital was $205.3 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount represents a debt discount that is amortized to interest expense using the effective interest rate method over the contractual term of the Notes.
In accounting for the issuance costs related to the Notes, the Company allocated the total amount incurred to the liability and equity components based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $8.0 million (presented as a reduction to the carrying amount of debt) and are being amortized to interest expense over the contractual term of the Notes. The issuance costs attributable to the equity component were $4.5 million and are netted against the equity component in additional paid-in capital.
The net carrying amount of the liability component of the Notes was as follows:

June 30, 2020
(in thousands)
Principal	$575,000
Unamortized debt discount	(201,193)
Unamortized debt issuance costs	(7,858)
Carrying amount of the liability component, net	$365,949

The net carrying amount of the equity component of the Notes was as follows:

June 30, 2020
(in thousands)
Proceeds allocated to the conversion option (debt discount)	$205,290
Less: allocated issuance costs	(4,478)
Carrying amount of the equity component, net	$200,812

As of June 30, 2020, the if-converted value of the Notes did not exceed the outstanding principal amount, and the remaining life of the Notes was approximately 59 months.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Coupon interest expense	$551	$—	$551	$—
Amortization of debt discount	$4,097	$—	$4,097	$—
Amortization of debt issuance costs	$206	$—	$206	$—
Total	$4,854	$—	$4,854	$—

Capped Call Transactions
In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions with certain financial institution counterparties (the Capped Calls). The Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls each have an initial cap price of approximately $57.58 per share, subject to certain adjustments. The Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025.
The Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Note 8. Commitments and Contingencies
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global cloud platform. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $12.5 million and $8.8 million for the three months ended June 30, 2020 and 2019, respectively and $23.1 million and $17.1 million for the six months ended June 30, 2020 and 2019, respectively. Refer to the table below for long-term bandwidth and other co-location related commitments under non-cancelable contracts with various networks and Internet service providers as of June 30, 2020. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2020 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of June 30, 2020.

	Payments Due by Period as of June 30, 2020
	Total	2020 (remaining six months)	2021	2022	2023	2024	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$16,242	$2,695	$3,798	$2,689	$1,291	$741	$5,028
Bandwidth and other co-location related commitments(2)	31,689	8,673	11,718	5,229	3,383	1,385	1,301
Other commitments(3)	2,188	—	2,188	—	—	—	—
Total	$50,119	$11,368	$17,704	$7,918	$4,674	$2,126	$6,329
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2020 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2020.
(3)Indemnity holdback consideration associated with the S2 acquisition. See Note 14.
Legal Matters
From time to time the Company is a party to various legal proceedings that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against the Company in the form of letters and other communications. Management currently believes that there is no pending or threatened legal proceeding to which the Company is a party that is likely to have a material adverse effect on the Company’s condensed consolidated financial statements. However, the results of legal proceedings are inherently unpredictable and if an unfavorable ruling were to occur in any of the legal proceedings there exists the possibility of a material adverse effect on the Company’s financial position, results of operations, and cash flows. The Company accrues for legal proceedings that it considers probable and for which the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Legal costs incurred and expected to be incurred related to litigation matters are expensed as incurred.
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
Although the Company takes precautions to prevent its platform and associated products from being accessed or used in violation of such laws, the Company may have inadvertently allowed its platform and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanctions laws, including by users in embargoed or sanctioned countries, and the Company may have exported or allowed the download of certain software prior to making required filings with the U.S. Department of Commerce’s Bureau of Industry and Security. As a result, the Company has submitted to OFAC and to the Bureau of Industry and Security a voluntary self-disclosure concerning potential violations, and the Company has submitted a voluntary self-disclosure to the Census Bureau regarding potential violations of the Foreign Trade Regulations related to some incorrect electronic export information statements to the U.S. government for certain hardware exports, which were authorized. The voluntary self-disclosure to the Census Bureau was completed with no penalties in November 2019, and the voluntary self-disclosure to the Bureau of Industry and Security was completed with no penalties in June 2020. The voluntary self-disclosure to OFAC remains under review. If the Company is found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for the Company and for the individuals working for the Company. The Company may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise. No loss has been recognized in the condensed consolidated financial statements for this loss contingency as it is not probable a loss has been incurred and the range of a possible loss is not yet estimable.
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
Note 9. Preferred Stock
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
During the three and six months ended June 30, 2019, the Company recorded a loss of $0.2 million and $0.3 million, respectively, related to the change in fair value of the redeemable convertible preferred stock warrants.
Note 10. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of June 30, 2020 and December 31, 2019, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 184,900,249 and 87,071,783 shares of Class A common stock issued and outstanding as of June 30, 2020 and December 31,

2019, respectively. The number of shares of Class B common stock issued and outstanding was 120,523,936 and 213,101,364, as of June 30, 2020 and December 31, 2019, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of June 30, 2020 and December 31, 2019, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	June 30, 2020	December 31, 2019

	(in thousands)
Convertible senior notes	19,972	—
Stock options issued and outstanding	20,085	21,191
Remaining shares available for issuance under the 2019 Plan	26,289	29,048
Outstanding and unsettled restricted stock units (RSUs)	7,158	7,175
Shares available for issuance under the ESPP	5,449	5,870
Total shares of common stock reserved	78,953	63,284

Note 11. Stock-based Compensation
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
In 2019, the Company's Board of Directors adopted and stockholders approved the 2019 Plan, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 for the IPO. The 2019 Plan provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, performance stock units, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. Except as otherwise indicated below, the maximum number of shares of Class A common stock that may be issued under the 2019 Plan will not exceed 66,661,953 shares of the Company's Class A common stock, which is the sum of (1) 29,335,000 new shares, plus (2) an additional number of shares of Class A common stock not to exceed 37,326,953, consisting of the total number of shares of Class A or Class B common stock subject to outstanding awards granted under the 2010 Plan that, on or after the 2019 Plan became effective, are canceled, expire, or otherwise terminate prior to exercise or settlement; are repurchased by the Company because of the failure to vest; or are forfeited, tendered to, or withheld by the Company (or not issued) to satisfy a tax withholding obligation or the payment of an exercise price, if any, as such shares become available from time to time. Stock-based awards under the 2019 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2019 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2029, in an amount equal to the least of (i) 29,335,000 shares, (ii) 5% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) a lesser number of shares determined by the compensation committee of the Company's Board of Directors prior to the applicable January 1. As of June 30, 2020, 1,700,000 stock options to purchase shares of Class A common stock and 3,099,658 shares of Class A common stock underlying RSUs have been granted under the 2019 Plan, and the number of shares of Class A common stock available for issuance under the 2019 Plan was 26,289,059.
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
The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the six months ended June 30, 2020:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2019	21,191	$2.30	7.4	$312,720
Options granted	1,700	$17.93
Options exercised	(2,618)	$1.69		$54,791
Options canceled/forfeited/expired	(188)	$2.56
Balances as of June 30, 2020	20,085	$3.70	7.4	$647,698
Vested and expected to vest as of June 30, 2020	20,085	$3.70	7.4	$647,698
Exercisable as of June 30, 2020	18,386	$2.39	7.2	$617,064
The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Six months ended June 30,
	2020	2019
Expected term (in years)	6.0	6.2
Expected volatility	40.3%	40.3%
Risk-free interest rate	0.7%	2.3%
Dividend yield	—	—
The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 and 2019 was $9.32 and $4.10 per share, respectively.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 13,089,561 and 15,477,903 options that were unvested as of June 30, 2020 and December 31, 2019, respectively.

The total grant date fair value for vested options in the six months ended June 30, 2020 and 2019 was $3.7 million and $2.2 million, respectively.
As of June 30, 2020 and December 31, 2019, there was $26.3 million and $15.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 3.0 years and 2.7 years, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase any unvested shares within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise). As of June 30, 2020 and December 31, 2019, the Company had $10.7 million and $13.3 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 4,825,368 and 5,945,083, respectively.
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
In connection with the acquisition of S2, the Company issued 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the six months ended June 30, 2020 and 2019, was $1.8 million and zero, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the six months ended June 30, 2020 and 2019 was $2.8 million and zero, respectively. As of June 30, 2020 and 2019, the total unrecognized stock-based compensation expense related to unvested restricted stock was $11.6 million and zero, respectively. For further details on the S2 acquisition, refer to Note 14 to these condensed consolidated financial statements.
Restricted stock and RSU activity for the six months ended June 30, 2020 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2019	6,508	$11.08
Granted - RSUs	1,987	$20.61
Granted - Restricted stock	841	$17.06
Vested - RSUs	(1,068)	$10.17
Forfeited	(278)	$11.35
Unvested as of June 30, 2020	7,990	$13.04
Vested and not yet released	9	$9.07
Outstanding as of June 30, 2020	7,999	$13.04

The total grant date fair value for vested RSUs for the six months ended June 30, 2020 and 2019 was $10.9 million and zero, respectively. The total stock-based compensation expense for RSUs for the three months ended June 30, 2020 and 2019 was $8.7 million and zero, respectively, and for the six months ended June 30, 2020 and 2019 was $17.5 million and zero, respectively. As of June 30, 2020 and December 31, 2019, the total unrecognized stock-based compensation expense related to RSUs was $73.4 million and $53.1 million, respectively, that is expected to be recognized over a weighted-average period of 3.0 years and 2.5 years, respectively.
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
The initial offering period began on September 13, 2019 and ended on May 15, 2020, with a purchase date of May 15, 2020. In addition, a second offering period began on November 15, 2019 and also ended on May 15, 2020, with a purchase date of May 15, 2020. The subsequent offering period began on May 15, 2020 and will end on November 13, 2020. The ESPP generally provides for six-month offering periods beginning on the first day of trading on or after November 15 and May 15 of each year and terminating on the last trading day on or before May 15 and November 15, approximately six months later, with identical purchase periods. Current employees cannot sell the shares of Class A common stock purchased under the ESPP until the day after the one-year anniversary of the purchase date of such shares, except for the withholding or sale of shares by the Company to meet any applicable tax withholding obligations. No employee may purchase (i) during each purchase period more than 1,500 shares of Class A common stock and (ii) shares under the ESPP at a rate in excess of $25,000 worth of the Company's Class A common stock based on the fair market value per share of the Company's Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding.
As of June 30, 2020, 421,300 shares of Class A common stock have been purchased under the ESPP. As of June 30, 2020 and December 31, 2019, the total unrecognized stock-based compensation expense related to the ESPP was $1.7 million and $1.0 million, respectively, that is each expected to be recognized over a weighted average period of 0.4 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Six months ended June 30,
	2020	2019
Expected term (in years)	0.6	N/A
Risk-free interest rate	1.2%	N/A
Expected volatility	45.8%	N/A
Dividend yield	—	N/A

Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$280	$34	$547	$66
Sales and marketing	3,608	275	6,771	554
Research and development	5,374	406	11,464	823
General and administrative	3,187	329	6,564	658
Total stock-based compensation expense	$12,449	$1,044	$25,346	$2,101

Note 12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
	Class A	Class B	Common	Class A	Class B	Common

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(14,773)	$(11,362)	$(19,706)	$(26,404)	$(32,477)	$(36,820)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	169,194	130,127	85,683	133,359	164,033	85,382
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.09)	$(0.23)	$(0.20)	$(0.20)	$(0.43)
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

	June 30,
	2020	2019

	(in thousands)
Convertible senior notes	15,363	—
Redeemable convertible preferred stock	—	165,658
Redeemable convertible preferred stock warrants	—	177
Shares subject to repurchase	4,825	6,685
Unexercised stock options	20,085	23,558
Unvested restricted stock and RSUs	7,990	4,149
Shares issuable pursuant to the ESPP	228	—
Total	48,491	200,227

Note 13. Income Taxes
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
The Company recorded an income tax benefit of $1.9 million and an income tax provision of $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and an income tax benefit of $2.3 million and an income tax provision of $0.7 million for the six months ended June 30, 2020 and 2019, respectively. The income tax benefit in the three and six months ended June 30, 2020 was primarily driven by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
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
Note 14. Business Combinations
In January 2020, the Company acquired all of the outstanding shares of S2, a company based in Kirkland, Washington that has developed browser isolation technology, for a total purchase consideration of $17.7 million. The Company expects to incorporate S2's technology into the Company's Cloudflare Gateway product. The total purchase consideration included (i) acquisition-date cash payments of $13.7 million, net of $0.1 million of cash acquired, (ii) $1.8 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $2.2 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of S2, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Concurrent with the closing of the acquisition, the Company made a cash payment of $6.9 million to repay S2’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $5.7 million was recognized as compensation expense on the acquisition date and $1.4 million and $2.8 million were recorded as additional compensation expense during the three and six months ended June 30, 2020, respectively. The remaining compensation amount of $11.8 million is being recognized over a future weighted-average period of 2.7 years subject to the recipients’ continued service with the Company.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2020.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Prepaid expenses and other current assets	$6
Developed technology	5,600
Goodwill	13,084
Total assets acquired	18,690
Accrued expenses and other current liabilities	(208)
Other noncurrent liabilities	(782)
Total purchase price	$17,700
A note payable of $0.2 million, included in accrued expenses and other current liabilities in the table above, assumed on the acquisition date, was paid off during the six months ended June 30, 2020.
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of S2's technology with the Company's technology. A purchase accounting adjustment of $0.8 million to revise purchase consideration and goodwill was made during the six months ended June 30, 2020.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	June 30, 2020	December 31, 2019

	(in thousands)
United States	$70,930	$59,688
Rest of the world	43,619	41,778
Total property and equipment, net	$114,549	$101,466
No single country other than the United States accounted for more than 10% of total property and equipment, net as of June 30, 2020 and December 31, 2019.

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

•Contracted Customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan (and which we previously referred to as enterprise customers), have contracts that range from one to three years and are typically billed on a monthly basis. Our contracted customer sales cycle typically lasts less than one quarter, although our average customer sales cycle has lengthened since the COVID-19 pandemic began. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and a smaller portion based on usage.
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
◦International reach. Our global network, with a presence in more than 200 cities in over 100 countries, has helped to foster our strong international growth. International markets represented more than 50% of our revenue in the three months ended June 30, 2020 and 2019, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict, so the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The duration and severity of the economic downturn from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.

To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.

•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally, we activated our business continuity plan and transitioned our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. Our goal has been to ensure that our employees feel safe and secure, while having the flexibility and resources necessary to perform their jobs effectively. These efforts have included providing additional equipment to employees for working remotely and providing various benefits to promote our employees’ physical and mental well-being. We believe our employees have been able to remain productive during the COVID-19 pandemic and that our operations have not been materially impacted by our employees primarily working on a remote basis, but the continuation of the pandemic will place strains on our employees. As the progression of the pandemic continues, we will continue to monitor and follow guidance from authorities and health officials in the locations where we operate and modify our working environments around the world appropriately, including allowing some of our employees to work from our offices located in jurisdictions that permit returns to offices and where we believe such a return to office can occur safely. To the extent current or future measures we implement result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition, and operating results could be materially and adversely affected.

We are continuing our efforts to increase our workforce to support the ongoing growth in our business, which currently is occurring through a virtual hiring and onboarding process. Depending on the length and severity of the COVID-19 pandemic and its effect on our business, however, we may experience difficulties in continuing to expand our workforce or we may determine to slow our hiring. Any delays in expanding our workforce may result in key positions remaining unfilled, which could negatively impact our business, financial condition, or operating results.

•Our Network. The change in everyday behavior caused by the COVID-19 pandemic during the six months ended June 30, 2020 has resulted in an increased reliance on the Internet, increased Internet traffic, and a geographic migration of Internet traffic from office-focused areas (like city centers and business parks) to more residential areas (like suburbs and outlying towns). We believe that traffic on the Internet, and on our network that we use to provide our products to our customers around the world, will remain elevated while the isolation mandates across the globe remain in place or where significantly greater numbers of workers continue to work remotely than was the case prior to the pandemic. Nevertheless, there is uncertainty about the impact on Internet traffic levels and location when the isolation mandates are lifted and when more workers begin to return to working in office environments instead of remotely.

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

•Our Customers. The COVID-19 pandemic and the measures taken by governments around the world to contain the spread of COVID-19 are materially and adversely impacting many of our current and potential customers, and this impact could negatively impact our business and operations, results of operations, financial condition, and cash flows. During the six months ended June 30, 2020, we experienced an increase in the sales cycle for our products with many customers and in the proportion of our pipeline of prospective future customers that was lost, as well as an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights than was the case prior to the pandemic. We also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and they could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. While we have sought to ameliorate these negative sales impacts through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment, there can be no assurance that these efforts will be successful.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Gross profit	$75,557	$52,592	$145,986	$99,959
Gross margin	76%	78%	76%	77%
Loss from operations	$(24,704)	$(19,771)	$(60,775)	$(36,918)
Non-GAAP loss from operations	$(9,487)	$(18,695)	$(23,880)	$(34,754)
Operating margin	(25)%	(29)%	(32)%	(29)%
Non-GAAP operating margin	(10)%	(28)%	(13)%	(27)%
Net cash provided by (used in) operating activities	$3,987	$(2,867)	$(10,289)	$(12,557)
Net cash provided by (used in) investing activities	$(300,769)	$12,638	$(309,541)	$27,847
Net cash provided by (used in) financing activities	$501,702	$(199)	$497,024	$2,049
Free cash flow	$(20,154)	$(16,895)	$(50,757)	$(39,018)
Net cash provided by (used in) operating activities (as a percentage of revenue)	4%	(4)%	(5)%	(10)%
Free cash flow margin	(20)%	(25)%	(27)%	(30)%
Paying customers	96,178	77,626	96,178	77,626
Paying customers (> $100,000 Annualized Revenue)	637	387	637	387
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Loss from operations	$(24,704)	$(19,771)	$(60,775)	$(36,918)
Add:
Stock-based compensation expense and related employer payroll taxes	14,568	1,044	29,185	2,101
Amortization of acquired intangible assets	700	32	1,431	63
Acquisition-related and other expenses	(51)	—	6,279	—
Non-GAAP loss from operations	$(9,487)	$(18,695)	$(23,880)	$(34,754)
Operating margin	(25)%	(29)%	(32)%	(29)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(10)%	(28)%	(13)%	(27)%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net cash provided by (used in) operating activities	$3,987	$(2,867)	$(10,289)	$(12,557)
Less: Purchases of property and equipment	(19,200)	(9,954)	(30,605)	(18,990)
Less: Capitalized internal-use software	(4,941)	(4,074)	(9,863)	(7,471)
Free cash flow	$(20,154)	$(16,895)	$(50,757)	$(39,018)
Net cash provided by (used in) investing activities	$(300,769)	$12,638	$(309,541)	$27,847
Net cash provided by (used in) financing activities	$501,702	$(199)	$497,024	$2,049
Net cash provided by (used in) operating activities (as a percentage of revenue)	4%	(4)%	(5)%	(10)%
Less: Purchases of property and equipment (as a percentage of revenue)	(19)%	(15)%	(17)%	(15)%
Less: Capitalized internal-use software (as a percentage of revenue)	(5)%	(6)%	(5)%	(5)%
Free cash flow margin	(20)%	(25)%	(27)%	(30)%
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
Beginning with the quarter ended March 31, 2020, we have transitioned the method for calculating our key business metrics from a billings-based methodology to a revenue-based methodology. We believe the change in methodology to GAAP-based metrics provides improved disclosures for our investors by better aligning our key business metrics with GAAP and our financial statements and will provide a better representation of these important components of our operating model and business performance as we continue to grow our business.
Paying Customers
We believe our ability to grow the number of paying customers on our platform provides a key indicator of growth of our business and our future business opportunities. We define a paying customer as a person or entity who has generated revenue during the quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 96,178 and 77,626 as of June 30, 2020 and June 30, 2019, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $600 of revenue in the quarter, that customer would account for $2,400 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 637 and 387 as of June 30, 2020 and June 30, 2019, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global cloud platform.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our platform. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a period, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended June 30, 2020 and June 30, 2019 were 115% and 122%, respectively.
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of the discount and debt issuance costs on our $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due May 2025 (the Notes) which were issued in May 2020. Previously, interest expense consisted primarily of interest related to our built-to-suit lease financing obligation and interest on our notes payable.
Other Income (Expense), Net
Other income (expense), net consists primarily of gain on sale of property and equipment and foreign currency transaction gains and losses. The three and six months ended June 30, 2019 also included expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Revenue	$99,721	$67,424	$190,971	$129,151
Cost of revenue(1)	24,164	14,832	44,985	29,192
Gross profit	75,557	52,592	145,986	99,959
Operating expenses:
Sales and marketing(1)	51,376	35,836	98,341	66,653
Research and development(1)	28,131	18,868	61,485	36,517
General and administrative(1)	20,754	17,659	46,935	33,707
Total operating expenses	100,261	72,363	206,761	136,877
Loss from operations	(24,704)	(19,771)	(60,775)	(36,918)
Non-operating income (expense):
Interest income	1,857	830	4,426	1,743
Interest expense	(5,007)	(290)	(5,074)	(563)
Other income (expense), net	(219)	(86)	266	(379)
Total non-operating income (expense), net	(3,369)	454	(382)	801
Loss before income taxes	(28,073)	(19,317)	(61,157)	(36,117)
Provision for (benefit from) income taxes	(1,938)	389	(2,276)	703
Net loss	$(26,135)	$(19,706)	$(58,881)	$(36,820)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenue	$280	$34	$547	$66
Sales and marketing	3,608	275	6,771	554
Research and development	5,374	406	11,464	823
General and administrative	3,187	329	6,564	658
Total stock-based compensation expense	$12,449	$1,044	$25,346	$2,101

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	24	22	24	23
Gross margin	76	78	76	77
Operating expenses:
Sales and marketing	52	53	51	52
Research and development	28	28	32	28
General and administrative	21	26	25	26
Total operating expenses	101	107	108	106
Loss from operations	(25)	(29)	(32)	(29)
Non-operating income (expense):
Interest income	2	1	2	1
Interest expense	(5)	—	(2)	—
Other income (expense), net	—	—	—	—
Total non-operating income, net	(3)	1	—	1
Loss before income taxes	(28)	(28)	(32)	(28)
Provision for (benefit from) income taxes	(2)	1	(1)	1
Net loss	(26)%	(29)%	(31)%	(29)%
Comparison of Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Revenue	$99,721	$67,424	$32,297	48%	$190,971	$129,151	$61,820	48%
Revenue increased by $32.3 million, or 48%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 24% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 115% for the three months ended June 30, 2020.
Revenue increased by $61.8 million, or 48%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 24% as of June 30, 2020 compared to the prior period ended June 30, 2019, as well as the expansion within our existing paying customers, as reflected by our dollar-based net retention rate of 115% for the three months ended June 30, 2020.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Cost of revenue	$24,164	$14,832	$9,332	63%	$44,985	$29,192	$15,793	54%
Gross margin	76%	78%			76%	77%

Cost of revenue increased by $9.3 million, or 63%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in the cost of revenue was primarily due to an increase of $3.8 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, an increase of $2.2 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $1.3 million related to the amortization of capitalized internal-use software costs and $0.7 million related to the amortization of acquired developed technology, an increase of $0.9 million in employee-related costs due to a 38% increase in headcount in our customer support and technical operations organizations, and an increase of $0.4 million in third-party technology services.
Cost of revenue increased by $15.8 million, or 54%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in the cost of revenue was primarily due to an increase of $6.2 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, an increase of $3.8 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $2.5 million related to the amortization of capitalized internal-use software costs and $1.4 million related to the amortization of acquired developed technology, and an increase of $1.9 million in employee-related costs due to a 38% increase in headcount in our customer support and technical operations organizations.
Gross margin did not significantly fluctuate during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$51,376	$35,836	$15,540	43%	$98,341	$66,653	$31,688	48%
Sales and marketing expenses increased by $15.5 million, or 43%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily driven by $13.0 million in increased employee-related costs due to a 53% increase in headcount in our sales and marketing organization from June 30, 2019 to June 30, 2020, including an increase of $3.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $1.4 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $1.3 million in co-location and bandwidth expenses for free customers, increased expenses of $1.0 million related to allocated overhead costs and increased third-party technology services, partially offset by a decrease of $1.5 million in travel-related costs due to the COVID-19 pandemic.
Sales and marketing expenses increased by $31.7 million, or 48%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily driven by $24.6 million in increased employee-related costs due to a 53% increase in headcount in our sales and marketing organization from June 30, 2019 to June 30, 2020, including an increase of $6.2 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $2.9 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, increased expenses of $2.5 million related to allocated overhead costs and increased third-party technology services, and an increase of $2.3 million in co-location and bandwidth expenses for free customers, partially offset by a decrease of $1.1 million in travel-related costs due to the COVID-19 pandemic.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Research and development	$28,131	$18,868	$9,263	49%	$61,485	$36,517	$24,968	68%
Research and development expenses increased by $9.3 million, or 49%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily driven by $12.2 million in increased employee-related costs due to a 31% increase in headcount in our research and development organization from June 30, 2019 to June 30, 2020, including an increase of $6.0 million in stock-based compensation expense. The increases were partially offset by decreased expenses of $2.2 million as a result of increased capitalized internal-use software development costs and a decrease of $0.7 million in travel-related costs due to the COVID-19 pandemic.
Research and development expenses increased by $25.0 million, or 68%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily driven by $29.6 million in increased employee-related costs due to a 31% increase in headcount in our research and development organization from June 30, 2019 to June 30, 2020, including an increase of $12.1 million in stock-based compensation expense and an increase of $5.7 million due to compensation-related payments to former S2 employees in connection with the acquisition. The remainder of the increase was primarily due to $0.6 million of increased allocated overhead costs. These increases were partially offset by decreased expenses of $4.3 million as a result of increased capitalized internal-use software development costs and $0.8 million of decreased travel-related costs due to the COVID-19 pandemic.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
General and administrative	$20,754	$17,659	$3,095	18%	$46,935	$33,707	$13,228	39%
General and administrative expenses increased by $3.1 million, or 18%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily driven by $5.7 million in increased employee-related costs due to a 48% increase in headcount in our general and administrative organization from June 30, 2019 to June 30, 2020, including an increase of $2.9 million in stock-based compensation expense, and $1.8 million of increased expenses for insurance, fees, and taxes. The remainder of the increase was primarily due to $0.6 million of increased depreciation expense and third-party technology services costs. These increases were partially offset by $4.0 million of decreased professional fees for third-party accounting, consulting, and legal services and $0.6 million of decreased allocated overhead costs.
General and administrative expenses increased by $13.2 million, or 39%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily driven by $11.9 million in increased employee-related costs due to a 48% increase in headcount in our general and administrative organization from June 30, 2019 to June 30, 2020, including an increase of $5.9 million in stock-based compensation expense, $4.4 million of increased expenses for insurance, fees, and taxes, and an increase of $2.0 million in bad debt expense primarily due to impacts related to COVID-19. The remainder of the increase was primarily due to $1.6 million of increased depreciation expense and third-party technology services costs. These increases were partially offset by $5.0 million of decreased professional fees for third-party accounting, consulting, and legal services and $2.2 million of decreased allocated overhead costs.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Interest income	$1,857	$830	$1,027	124%	$4,426	$1,743	$2,683	154%
Interest income increased by $1.0 million and $2.7 million, or 124% and 154%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The increases were primarily driven by a higher invested balance in cash and cash equivalents and available-for-sale securities.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Interest expense	$(5,007)	$(290)	$(4,717)	1627%	$(5,074)	$(563)	$(4,511)	801%
Interest expense increased by $4.7 million and $4.5 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The increases were primarily driven by the contractual interest expense and amortization of the discount and debt issuance costs on our Notes, which were issued in May 2020.
Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Other income (expense), net	$(219)	$(86)	$(133)	155%	$266	$(379)	$645	*
______________
* Not meaningful
Other income (expense), net decreased by $0.1 million, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily driven by higher expense of $0.2 million as a result of fluctuations in foreign currency transaction gains and losses, $0.1 million loss on sale of property and equipment, offset by $0.3 million of Jobs Support Scheme funding received from the Singapore government in connection with its COVID-19 impact relief efforts.
Other income (expense), net increased by $0.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily driven by $0.3 million of Jobs Support Scheme funding received from the Singapore government in connection with its COVID-19 impact relief efforts and $0.4 million benefit from a tax credit in the United Kingdom.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$(1,938)	$389	$(2,327)	*	$(2,276)	$703	$(2,979)	*
_______________
* Not meaningful

The provision for (benefit from) income taxes decreased by $2.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease was primarily driven by excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
The provision for (benefit from) income taxes decreased by $3.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily driven by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global cloud platform. In September 2019, we completed our IPO in which we issued and sold 40,250,000 shares of Class A common stock at a price per share to the public of $15.00. We received net proceeds of $565.0 million from sales of our shares in the IPO, net of underwriters' discounts and commissions, after deducting offering costs of $5.5 million. In May 2020, we issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due May 2025 (the Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total net proceeds, after deducting initial purchaser discounts and debt issuance costs, of $562.5 million.
As of June 30, 2020, we had cash and cash equivalents of $314.0 million, including $4.2 million held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash and cash equivalents primarily consist of cash, highly liquid money market funds, and commercial paper. We also had available-for-sale securities of $755.1 million consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. As of June 30, 2020, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA+. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $360.0 million as of June 30, 2020 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(10,289)	$(12,557)
Net cash provided by (used in) investing activities	$(309,541)	$27,847
Net cash provided by financing activities	$497,024	$2,049
Operating Activities
Net cash used in operating activities during the six months ended June 30, 2020 was $10.3 million, which resulted from a net loss of $58.9 million, adjusted for non-cash charges of $68.0 million and net cash outflow of $19.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $25.3 million for stock-based compensation expense, $22.1 million for depreciation and amortization expense, $9.3 million for non-cash operating lease costs, $7.5 million for amortization of deferred contract acquisition costs, and $4.3 million for amortization of debt discount and issuance costs related to the Notes. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $16.2 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $12.3 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $10.2 million decrease in operating lease liabilities, a $1.4 million decrease in other noncurrent liabilities, and a $1.1 million increase in prepaid expenses and other assets, partially offset by a $13.4 million increase in deferred revenue, a $4.3 million increase in accounts payable, and $4.2 million increase in accrued expenses and other current liabilities.
Net cash used in operating activities during the six months ended June 30, 2019 was $12.6 million, which resulted from a net loss of $36.8 million, adjusted for non-cash charges of $20.1 million and net cash inflow of $4.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $13.2 million for depreciation and amortization expense, $4.9 million for amortization of deferred contract acquisition costs, and $2.1 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $10.7 million increase in deferred revenue, and an $8.9 million increase in accounts payable, accrued expenses, and other liabilities, partially offset by an $8.4 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $5.2 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $1.7 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2020 of $309.5 million resulted primarily from the purchases of available-for-sale securities of $579.4 million, capital expenditures of $30.6 million, cash payments related to acquisition of S2 of $13.7 million, and the capitalization of internal-use software development costs of $9.9 million. These activities were partially offset by proceeds from maturities of available-for-sale securities of $323.8 million.
Net cash provided by investing activities during the six months ended June 30, 2019 of $27.8 million resulted primarily from proceeds from the sales and maturities of available-for-sale securities of $99.4 million. This was offset by the purchases of available-for-sale securities of $45.1 million, capital expenditures of $19.0 million, and the capitalization of internal-use software development costs of $7.5 million.
Financing Activities
Net cash provided by financing activities of $497.0 million during the six months ended June 30, 2020 was primarily due to $575.0 million gross proceeds from issuance of the Notes, $5.4 million proceeds from issuance of common stock for employee stock purchase plan, $4.4 million of proceeds from the exercise of vested and unvested stock options, partially offset by $67.3 million cash paid for the purchase of the capped calls related to the Notes, $12.5 million cash paid for issuance costs on the Notes, $7.3 million payment of tax withholding on RSU settlements, and $0.4 million of payments of tax withholding on common stock issued under employee stock purchase plan.

Net cash provided by financing activities of $2.0 million during the six months ended June 30, 2019 was primarily due to $3.2 million of proceeds from the exercise of vested and unvested stock options, offset by $1.0 million of payments of deferred offering costs and $0.2 million of payments on the note payable related to the Installment Purchase Agreements (IPA) entered into in 2015.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2020:

	Payments Due by Period as of June 30, 2020
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$16,242	$2,695	$6,487	$2,032	$5,028
Bandwidth and other co-location related commitments(2)	31,689	8,673	16,947	4,768	1,301
Operating lease obligations(3)	70,727	9,227	34,436	14,836	12,228
0.75% Convertible Senior Notes Due May 2025	575,000	—	—	575,000	—
Interest obligations(4)	21,011	2,156	8,625	8,625	1,605
Other commitments(5)	2,188	—	2,188	—	—
Total	$716,857	$22,751	$68,683	$605,261	$20,162

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2020 as we had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2020.
(3)Office space, equipment, and co-location agreements under non-cancelable operating leases, primarily due to our headquarters in San Francisco, California and for our offices in Austin, Texas; San Jose, California; London, United Kingdom; and Singapore. Total payments listed represent total minimum future lease payments.
(4)Represents aggregate interest obligations for our outstanding convertible senior notes that are payable in cash, excluding non-cash amortization of debt issuance costs. For further details on our debt, refer to Note 7 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(5)Indemnity holdback consideration associated with the S2 acquisition. For further details on the S2 acquisition, refer to Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition to the contractual obligations set forth above, as of June 30, 2020, we had $8.8 million recognized as long-term restricted cash on our condensed consolidated balance sheets which consisted of $6.6 million in letters of credit outstanding in favor of certain landlords for office space and $2.2 million in cash related to a payment obligation in connection with the acquisition of S2. The letters of credit renew annually and expire on various dates through 2028.
For further details on our leases and other commitments, refer to Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 10, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes to these policies for the six months ended June 30, 2020, except as described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act Accounting Election
We meet the definition of an emerging growth company under the JOBS Act, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. Based on our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2020, we expect that we will become a "large accelerated filer" and lose emerging growth status beginning with our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Interest Rate Risk
As of June 30, 2020, we had cash and cash equivalents of $314.0 million and available-for-sale securities of $755.1 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In May 2020, we issued $575.0 million in aggregate principal amount of the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes have a fixed annual interest rate; therefore, we do not have economic interest rate exposure on the Notes. We carry the Notes at face value less the unamortized debt discount and issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates.
We do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the six months ended June 30, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
Future litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, see "Risk Factors - Activities of our paying and free customers or the content of their websites and other Internet properties could subject us to liability" and "We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters that, if resolved adversely, could have a material impact on our business, results of operations, or financial condition" and Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The ongoing COVID-19 pandemic, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, the sales cycle for a new customer of our technology and services has lengthened since the beginning of the pandemic and could lengthen further, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We also have experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights. The COVID-19 pandemic also presents challenges as substantially all of our workforce is currently working remotely and assisting new and existing customers who are also generally working remotely.
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
We have incurred net losses in all periods since we began operations and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $26.1 million and $19.7 million for the three months ended June 30, 2020 and 2019, respectively, and $58.9 million and $36.8 million for the six months ended June 30, 2020 and 2019, respectively, and as of June 30, 2020, we had an accumulated deficit of $360.0 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $99.7 million and $67.4 million for the three months ended June 30, 2020 and 2019, respectively, and $191.0 million and $129.2 million for the six months ended June 30, 2020 and 2019, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our platform and products may be disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. We also face the possibility of security threats from other sources, such as employee or contractor errors, or malfeasance. For example, hostile third parties, including nation-states, may seek to bribe, extort, or otherwise manipulate our employees or contractors to compromise our platform and products. While we have implemented security measures internally and have integrated security measures into our platform and products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches, mitigate all security breaches, or protect against all attacks or incidents. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of malicious code on, unauthorized access to, or other security breach with respect to, this equipment could potentially impact all of our products running on this equipment. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, and the proprietary and other confidential data contained on our platform or otherwise stored or processed in our operations, and ultimately on our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during the ongoing COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
Additionally, in the absence of malicious actions, our platform and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our platform and products. In addition, deployment of our platform and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our platform and products are insecure, underperforming, or unreliable. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In July 2020, we experienced a configuration error in our backbone network that caused an outage for Internet properties and our products in certain areas lasting approximately 30 minutes. While the June 2019 route leak and the July 2019 and April 2020 outages did not have, and we do not expect that the July 2020 outage will have, a material impact on our results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future. We also provide frequent updates and fundamental enhancements to our platform and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our network may not be sufficient to ensure we detect any such defects in a timely manner. For example, in February 2017, a bug in our software code that processes computer information requests was identified. Instead of the requested data, in certain circumstances this bug, which became known as “Cloudbleed,” caused our servers to output data that was not requested. The erroneous data output by our system included, but was not limited to, a portion of our customers’ secure data. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs, or that we will accurately route or process all requests and traffic on our network. Given the trillions of Internet requests that route through our network on a monthly basis and the large array of Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications) we service, the impact of any such error, failure, vulnerability, or bug can be large in terms of absolute numbers of affected requests and customers.
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
Through our network, we provide a wide variety of products that enable our customers to exchange information, conduct business, and engage in various online activities both domestically and internationally. As of June 30, 2020, our customers represent approximately 26 million Internet properties, many of which utilize our free plan. Our customers may use our platform and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently and, in the future, may be subject to lawsuits and/or liability arising from the conduct of our customers. Additionally, the conduct of our customers may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites. A number of these lawsuits involve copyright infringement claims, and courts in Italy and Germany recently disagreed with our position and directed us to take action by removing access to content of certain sites on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many lawmakers in the United States, as well as the President of the United States, have called for a re-examination of CDA section 230, and the EU is considering a new Digital Services Act that may update or replace the eCommerce directive. In addition, in 2019, the EU approved a copyright directive that will impose additional obligations on online platforms and failure to comply could give rise to significant liability. Other laws in Germany (extremist content), Australia (violent content), and Singapore (online falsehoods), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
If our global network that delivers our products or the core co-location facilities we use to operate our network are damaged, interfered with, or otherwise fail to meet the requirements of our business or local regulations, our ability to provide access to our platform and products to our customers and maintain the performance of our network could be negatively impacted, which could cause our business, results of operations and financial condition to suffer.
As of June 30, 2020, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 200 cities in over 100 countries around the world. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Additionally, the demands placed on our global network by the COVID-19 pandemic may further strain our network, which could lead to service disruptions. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products.
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
Any interruption or delay in our customers’ or channel partners’ access to our platform and products will negatively impact our customers. Our customers depend on the continuous availability of our network for the delivery and use of our products, and our products are designed to operate without interruption, including up to 100% uptime guarantee for our Business and Enterprise plans. If all or a portion of our network were to fail, our customers and partners could lose access to the Internet until such disruption is resolved or they deploy disaster recovery options that allow them to bypass our network. The adverse effects of any network interruptions on our reputation and financial condition may be heightened due to the nature of our business and our customers’ expectation of continuous and uninterrupted Internet access and low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, network disruptions and other performance problems due to a variety of factors. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In addition, in July 2020, we experienced a configuration error in our backbone network that caused an outage for Internet properties and our products in certain areas lasting approximately 30 minutes.
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
If our commercial relationships with Baidu and JD Cloud & AI were terminated, identifying an alternative solution in China could be difficult, time-consuming, and expensive. Even if an alternative solution is identified, we cannot be certain that the economic terms or performance of any such alternative arrangement will be comparable to our existing relationships with Baidu and JD Cloud & AI, which could materially negatively impact our financial results and customer satisfaction with such alternative arrangement. A lack of network presence in China would represent a significant loss of utility to many of our customers and could materially harm our business.
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 51% and 50% of our revenue from our international customers for the six months ended June 30, 2020 and 2019, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 200 cities in over 100 countries around the world as of June 30, 2020. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•heightened security risks associated with our co-location facilities in high-risk countries and the software code and systems access shared with our service providers located in such countries, including in the Hong Kong region as a result of the National Security Law passed in June 2020;
•greater risks associated with third-party contractors that we use to install and maintain our hardware in co-location facilities in foreign countries and the limited background checks and screening that we can perform on such service providers;
•regulations related to privacy, data protection, security requirements, data localization, or content restriction that could pose risks to our intellectual property, increase the cost of doing business in a country, subject us to greater risks of claims and enforcement actions by regulators or others, subject us to burdensome requirements, or create other disadvantages to our business;
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
In 2019, we learned that we may have failed to comply with certain U.S. export-related filing and reporting requirements and may have submitted incorrect information to the U.S. government in connection with certain hardware exports. Upon learning of these potential violations and associated export control requirements, we promptly initiated a voluntary internal review and are taking remedial measures to prevent similar export control anomalies from occurring in the future. In May 2019, we submitted an initial voluntary self-disclosure to the Bureau of Industry and Security regarding potential violations of EAR and a voluntary self-disclosure to the Census Bureau regarding potential violations of the Foreign Trade Regulations. In July 2019, we filed the full and complete voluntary self-disclosures. The voluntary self-disclosure to the Census Bureau was completed with no penalties in November 2019. The voluntary self-disclosure to the Bureau of Industry and Security was completed with no penalties in June 2020.
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in

July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our platform. In January and July 2020, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.
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
A majority of our revenue in the six months ended June 30, 2020 was from contracted customers that were acquired through our inside and field sales teams. We expect this trend will continue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our platform and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, new sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a result of our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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

We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 1,069 employees as of June 30, 2019 to 1,535 employees as of June 30, 2020. We also have offices around the world, including offices in Beijing and Munich that we opened during 2018 and offices in Sydney and Lisbon that we opened in 2019. In 2020, we have opened an office in Tokyo. In addition, we expanded our network into 4 new cities during the three months ended June 30, 2020. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
A significant part of our business strategy is to focus on long-term growth. For example, we increased our operating expenses to $100.3 million from $72.4 million in the three months ended June 30, 2020 and 2019, respectively, and increased our operating expenses to $206.8 million from $136.9 million in the six months ended June 30, 2020 and 2019, respectively. In the three months ended June 30, 2020 and 2019 our net loss increased to $26.1 million from $19.7 million, respectively, and in the six months ended June 30, 2020 and 2019, our net loss increased to $58.9 million from $36.8 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our platform and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.

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
Our Enterprise plan agreements and our Business plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise plan subscriptions and our Business plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our platform and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, the June 2019 route leak and July 2019, April 2020, and July 2020 outages triggered certain of these types of obligations. The impact of the June 2019 route leak and the July 2019 and April 2020 outages did not have, and we do not expect the July 2020 outage will have, a material impact on our results of operations or financial condition; however, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
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
Historically, the implementation period to start using our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan typically lasting less than one quarter, although one of the ongoing impacts of the COVID-19 pandemic has been a lengthening of our average customer sales cycle since the pandemic began. As our business evolves, we are investing more resources into sales efforts directed to larger enterprises. These larger enterprises may undertake a significant evaluation and negotiation process, which could lengthen our sales cycle materially. The timing of sales to large customers can be more difficult to predict because of the length and unpredictability of the sales cycle for these customers. Our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our platform and products. Potential large customers often view the subscription to our products as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our platform and products prior to entering into or expanding a relationship with us.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield. The GDPR requires that certain mechanisms must be in place in order for the personal data of EU residents to be transferred to the United States for processing. The U.S.-EU Privacy Shield was one such mechanism. The CJEU’s decision also called into question the validity of the EU Standard Contractual Clauses (SCCs) — the other widely used mechanism for transferring data to the United States — due to concerns that the U.S. government’s laws and practices surrounding access to personal data transferred to the United States fall short of EU legal privacy requirements. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Union to the United States. The invalidation of the U.S.-EU Privacy Shield and the additional concerns raised about the SCCs will require us to identify different transfer mechanisms and/or change how we currently use SCCs in order to lawfully transfer certain personal data from the European Union to the United States. This could result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted a Data Protection Act that is designed to be consistent with the GDPR, it is unclear how data transfers to and from the United Kingdom will be regulated after Brexit. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border data transfer limitations and evolving privacy, security, or data protection requirements. In addition, the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020 and accompanying regulations were issued by the California Office of the Attorney General in June 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. There is also an effort by a privately funded citizen group to further change the CCPA by introducing a new initiative to appear on the November 2020 California ballot called the California Privacy Rights and Enforcement Act (CPRA). If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. While recently issued CCPA regulations have provided some insight into the impact the CCPA will have on our business and operations, we will need to closely monitor developments, including enforcement actions or private litigation under the CCPA as well as the possible adoption of the CPRA, to determine if we will need to modify our data processing practices and policies, which may result in us incurring additional costs and expenses in an effort to comply.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of June 30, 2020, we had over 130 issued patents and over 75 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including Baidu with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, property, and goods and services taxes, in both the United States and various foreign jurisdictions. Our domestic and international tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Additionally, the amount of income taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we file and to changes in tax laws. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. From time to time, we may be subject to income and non-income tax audits. While we believe we have complied with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes, including with respect to intercompany transfer pricing and the collection of sales and use tax, value-added tax, and goods and services tax. Should we be assessed with additional taxes, there could be a material adverse effect on our business, results of operations, and financial condition.
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
Further, the Tax Act imposed limitations on the use of certain net operating losses; however, the CARES Act, which was enacted in March 2020 in response to the COVID-19 pandemic, temporarily removes such limitations for years 2018 through 2020. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Future regulatory guidance under the CARES Act (as well as under the Tax Cuts and JOBS Act) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Our net operating loss carryforwards may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of net operating losses for taxable years 2020, 2021, and 2022 for many taxpayers. Net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which may adversely impact our business.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 10, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
We rely on assumptions and estimates to calculate certain of our key business metrics, such as dollar-based net retention rate. We regularly review and may adjust our processes for calculating our key business metrics to improve their accuracy. For example, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, we announced a change in how we will calculate our key business metrics starting during 2020 so that they will be based on revenue instead of billings. For a discussion of the reasons for such change, refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures and Key Business Metrics.” Our key business metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our key business metrics to be accurate representations of our business, or if we discover material inaccuracies in our key business metrics, our reputation, business, results of operations, and financial condition would be harmed.
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
•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
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
•investments we may make in equity that is, or may become, publicly held, and volatility we may experience due to changes in the market prices of such equity investments;

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 89.6% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to include most newly public companies utilizing dual or multi-class capital structures in their indices. Affected indices include the Russell 1000,

Russell 2000, and Russell 3000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which S&P indices together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure in some cases may make us ineligible for inclusion in some or all of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices may not invest in our stock if we are not included. It is unclear what effect, if any, these policies have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.
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
We have broad discretion over the use of the net proceeds from our IPO and the issuance of Notes, and we may not use them effectively.
We cannot specify with any certainty the particular uses of the net proceeds that we received from our IPO or the issuance of the Notes, and our management has broad discretion in the application of the net proceeds. The failure by our management to apply these proceeds effectively could adversely affect our business, results of operations, and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and exemptions from complying with new or revised financial accounting standards until private companies are required to comply with the new or revised accounting standards. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years following the IPO. We cannot predict if investors will find our Class A common stock less attractive to the extent that we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile. Based on our aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2020, we expect that we will become a “large accelerated filer” and lose emerging growth company status beginning with our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Risks Related to our Outstanding Convertible Senior Notes
Servicing our future debt, including our convertible senior notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

In May 2020, we issued $575.0 million in aggregate principal amount of 0.75% Convertible Senior Notes due May 2025 (the Notes). The Notes are senior unsecured obligations of the Company and will mature on May 15, 2025, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated May 15, 2020 (the Indenture). The interest rate is fixed at 0.75% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;

•limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Notes or to repurchase the Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Notes or to repurchase the Notes.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change (which is defined in the Indenture for the Notes to include events such as a change of control) repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by such Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Any failure by us to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof, in each case, when required to do so pursuant to the terms of the Indenture could harm our business, results of operations, and financial condition.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. The Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Notes. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any conversion, repurchase, or redemption of the Notes, to the extent we exercise the relevant election under the capped call transactions). This activity could also cause a decrease and/or increased volatility in the market price of our Class A common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Financial Accounting Standards Board (FASB) Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheets and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the discount recorded, will be accreted up to the principal amount of the Notes, as applicable, from the issuance date until maturity, which results in non-cash charges to interest expense in our consolidated statements of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock, and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.
We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in July 2019, the FASB published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Application of the “if-converted” method may reduce our reported diluted earnings per share. We cannot be sure that this exposure draft will be issued or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
4.3	Indenture, dated as of May 15, 2020, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	8-K	001-39039	4.1	May 15, 2020
4.4	Form of 0.75% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.3).	8-K	001-39039	4.2	May 15, 2020
10.1	Form of Capped Call Transaction Confirmation.	8-K	001-39039	10.1	May 15, 2020
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: August 10, 2020	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2020	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)