Form 10-Q
period 2020-09-30
Cloudflare, Inc.
filed 2020-11-10
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 3, 2020, 233,914,041 shares of the registrant's Class A common stock were outstanding and 73,386,945 shares of the registrant's Class B common stock were outstanding.

	PART I. FINANCIAL INFORMATION	Page

Item 1	Financial Statements (unaudited)	6
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	6
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	7
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019	8
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine months ended September 30, 2020 and 2019	9
	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2020 and 2019	13
	Notes to Condensed Consolidated Financial Statements	14
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3	Quantitative and Qualitative Disclosures about Market Risk	56
Item 4	Controls and Procedures	57

	PART II. OTHER INFORMATION

Item 1	Legal Proceedings	59
Item 1A	Risk Factors	59
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	102
Item 6	Exhibits	103
	Signatures	105

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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$111,959	$138,976
Available-for-sale securities	939,338	497,972
Accounts receivable, net	48,783	33,867
Contract assets	2,086	2,063
Restricted cash short-term	2,187	—
Prepaid expenses and other current assets	23,026	16,994
Total current assets	1,127,379	689,872
Property and equipment, net	122,423	101,466
Goodwill	17,167	4,083
Acquired intangible assets, net	3,500	31
Operating lease right-of-use assets	45,106	—
Deferred contract acquisition costs, noncurrent	37,714	25,184
Restricted cash	6,660	6,660
Other noncurrent assets	11,276	3,528
Total assets	$1,371,225	$830,824
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,995	$11,463
Accrued expenses and other current liabilities	38,630	28,314
Operating lease liabilities	17,265	—
Liability for early exercise of unvested stock options	9,679	13,263
Deferred revenue	48,435	30,843
Total current liabilities	131,004	83,883
Convertible senior notes, net	374,511	—
Build-to-suit lease financing obligation	—	10,506
Operating lease liabilities, noncurrent	29,675	—
Deferred revenue, noncurrent	1,637	804
Other noncurrent liabilities	7,951	9,803
Total liabilities	544,778	104,996
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of September 30, 2020 and December 31, 2019; 233,509 and 87,072 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	233	87
Class B common stock; $0.001 par value; 315,000 shares authorized as of September 30, 2020 and December 31, 2019; 73,520 and 213,101 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	69	207
Additional paid-in capital	1,212,074	1,027,179
Accumulated deficit	(386,499)	(301,706)
Accumulated other comprehensive income	570	61
Total stockholders’ equity	826,447	725,828
Total liabilities and stockholders’ equity	$1,371,225	$830,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$114,162	$73,941	$305,133	$203,092
Cost of revenue	27,005	16,033	71,990	45,225
Gross profit	87,157	57,908	233,143	157,867
Operating expenses:
Sales and marketing	55,982	45,538	154,323	112,191
Research and development	30,902	27,863	92,387	64,380
General and administrative	21,525	25,593	68,460	59,300
Total operating expenses	108,409	98,994	315,170	235,871
Loss from operations	(21,252)	(41,086)	(82,027)	(78,004)
Non-operating income (expense):
Interest income	1,316	1,079	5,742	2,822
Interest expense	(9,828)	(407)	(14,902)	(970)
Other income (expense), net	(208)	(651)	58	(1,030)
Total non-operating income (expense), net	(8,720)	21	(9,102)	822
Loss before income taxes	(29,972)	(41,065)	(91,129)	(77,182)
Provision for (benefit from) income taxes	(3,504)	(212)	(5,780)	491
Net loss	$(26,468)	$(40,853)	$(85,349)	$(77,673)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.35)	$(0.29)	$(0.81)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	301,689	118,056	298,628	96,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(26,468)	$(40,853)	$(85,349)	$(77,673)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(654)	7	509	130
Other comprehensive income (loss)	(654)	7	509	130
Comprehensive loss	$(27,122)	$(40,846)	$(84,840)	$(77,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended September 30, 2020
	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	—	$—	184,900	$184	120,524	$116	$1,194,125	$(360,031)	$1,224	$835,618
Issuance of common stock upon exercise of stock options	—	—	—	—	927	2	1,388	—	—	1,390
Repurchases of unvested common stock	—	—	(2)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	42	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	—	1,140	—	—	1,140
Issuance of common stock related to settlement of RSUs	—	—	197	—	449	—	(1)	—	—	(1)
Tax withholding on RSU settlement	—	—	—	—	(8)	—	(299)	—	—	(299)
Conversion of Class B to Class A common stock	—	—	48,414	49	(48,414)	(49)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	15,721	—	—	15,721
Net loss	—	—	—	—	—	—	—	(26,468)	—	(26,468)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(654)	(654)
Balance as of September 30, 2020	—	$—	233,509	$233	73,520	$69	$1,212,074	$(386,499)	$570	$826,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended September 30, 2019
	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	165,658	$331,521	—	$—	92,686	$86	$87,111	$(232,698)	$66	$(145,435)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	40,250	40	—	—	565,001	—	—	565,041
Conversion of redeemable convertible preferred stock to common stock upon initial offering	(165,658)	(331,521)	31,381	31	134,277	135	331,355	—	—	331,521
Conversion of redeemable convertible preferred stock warrants into common stock warrants and issuance of common stock upon net exercise of common stock warrants	—	—	—	—	174	—	3,135	—	—	3,135
Issuance of common stock upon exercise of stock options	—	—	9	1	1,108	1	1,833	—	—	1,835
Repurchases of unvested common stock	—	—	—	—	(33)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	295	—	—	—	—	—
Vesting of shares upon early exercise of stock options	—	—	—	—	—	—	951	—	—	951
Conversion of Class B to Class A common stock	—	—	15,199	15	(15,199)	(15)	—			—
Stock-based compensation	—	—	—	—	—	—	24,196	—	—	24,196
Net loss	—	—	—	—	—	—	—	(40,853)	—	(40,853)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	7	7
Balance as of September 30, 2019	—	$—	86,839	$87	213,308	$207	$1,013,582	$(273,551)	$73	$740,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2020
	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	87,072	$87	213,101	$207	$1,027,179	$(301,706)	$61	$725,828
Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	—	—	—	556	—	556
Issuance of common stock in connection with acquisition	—	—	107	—	—	—	1,821	—	—	1,821
Issuance of unvested restricted stock in connection with acquisition	—	—	841	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	3,509	4	5,721	—	—	5,725
Repurchases of unvested common stock	—	—	(39)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	78	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	2	3,649	—	—	3,651
Issuance of common stock related to settlement of RSUs	—	—	279	—	2,094	2	(2)	—	—	—
Tax withholding on RSU settlement	—	—	(11)	—	(410)	—	(7,606)	—	—	(7,606)
Conversion of Class B to Class A common stock	—	—	144,852	146	(144,852)	(146)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	200,812	—	—	200,812
Purchases of capped calls related to convertible senior notes	—	—	—	—	—	—	(67,333)	—	—	(67,333)
Common stock issued under employee stock purchase plan	—	—	421	—	—	—	5,447	—	—	5,447
Tax withholding on common stock issued under employee stock purchase plan	—	—	(13)	—	—	—	(376)	—	—	(376)
Stock-based compensation	—	—	—	—	—	—	42,762		—	42,762
Net loss	—	—	—	—	—	—	—	(85,349)	—	(85,349)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	509	509
Balance as of September 30, 2020	—	$—	233,509	$233	73,520	$69	$1,212,074	$(386,499)	$570	$826,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2019
	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	165,658	$331,521	—	$—	91,542	$85	$82,345	$(195,878)	$(57)	$(113,505)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	40,250	40	—	—	565,001	—	—	565,041
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(165,658)	(331,521)	31,381	31	134,277	135	331,355	—	—	331,521
Conversion of redeemable convertible preferred stock warrants into common stock warrants and issuance of common stock upon net exercise of common stock warrants	—	—	—	—	174	—	3,135	—	—	3,135
Issuance of common stock in connection with acquisition	—	—	—	—	7	—	18	—	—	18
Issuance of common stock upon exercise of stock options	—	—	9	1	1,689	2	2,899	—	—	2,902
Repurchases of unvested common stock	—	—	—	—	(73)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	891	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	—	2,389	—	—	2,389
Conversion of Class B to Class A common stock	—	—	15,199	15	(15,199)	(15)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	26,440	—	—	26,440
Net loss	—	—	—	—	—	—	—	(77,673)	—	(77,673)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	130	130
Balance as of September 30, 2019	—	$—	86,839	87	213,308	$207	$1,013,582	$(273,551)	$73	$740,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(85,349)	$(77,673)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	35,029	20,923
Non-cash operating lease costs	14,134	—
Amortization of deferred contract acquisition costs	12,085	7,722
Stock-based compensation expense	40,091	25,012
Amortization of debt discount and issuance costs	12,865	—
Net accretion of discounts and amortization of premiums on available-for-sale securities	248	(1,137)
Deferred income taxes	(6,808)	—
Provision for bad debt	2,794	861
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,517
Other	(73)	27
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(17,710)	(7,911)
Contract assets	(23)	82
Deferred contract acquisition costs	(24,615)	(12,923)
Prepaid expenses and other current assets	(6,131)	(7,525)
Other noncurrent assets	(930)	(1,686)
Accounts payable	4,648	(994)
Accrued expenses and other current liabilities	8,545	5,652
Operating lease liabilities	(15,131)	—
Deferred revenue	18,425	13,614
Other noncurrent liabilities	(410)	4,096
Net cash used in operating activities	(8,316)	(30,343)
Cash Flows From Investing Activities
Purchases of property and equipment	(45,962)	(30,981)
Capitalized internal-use software	(14,333)	(11,332)
Cash paid for acquisitions, net of cash acquired	(13,691)	—
Purchases of available-for-sale securities	(956,147)	(157,075)
Sales of available-for-sale securities	—	1,978
Maturities of available-for-sale securities	515,044	132,398
Other investing activities	395	30
Net cash used in investing activities	(514,694)	(64,982)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	570,544
Gross proceeds from issuance of convertible senior notes	575,000	—
Purchases of capped calls related to convertible senior notes	(67,333)	—
Cash paid for issuance costs on convertible senior notes	(12,542)	—
Proceeds from the exercise of stock options	5,724	2,899
Proceeds from the early exercise of stock options	180	2,871
Repurchases of unvested common stock	(113)	(155)
Payments on note payable	(200)	(218)
Proceeds from the issuance of common stock for employee stock purchase plan	5,447	—
Proceeds from build-to-suit lease financing obligation drawdown	—	58
Payments of deferred offering costs	—	(3,734)
Payment of tax withholding obligation on RSU settlement	(7,607)	—
Payment of tax withholding obligation on common stock issued under employee stock purchase plan	(376)	—
Net cash provided by financing activities	498,180	572,265
Net increase (decrease) in cash, cash equivalents, and restricted cash	(24,830)	476,940
Cash, cash equivalents, and restricted cash, beginning of period	145,636	31,426
Cash, cash equivalents, and restricted cash, end of period	$120,806	$508,366
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$34	$573
Cash paid for income taxes, net of refunds	$623	$1,013
Cash paid for operating lease liabilities	$15,256	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$2,560	$1,428
Accounts payable and accrued expenses related to property and equipment additions	$4,076	$1,291
Vesting of early exercised stock options	$3,651	$2,389
Deferred offering costs, accrued but not paid	$—	$1,770
Indemnity holdback consideration associated with business combinations	$2,187	$—
Issuance of common stock related to an acquisition	$1,821	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7,975	$—
Derecognition of build-to-suit lease	$9,886	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$331,521
Conversion of redeemable convertible preferred stock warrant liability reclassified to additional paid-in capital	$—	$3,135

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of September 30, 2020, its results of operations for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that management believes to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of November 10, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
Convertible Senior Notes
The Company accounts for its 0.75% Convertible Senior Notes due May 2025 (the Notes) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was calculated by deducting the fair value of the liability component from the total principal of the convertible notes. The excess of the principal amount of the liability component over its book value (debt discount) is amortized to interest expense over the term of the Notes. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. For public business entities, it is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The Company adopted ASU 2018-15 effective January 1, 2020, noting no material impact on the Company’s condensed consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (ASC 815-40). The FASB issued this ASU to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The Company does not have any contracts on its own equity; however, the Company does have convertible debt. This ASU removes the separation models for 1) convertible debt with a cash conversion feature and 2) convertible instruments with a beneficial conversion feature, as well as enhances the related disclosure and earnings per share guidance. Additionally, this update requires that convertible debt be recognized as a single liability measured at its amortized cost, if no bifurcation is required, and as a result, interest expense will be closer to the coupon interest rate. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and nine months ended September 30, 2020 and 2019.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global cloud platform:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$59,277	52%	$37,605	51%	$151,970	50%	$101,571	50%
Europe, Middle East, and Africa	27,943	25%	17,652	24%	76,961	25%	48,275	24%
Asia Pacific	19,634	17%	13,993	19%	55,827	18%	39,782	20%
Other	7,308	6%	4,691	6%	20,375	7%	13,464	6%
Total	$114,162	100%	$73,941	100%	$305,133	100%	$203,092	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$12,159	11%	$6,554	9%	$31,471	10%	$18,413	9%
Direct customers	102,003	89%	67,387	91%	273,662	90%	184,679	91%
Total	$114,162	100%	$73,941	100%	$305,133	100%	$203,092	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $30.1 million and $16.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Beginning balance	$33,880	$19,482	$25,184	$15,940
Capitalization of contract acquisition costs	8,457	4,477	24,615	12,923
Amortization of deferred contract acquisition costs	(4,623)	(2,818)	(12,085)	(7,722)
Ending balance	$37,714	$21,141	$37,714	$21,141
Remaining Performance Obligations
As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $341.9 million. As of September 30, 2020, the Company expected to recognize 76% of its remaining performance obligations as revenue over the next 12 months and 24% of its remaining performance obligations as revenue over the next three years.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash, or available-for-sale securities as of September 30, 2020 and December 31, 2019.

(in thousands)					Reported as:
September 30, 2020	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$15,100	$—	$—	$15,100	$12,913	$—	$2,187
Level I:
Money market funds	105,706	—	—	105,706	99,046	—	6,660
Level II:
Corporate bonds	153,123	192	(18)	153,297	—	153,297	—
U.S. treasury securities	623,532	474	(2)	624,004	—	624,004	—
U.S. government agency securities	25,667	7	(7)	25,667	—	25,667	—
Commercial paper	136,370	—	—	136,370	—	136,370	—
Subtotal	938,692	673	(27)	939,338	—	939,338	—
Total assets measured at fair value on a recurring basis	$1,059,498	$673	$(27)	$1,060,144	$111,959	$939,338	$8,847

(in thousands)					Reported as:
December 31, 2019	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Long-term Restricted Cash
Cash	$24,631	$—	$—	$24,631	$24,631	$—	$—
Level I:
Money market funds	32,856	—	—	32,856	26,196	—	6,660
Level II:
Corporate bonds	84,054	22	(30)	84,046	—	84,046	—
U.S. treasury securities	311,083	151	(23)	311,211	—	311,211	—
U.S. government agency securities	95,380	17	—	95,397	22,549	72,848	—
Commercial paper	95,467	—	—	95,467	65,600	29,867	—
Subtotal	585,984	190	(53)	586,121	88,149	497,972	—
Total assets measured at fair value on a recurring basis	$643,471	$190	$(53)	$643,608	$138,976	$497,972	$6,660
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2020 and December 31, 2019. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $910.8 million and $450.2 million as of September 30, 2020 and December 31, 2019, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $27.9 million and $47.7 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, net unrealized gains on investments were $0.6 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2019, net unrealized gains on investments were $0.1 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of September 30, 2020, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA+.
The Company carries the Notes issued in May 2020 at face value less the unamortized discount and issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2020, the fair value of the Notes was $774.0 million. The fair value of the Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. Prior to the IPO, the Company's only Level III financial instruments were its redeemable convertible preferred stock warrants. Upon the completion of the IPO, the warrant to purchase shares of Series B redeemable convertible preferred stock was converted into a warrant to purchase shares of Class B common stock. As a result, the warrant liability was remeasured and reclassified to additional paid-in capital within stockholders' equity (deficit). For further details, refer to Note 9 to these condensed consolidated financial statements. There were no material financial instruments classified as Level III of the fair value hierarchy as of September 30, 2020 and December 31, 2019.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of September 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $1.5 million and $0.5 million, respectively. Bad debt expense for the three months ended September 30, 2020 and 2019 was $0.3 million and $0.4 million, respectively and $2.8 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, write-off of uncollectible accounts receivable was $0.4 million and $0.4 million, respectively, and $1.9 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Prepaid expenses	$13,464	$10,913
Deposits	3,638	2,773
Other	5,924	3,308
Total prepaid expenses and other current assets	$23,026	$16,994

Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Property and equipment:
Servers—network infrastructure	$114,564	$84,979
Buildings	—	13,035
Construction in progress	13,525	8,692
Capitalized internal-use software	48,047	31,171
Office and computer equipment	18,870	13,528
Office furniture	6,736	6,124
Software	2,203	1,025
Leasehold improvements	11,472	9,870
Asset retirement obligation	429	231
Gross property and equipment	215,846	168,655
Less accumulated depreciation and amortization	(93,423)	(67,189)
Total property and equipment, net	$122,423	$101,466
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
Depreciation and amortization expense on property and equipment for the three months ended September 30, 2020 and 2019 was $12.1 million and $7.7 million, respectively, and $32.8 million and $20.8 million for the nine months ended September 30, 2020 and 2019, respectively. This includes amortization expense for capitalized internal-use software which totaled $3.4 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $8.7 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Goodwill
As of September 30, 2020 and December 31, 2019, the Company's goodwill was $17.2 million and $4.1 million, respectively. During the nine months ended September 30, 2020, the Company recorded $13.1 million of goodwill in connection with the acquisition of S2 Systems Corporation (S2). For further detail on the acquisition, refer to Note 14 to these condensed consolidated financial statements. No goodwill impairments were recorded during the nine months ended September 30, 2020 and 2019.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$2,100	$3,500
Total acquired intangible assets, net	$5,600	$2,100	$3,500

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$250	$219	$31
Total acquired intangible assets, net	$250	$219	$31
During the nine months ended September 30, 2020, the Company recorded $5.6 million of developed technology in connection with the acquisition of S2. For further details on the acquisition, refer to Note 14 to these condensed consolidated financial statements.
Amortization of acquired intangible assets for the three months ended September 30, 2020 and 2019 was $0.7 million and $0.03 million, respectively, and $2.1 million and $0.09 million for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2020 (remaining three months)	$700
2021	2,800
Total	$3,500
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Accrued compensation and benefits	$21,990	$14,970
Accrued expenses	3,650	5,331
Customer refunds and credits	1,560	3,328
Accrued co-location and bandwidth	3,979	2,696
Indemnity holdback	2,187	—
Other	5,264	1,989
Total accrued expenses and other current liabilities	$38,630	$28,314
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)
Accrued taxes	$6,295	$4,862
Deferred rent	—	2,342
Other	1,656	2,599
Total other noncurrent liabilities	$7,951	$9,803
In connection with the adoption of ASC 842, the Company derecognized the deferred rent as of January 1, 2020. For further details on the adoption of ASC 842, refer to Note 2 to these condensed consolidated financial statements.

Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 4.3 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 5.8 years. All of the Company's leases are classified as operating leases.
The Company also subleases one of its leased office spaces. The sublease has a remaining lease term of 0.6 years. Sublease income, which is recorded as a reduction of rent expense was $0.7 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,

	2020
	(in thousands)
Operating lease cost	$4,802	$14,134
Sublease income	(694)	(2,111)
Total lease cost	$4,108	$12,023
Variable lease cost and short-term lease cost for the three and nine months ended September 30, 2020 were not material.
As of September 30, 2020, the Company had $15.1 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between October 2020 and October 2024 and have an average lease term of 3.2 years.
As of September 30, 2020, the weighted-average remaining term of the Company’s operating leases was 3.0 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.4%.

Maturities of the operating lease liabilities as of September 30, 2020 are as follows:

September 30, 2020
(in thousands)
2020 (remaining three months)	$4,703
2021	18,440
2022	14,083
2023	7,645
2024	4,094
Thereafter	452
Total lease payments	$49,417
Less: Imputed interest	$(2,477)
Total operating lease liabilities	$46,940
Prior to the Company's adoption of ASC 842, future minimum operating lease payments as of December 31, 2019 were as follows:

December 31, 2019
(in thousands)
2020	$18,618
2021	16,942
2022	12,423
2023	6,410
2024	4,474
Thereafter	10,304
Total lease payments	$69,171
The amounts above include the build-to-suit lease.
Prior to the Company's adoption of ASC 842, the Company recognized rent expense on a straight-line basis over the lease period. The difference between the rent paid and the straight-line rent was recorded as deferred rent, which was included in accrued expenses and other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. Rent expense was $3.1 million and $8.5 million for the three and nine months ended September 30, 2019, respectively.
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
The net carrying amount of the liability component of the Notes was as follows:

September 30, 2020
(in thousands)
Principal	$575,000
Unamortized debt discount	(193,034)
Unamortized debt issuance costs	(7,455)
Carrying amount of the liability component, net	$374,511

The net carrying amount of the equity component of the Notes was as follows:

September 30, 2020
(in thousands)
Proceeds allocated to the conversion option (debt discount)	$205,290
Less: allocated issuance costs	(4,478)
Carrying amount of the equity component, net	$200,812

Based on the closing price of the Company's common stock of $41.06 on September 30, 2020, the if-converted value of the Notes exceeded its principal amount by approximately $56 million. The remaining life of the Notes was approximately 56 months.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Coupon interest expense	$1,078	$—	$1,629	$—
Amortization of debt discount	$8,159	$—	$12,256	$—
Amortization of debt issuance costs	$403	$—	$609	$—
Total	$9,640	$—	$14,494	$—

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
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2020 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of September 30, 2020.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global cloud platform. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $13.5 million and $9.7 million for the three months ended September 30, 2020 and 2019, respectively and $36.6 million and $26.8 million for the nine months ended September 30, 2020 and 2019, respectively. Refer to the table below for long-term bandwidth and other co-location related commitments under non-cancelable contracts with various networks and Internet service providers as of September 30, 2020. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of September 30, 2020
	Total	2020 (remaining three months)	2021	2022	2023	2024	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$19,198	$2,074	$5,815	$3,844	$1,696	$741	$5,028
Bandwidth and other co-location related commitments(2)	45,365	6,039	20,765	10,151	4,368	1,793	2,249
Other commitments(3)	2,187	—	2,187	—	—	—	—
Total	$66,750	$8,113	$28,767	$13,995	$6,064	$2,534	$7,277
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2020 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2020.
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
During the three and nine months ended September 30, 2019, the Company recorded a loss of $1.2 million and $1.5 million, respectively, related to the change in fair value of the redeemable convertible preferred stock warrants.
Note 10. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of September 30, 2020 and December 31, 2019, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 233,509,363 and 87,071,783 shares of Class A common stock issued and outstanding as of September 30, 2020 and

December 31, 2019, respectively. The number of shares of Class B common stock issued and outstanding was 73,520,225 and 213,101,364, as of September 30, 2020 and December 31, 2019, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of September 30, 2020 and December 31, 2019, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Convertible senior notes	19,972	—
Stock options issued and outstanding	19,065	21,191
Remaining shares available for issuance under the 2019 Plan	25,165	29,048
Outstanding and unsettled restricted stock units (RSUs)	7,700	7,175
Shares available for issuance under the ESPP	5,449	5,870
Total shares of common stock reserved	77,351	63,284

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
In 2019, the Company's Board of Directors adopted and stockholders approved the 2019 Plan, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 for the IPO. The 2019 Plan provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, performance stock units, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. Except as otherwise indicated below, the maximum number of shares of Class A common stock that may be issued under the 2019 Plan will not exceed 66,661,953 shares of the Company's Class A common stock, which is the sum of (1) 29,335,000 new shares, plus (2) an additional number of shares of Class A common stock not to exceed 37,326,953, consisting of the total number of shares of Class A or Class B common stock subject to outstanding awards granted under the 2010 Plan that, on or after the 2019 Plan became effective, are canceled, expire, or otherwise terminate prior to exercise or settlement; are repurchased by the Company because of the failure to vest; or are forfeited, tendered to, or withheld by the Company (or not issued) to satisfy a tax withholding obligation or the payment of an exercise price, if any, as such shares become available from time to time. Stock-based awards under the 2019 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2019 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2029, in an amount equal to the least of (i)29,335,000 shares, (ii) 5% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) a lesser number of shares determined by the compensation committee of the Company's Board of Directors prior to the applicable January 1. As of September 30, 2020, 1,710,189 stock options to purchase shares of Class A common stock and 3,310,238 shares of Class A common stock underlying RSUs have been granted under the 2019 Plan, and the number of shares of Class A common stock available for issuance under the 2019 Plan was 25,164,731.
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
The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the nine months ended September 30, 2020:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2019	21,191	$2.30	7.4	$312,720
Options granted	1,710	$18.05
Options exercised	(3,587)	$1.58		$90,829
Options canceled/forfeited/expired	(249)	$2.62
Balances as of September 30, 2020	19,065	$3.85	7.2	$709,484
Vested and expected to vest as of September 30, 2020	19,065	$3.85	7.2	$709,484
Exercisable as of September 30, 2020	17,361	$2.46	7.0	$670,147
The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Nine months ended September 30,
	2020	2019
Expected term (in years)	6.0	6.2
Expected volatility	40.3%	40.3%
Risk-free interest rate	0.7%	2.3%
Dividend yield	—	—
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $9.74 and $4.10 per share, respectively.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 11,929,262 and 15,477,903 options that were unvested as of September 30, 2020 and December 31, 2019, respectively.

The total grant date fair value for vested options in the nine months ended September 30, 2020 and 2019 was $5.5 million and $3.5 million, respectively.
As of September 30, 2020 and December 31, 2019, there was $23.5 million and $15.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.8 years and 2.7 years, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase any unvested shares within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise). As of September 30, 2020 and December 31, 2019, the Company had $9.7 million and $13.3 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 4,354,030 and 5,945,083, respectively.
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
In connection with the acquisition of S2, the Company issued 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the nine months ended September 30, 2020 and 2019, was $1.8 million and zero, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the nine months ended September 30, 2020 and 2019 was $4.2 million and zero, respectively. As of September 30, 2020 and 2019, the total unrecognized stock-based compensation expense related to unvested restricted stock was $10.2 million and zero, respectively. For further details on the S2 acquisition, refer to Note 14 to these condensed consolidated financial statements.
Restricted stock and RSU activity for the nine months ended September 30, 2020 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2019	6,508	$11.08
Granted - RSUs	3,310	$27.31
Granted - Restricted stock	949	$17.06
Vested - RSUs	(1,723)	$11.35
Vested - Restricted stock	(107)	$17.06
Forfeited	(413)	$12.55
Unvested as of September 30, 2020	8,524	$16.18
Vested and not yet released	18	$36.77
Outstanding as of September 30, 2020	8,542	$16.22

The total grant date fair value for vested RSUs for the nine months ended September 30, 2020 and 2019 was $19.6 million and $2.7 million, respectively. The total stock-based compensation expense for RSUs for the three months ended September 30, 2020 and 2019 was $10.3 million and $15.4 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $27.8 million and $15.4 million, respectively. As of September 30, 2020 and December 31, 2019, the total unrecognized stock-based compensation expense related to unvested RSUs was $109.2 million and $53.1 million, respectively, that is expected to be recognized over a weighted-average period of 3.4 years and 2.5 years, respectively.
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
As of September 30, 2020, 421,300 shares of Class A common stock have been purchased under the ESPP. As of September 30, 2020 and December 31, 2019, the total unrecognized stock-based compensation expense related to the ESPP was $0.5 million and $1.0 million, respectively, and is expected to be recognized over a weighted average period of 0.1 years and 0.4 years, respectively.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Nine months ended September 30,
	2020	2019
Expected term (in years)	0.5	0.7
Risk-free interest rate	0.15%	1.81%
Expected volatility	65.20%	35.6%
Dividend yield	—	—%

Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cost of revenue	$311	$397	$858	$463
Sales and marketing	4,406	4,880	11,177	5,434
Research and development	6,749	7,801	18,213	8,624
General and administrative	3,279	9,833	9,843	10,491
Total stock-based compensation expense	$14,745	$22,911	$40,091	$25,012

Note 12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(18,119)	$(8,349)	$(4,573)	$(36,280)	$(45,059)	$(40,290)	$(3,588)	$(74,085)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	206,528	95,161	13,215	104,841	157,656	140,972	4,453	91,940
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.09)	$(0.35)	$(0.35)	$(0.29)	$(0.29)	$(0.81)	$(0.81)
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

	September 30,
	2020	2019

	(in thousands)
Convertible senior notes	15,363	—
Shares subject to repurchase	4,354	6,564
Unexercised stock options	19,065	21,878
Unvested restricted stock and RSUs	8,524	5,868
Shares issuable pursuant to the ESPP	228	412
Total	47,534	34,722

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
The Company recorded an income tax benefit of $3.5 million and an income tax benefit of $0.2 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded an income tax benefit of $5.8 million and an income tax provision of $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. The income tax benefit in the three and nine months ended September 30, 2020 was primarily driven by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 in the first three months of the year and excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. Accordingly, there is no valuation allowance in the foreign jurisdictions. A full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefits have been recognized in the condensed consolidated financial statements.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The CARES Act provides for a number of tax relief provisions applicable to businesses including relaxed limitations on the use of net operating losses and interest deductibility. The Company does not expect there to be a material tax impact, but will continue to assess the tax implications of the CARES Act and its continuing developments and interpretations.
Note 14. Business Combinations
In January 2020, the Company acquired all of the outstanding shares of S2, a company based in Kirkland, Washington that has developed browser isolation technology, for a total purchase consideration of $17.7 million. The Company is incorporating S2's technology into the Company's Cloudflare Gateway product. The total purchase consideration included (i) acquisition-date cash payments of $13.7 million, net of $0.1 million of cash acquired, (ii) $1.8 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $2.2 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of S2, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Concurrent with the closing of the acquisition, the Company made a cash payment of $6.9 million to repay S2’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $5.7 million was recognized as compensation expense on the acquisition date and $1.4 million and $4.3 million were recorded as additional compensation expense during the three and nine months ended September 30, 2020, respectively. The remaining compensation amount of $10.3 million is being recognized over a future weighted-average period of 2.5 years subject to the recipients’ continued service with the Company.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Prepaid expenses and other current assets	$6
Developed technology	5,600
Goodwill	13,084
Total assets acquired	18,690
Accrued expenses and other current liabilities	(208)
Other noncurrent liabilities	(782)
Total purchase price	$17,700
A note payable of $0.2 million, included in accrued expenses and other current liabilities in the table above, assumed on the acquisition date, was paid off during the nine months ended September 30, 2020.
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of S2's technology with the Company's technology. A purchase accounting adjustment of $0.8 million to revise purchase consideration and goodwill was made during the nine months ended September 30, 2020.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
United States	$77,702	$59,688
Rest of the world	44,721	41,778
Total property and equipment, net	$122,423	$101,466
No single country other than the United States accounted for more than 10% of total property and equipment, net as of September 30, 2020 and December 31, 2019.

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
Our Business Model
Our business model benefits from our ability to serve the needs of all customers ranging from individual developers to the largest enterprises, in a cost-effective manner. Our products are easy to deploy and allow for rapid and efficient onboarding of new customers and expansion of our relationships with customers over time. Given the large customer base we have and the immense amount of Internet traffic that we manage, we are able to negotiate mutually beneficial agreements with Internet Service Providers (ISPs) that allow us to place our equipment directly in their data centers, which drives down our bandwidth and co-location expenses. This symbiotic relationship that we have with ISPs and the efficiency of our serverless network architecture allows us to introduce new products on our platform at low marginal cost.

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
Key elements of our business model include:

•Free customer base. Free customers are an important part of our business. These customers, like our pay-as-you-go customers, sign up for our service through our website and are typically individual developers, early stage startups, hobbyists, and other users. Our free customers create scale, serve as efficient brand marketing, and help us attract developers, customers, and potential employees. These free customers expose us to diverse traffic, threats, and problems, often allowing us to see potential security, performance, and reliability issues at the earliest stage. This knowledge allows us to improve our products and deliver more effective solutions to our paying customers. In addition, the added scale and diversity of this traffic makes us valuable to a diverse set of global ISPs, improving the breadth and economic terms of our interconnections, bandwidth costs, and co-location expenses. Finally, the enthusiastic engagement of our free customer base represents a "virtual quality assurance" function that allows us to maintain a high rate of product innovation, while ensuring our products are extensively tested in real world environments before they are deployed to our paying customers.

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
◦International reach. Our global network, with a presence in more than 200 cities in over 100 countries, has helped to foster our strong international growth. International markets represented 48% and 49% of our revenue in the three months ended September 30, 2020 and 2019, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Opportunities, Challenges, and Risks
We believe that the growth of our business and our future success are dependent upon many factors, including growing our customer base, expanding our relationships with existing paying customers, developing and successfully launching new products, expanding into additional market segments, expanding our base of free customers, and developing and maintaining favorable peering and co-location relationships. Each of these factors presents significant opportunities for us, but also poses material challenges and risks that we must successfully address in order to grow our business and improve our operating results. We expect that addressing these challenges and risks will increase our operating expenses significantly over the next several years. The timing of our future profitability, if we achieve profitability at all, will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control. In addition, we must comply with complex, uncertain, and evolving laws, rules, and regulatory requirements across federal, state, and international jurisdictions. If we fail to successfully address these challenges, risks, and variables, our business, operating results, financial condition, and prospects may be adversely affected.

COVID-19 Update

In early March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with nearly all countries and territories worldwide having confirmed cases of COVID-19, and a high concentration of cases in the United States and many other countries in which we and our customers, vendors, and partners operate. The rapid spread has resulted in authorities around the world periodically implementing and relaxing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures. The COVID-19 pandemic and these containment measures that have been in effect from time to time in various countries and territories have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies.

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict. For example, after the initial spread of the pandemic during the spring, many countries began loosening containment measures in the summer, but the rapid escalation of infection rates in North America, Europe, and other regions during the fall has led, and is expected to continue to lead, to an increase in containment measures in certain of those countries and territories. As a result, the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The duration and severity of the economic downturn from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.

To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.

•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally during the spring, we activated our business continuity plan and transitioned our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. More recently, we have reopened, to a limited extent, most of our offices so that those of our employees who have difficult or challenging remote work circumstances are able to work from one of our offices located in jurisdictions that permit returns to offices and where we believe such a return to office can occur safely. Throughout the pandemic, our goal has been to ensure that our employees feel safe and secure, while having the flexibility and resources necessary to perform their jobs effectively. These efforts have included providing additional equipment to employees for working remotely and providing various benefits to promote our employees’ physical and mental well-being. We believe our employees have been able to remain productive during the COVID-19 pandemic and that our operations have not been materially impacted by our employees primarily working on a remote basis, but the continuation of the pandemic will place strains on our employees. As the progression of the pandemic continues, we will continue to monitor and follow guidance from authorities and health officials in the locations where we operate and modify our working environments around the world appropriately. To the extent current or future measures we implement result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition, and operating results could be materially and adversely affected.

We are continuing our efforts to increase our workforce to support the ongoing growth in our business, which currently is occurring through a virtual hiring and onboarding process. To date, we have not experienced difficulties in continuing to expand our workforce, but depending on the length and severity of the COVID-19 pandemic and its effect on our business, we may determine to slow our hiring. Any delays in expanding our workforce may result in key positions remaining unfilled, which could negatively impact our business, financial condition, or operating results.

•Our Network. The change in everyday behavior caused by the COVID-19 pandemic during the nine months ended September 30, 2020 has resulted in an increased reliance on the Internet, increased Internet traffic, and a geographic migration of Internet traffic from office-focused areas (like city centers and business parks) to more residential areas (like suburbs and outlying towns). We believe that traffic on the Internet, and on our network that we use to provide our products to our customers around the world, will remain elevated while the isolation mandates across the globe remain in place or where significantly greater numbers of workers continue to work remotely than was the case prior to the pandemic. Nevertheless, there is uncertainty about the impact on Internet traffic levels and work locations as the isolation mandates are periodically lifted and as more workers begin to return to working in office environments instead of remotely.

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

•Our Customers. The COVID-19 pandemic and the measures taken by governments around the world to contain the spread of COVID-19 are materially and adversely impacting many of our current and potential customers, and this impact could negatively impact our business and operations, results of operations, financial condition, and cash flows. During the nine months ended September 30, 2020, we experienced an increase in the sales cycle for our products with many customers. While we believe this increase could be a result of a number of factors, it is possible that the pandemic has contributed to the increase. Since the pandemic began, we also initially experienced an increase in the proportion of our pipeline of prospective future customers that was lost, as well as an increase during the nine months ended September 30, 2020 of new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights than was the case prior to the pandemic. Depending on the future progression of the pandemic, we also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and they could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. While we have sought to ameliorate these negative sales impacts through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment, there can be no assurance that these efforts will be successful.

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

•In March 2020, we announced that our Cloudflare for Teams products would be free until September 1, 2020, to ensure our customers and prospective customers have the tools they need to support secure and efficient remote work. During that period, we also removed usage caps for existing Cloudflare for Teams users and provided onboarding sessions so these groups could continue business in the pandemic environment.

•In April 2020, we announced that we would provide a free package of services to state and local governments worldwide until September 1, 2020, to ensure they have the tools needed to secure their web infrastructure and internal teams.

•We also announced that we would offer Cloudflare Workers for free through Project Galileo, which is our initiative through which we provide our products to at-risk public interest groups at no cost.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Gross profit	$87,157	$57,908	$233,143	$157,867
Gross margin	76%	78%	76%	78%
Loss from operations	$(21,252)	$(41,086)	$(82,027)	$(78,004)
Non-GAAP loss from operations	$(4,546)	$(18,144)	$(28,426)	$(52,898)
Operating margin	(19)%	(56)%	(27)%	(38)%
Non-GAAP operating margin	(4)%	(25)%	(9)%	(26)%
Net cash provided by (used in) operating activities	$1,973	$(17,786)	$(8,316)	$(30,343)
Net cash used in investing activities	$(205,153)	$(92,829)	$(514,694)	$(64,982)
Net cash provided by financing activities	$1,156	$570,216	$498,180	$572,265
Free cash flow	$(17,854)	$(33,638)	$(68,611)	$(72,656)
Net cash provided by (used in) operating activities (as a percentage of revenue)	2%	(24)%	(3)%	(15)%
Free cash flow margin	(16)%	(45)%	(22)%	(36)%
Paying customers	100,968	80,986	100,968	80,986
Paying customers (> $100,000 Annualized Revenue)	736	451	736	451
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Loss from operations	$(21,252)	$(41,086)	$(82,027)	$(78,004)
Add:
Stock-based compensation expense and related employer payroll taxes	16,006	22,911	45,191	25,012
Amortization of acquired intangible assets	700	31	2,131	94
Acquisition-related and other expenses	—	—	6,279	—
Non-GAAP loss from operations	$(4,546)	$(18,144)	$(28,426)	$(52,898)
Operating margin	(19)%	(56)%	(27)%	(38)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(4)%	(25)%	(9)%	(26)%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net cash provided by (used in) operating activities	$1,973	$(17,786)	$(8,316)	$(30,343)
Less: Purchases of property and equipment	(15,357)	(11,991)	(45,962)	(30,981)
Less: Capitalized internal-use software	(4,470)	(3,861)	(14,333)	(11,332)
Free cash flow	$(17,854)	$(33,638)	$(68,611)	$(72,656)
Net cash used in investing activities	$(205,153)	$(92,829)	$(514,694)	$(64,982)
Net cash provided by financing activities	$1,156	$570,216	$498,180	$572,265
Net cash provided by (used in) operating activities (as a percentage of revenue)	2%	(24)%	(3)%	(15)%
Less: Purchases of property and equipment (as a percentage of revenue)	(14)%	(16)%	(15)%	(15)%
Less: Capitalized internal-use software (as a percentage of revenue)	(4)%	(5)%	(4)%	(6)%
Free cash flow margin	(16)%	(45)%	(22)%	(36)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our platform provides a key indicator of growth of our business and our future business opportunities. We define a paying customer as a person or entity who has generated revenue during the quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 100,968 and 80,986 as of September 30, 2020 and September 30, 2019, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than

$100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $600 of revenue in the quarter, that customer would account for $2,400 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 736 and 451 as of September 30, 2020 and September 30, 2019, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global cloud platform.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our platform. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a period, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended September 30, 2020 and September 30, 2019 were 116% and 121%, respectively.
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
Cost of Revenue
Cost of revenue consists primarily of expenses that are directly related to providing our service to our paying customers. These expenses include expenses related to operating in co-location facilities, network and bandwidth costs, depreciation of our equipment located in co-location facilities, certificate authority services costs for paying customers, related overhead costs, the amortization of our capitalized internal-use software, and the amortization of acquired developed technologies. Cost of revenue also includes employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for employees whose primary responsibilities relate to supporting our paying customers. Other costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead costs.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of gain on sale of property and equipment and foreign currency transaction gains and losses. The three and nine months ended September 30, 2019 also included expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability and its conversion upon the IPO.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Revenue	$114,162	$73,941	$305,133	$203,092
Cost of revenue(1)	27,005	16,033	71,990	45,225
Gross profit	87,157	57,908	233,143	157,867
Operating expenses:
Sales and marketing(1)	55,982	45,538	154,323	112,191
Research and development(1)	30,902	27,863	92,387	64,380
General and administrative(1)	21,525	25,593	68,460	59,300
Total operating expenses	108,409	98,994	315,170	235,871
Loss from operations	(21,252)	(41,086)	(82,027)	(78,004)
Non-operating income (expense):
Interest income	1,316	1,079	5,742	2,822
Interest expense	(9,828)	(407)	(14,902)	(970)
Other income (expense), net	(208)	(651)	58	(1,030)
Total non-operating income (expense), net	(8,720)	21	(9,102)	822
Loss before income taxes	(29,972)	(41,065)	(91,129)	(77,182)
Provision for (benefit from) income taxes	(3,504)	(212)	(5,780)	491
Net loss	$(26,468)	$(40,853)	$(85,349)	$(77,673)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenue	$311	$397	$858	$463
Sales and marketing	4,406	4,880	11,177	5,434
Research and development	6,749	7,801	18,213	8,624
General and administrative	3,279	9,833	9,843	10,491
Total stock-based compensation expense	$14,745	$22,911	$40,091	$25,012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	24	22	24	22
Gross margin	76	78	76	78
Operating expenses:
Sales and marketing	49	62	51	55
Research and development	27	38	30	32
General and administrative	19	34	22	29
Total operating expenses	95	134	103	116
Loss from operations	(19)	(56)	(27)	(38)
Non-operating income (expense):
Interest income	1	1	2	1
Interest expense	(8)	—	(5)	—
Other income (expense), net	—	(1)	—	(1)
Total non-operating income, net	(7)	—	(3)	—
Loss before income taxes	(26)	(56)	(30)	(38)
Provision for (benefit from) income taxes	(3)	(1)	(2)	—
Net loss	(23)%	(55)%	(28)%	(38)%
Comparison of Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Revenue	$114,162	$73,941	$40,221	54%	$305,133	$203,092	$102,041	50%
Revenue increased by $40.2 million, or 54%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 25% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 116% for the three months ended September 30, 2020. Revenue for the three months ended September 30, 2020 also included a one-time true-up payment of $1.9 million related to a customer renewal.
Revenue increased by $102.0 million, or 50%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 20% during the nine months ended September 30, 2020 as well as expansion within our existing paying customers, which was reflected by our dollar-based net retention rates ranging from 115% to 117% for the first three quarters during the current fiscal year.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Cost of revenue	$27,005	$16,033	$10,972	68%	$71,990	$45,225	$26,765	59%
Gross margin	76%	78%			76%	78%
Cost of revenue increased by $11.0 million, or 68%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in the cost of revenue was primarily due to an increase of $3.8 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, an increase of $2.2 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $1.5 million related to the amortization of capitalized internal-use software costs and $0.7 million related to the amortization of acquired developed technology, an increase of $0.8 million in employee-related costs due to a 55% increase in headcount in our customer support and technical operations organizations. The remainder of the increase was primarily due to $1.0 million of increased third-party technology services costs, office equipment costs, and payment processing fees.
Cost of revenue increased by $26.8 million, or 59%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in the cost of revenue was primarily due to an increase of $9.7 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, an increase of $4.1 million related to the amortization of capitalized internal-use software costs and $2.1 million related to the amortization of acquired developed technology, an increase of $5.6 million in depreciation expense related to purchases of equipment located in co-location facilities, and an increase of $2.8 million in employee-related costs due to a 55% increase in headcount in our customer support and technical operations organizations. The remainder of the increase was primarily due to $2.6 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$55,982	$45,538	$10,444	23%	$154,323	$112,191	$42,132	38%
Sales and marketing expenses increased by $10.4 million, or 23%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily driven by $9.6 million in increased employee-related costs due to a 49% increase in headcount in our sales and marketing organization, including a decrease of $0.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $1.3 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $0.4 million in third-party technology services and an increase of $0.3 million in co-location and bandwidth expenses for free customers, partially offset by a decrease of $1.9 million in travel-related costs due to the COVID-19 pandemic.
Sales and marketing expenses increased by $42.1 million, or 38%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily driven by $34.3 million in increased employee-related costs due to a 49% increase in headcount in our sales and marketing organization, including an increase of $5.8 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $4.1 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $2.6 million in co-location and bandwidth expenses for free customers, an increase of $1.4 million in third-party technology services, and increased expenses of $1.4 million related to consulting and subscriptions, partially offset by a decrease of $3.1 million in travel-related costs due to the COVID-19 pandemic.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Research and development	$30,902	$27,863	$3,039	11%	$92,387	$64,380	$28,007	44%
Research and development expenses increased by $3.0 million, or 11%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily driven by $6.5 million in increased employee-related costs due to a 31% increase in headcount in our research and development organization, partially offset by a decrease of $1.4 million in stock-based compensation expense. Stock-based compensation expense for the three months ended September 30, 2019 was higher compared to the three months ended September 30, 2020 due to the recognition of expense related to RSUs with a performance condition that was satisfied upon the effective date of our registration statement on Form S-1 filed with the SEC in connection with the IPO. The increases were partially offset by decreased expenses of $0.8 million as a result of increased capitalized internal-use software development costs and a decrease of $0.8 million in travel-related costs due to the COVID-19 pandemic.
Research and development expenses increased by $28.0 million, or 44%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily driven by $34.4 million in increased employee-related costs due to a 31% increase in headcount in our research and development organization, including an increase of $10.5 million in stock-based compensation expense and an increase of $5.7 million due to compensation-related payments to former S2 employees in connection with the acquisition. The increase was partially offset by decreased expenses of $5.1 million as a result of increased capitalized internal-use software development costs and $1.7 million of decreased travel-related costs due to the COVID-19 pandemic.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
General and administrative	$21,525	$25,593	$(4,068)	(16)%	$68,460	$59,300	$9,160	15%
General and administrative expenses decreased by $4.1 million, or 16%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily due to $3.3 million in decreased employee-related costs, driven by a decrease of $6.5 million in stock-based compensation expense. Stock-based compensation expense for the three months ended September 30, 2019 was higher compared to the three months ended September 30, 2020 due to the recognition of expense related to RSUs with a performance condition that was satisfied upon the effective date of our registration statement on Form S-1 filed with the SEC in connection with the IPO during the three months ended September 30, 2019. The decrease in stock-based compensation expense offsets an increase of $3.2 million in other employee-related costs driven by a 45% increase in headcount in our general and administrative organization. The remainder of the decrease was primarily due to $1.5 million of decreased professional fees for third-party consulting services, $0.4 million of travel-related costs due to the COVID-19 pandemic, and $0.1 million in decreased bad debt expense. These decreases were partially offset by $0.9 million of increased expenses for insurance, fees, and taxes and $0.5 million of increased allocated overhead costs.

General and administrative expenses increased by $9.2 million, or 15%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily driven by $8.6 million in increased employee-related costs due to a 45% increase in headcount in our general and administrative organization, including a decrease of $0.6 million in stock-based compensation expense, $5.3 million of increased expenses for insurance, fees, and taxes, and an increase of $1.9 million in bad debt expense primarily due to impacts related to COVID-19. The remainder of the increase was primarily due to $2.1 million of increased third-party technology services costs and depreciation expense. These increases were partially offset by $6.5 million of decreased professional fees for third-party accounting, consulting, and legal services and $2.5 million of decreased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Interest income	$1,316	$1,079	$237	22%	$5,742	$2,822	$2,920	103%
Interest income increased by $0.2 million and $2.9 million, or 22% and 103%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increases were primarily driven by a higher invested balance in cash and cash equivalents and available-for-sale securities.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Interest expense	$(9,828)	$(407)	$(9,421)	*	$(14,902)	$(970)	$(13,932)	*
______________
* Not meaningful
Interest expense increased by $9.4 million and $13.9 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increases were primarily driven by the contractual interest expense and amortization of the discount and debt issuance costs on our Notes, which were issued in May 2020.
Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Other income (expense), net	$(208)	$(651)	$443	(68)%	$58	$(1,030)	$1,088	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Other income (expense), net increased by $1.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily driven by $1.3 million of decreased expense due to reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon the IPO during the nine months ended September 30, 2019, partially offset by an increased expense of $0.3 million as a result of fluctuations in foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$(3,504)	$(212)	$(3,292)	*	$(5,780)	$491	$(6,271)	*
_______________
* Not meaningful
The benefit from income taxes increased by $3.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The change was primarily driven by excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The provision for income taxes decreased by $6.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The change was primarily driven by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
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
As of September 30, 2020, we had cash and cash equivalents of $112.0 million, including $5.6 million held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash and cash equivalents primarily consist of cash, highly liquid money market funds, and commercial paper. We also had available-for-sale securities of $939.3 million consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. As of September 30, 2020, the Company's investment portfolio consisted of highly-rated investment grade securities with an average credit rating of AA+. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $386.5 million as of September 30, 2020 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(8,316)	$(30,343)
Net cash used in investing activities	$(514,694)	$(64,982)
Net cash provided by financing activities	$498,180	$572,265
Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2020 was $8.3 million, which resulted from a net loss of $85.3 million, adjusted for non-cash charges of $110.4 million and net cash outflow of $33.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $40.1 million for stock-based compensation expense, $35.0 million for depreciation and amortization expense, $14.1 million for non-cash operating lease costs, $12.9 million for amortization of convertible note discount and issuance costs, $12.1 million for amortization of deferred contract acquisition costs, $2.8 million for provision of bad debt, partially offset by $6.8 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $24.6 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $17.7 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $15.1 million decrease in operating lease liabilities, $7.1 million increase in prepaid expenses and other assets, $4.6 million decrease in accounts payable, partially offset by an $18.4 million increase in deferred revenue, and $8.5 million increase in accrued expenses and other current liabilities.
Net cash used in operating activities during the nine months ended September 30, 2019 was $30.3 million, which resulted from a net loss of $77.7 million, adjusted for non-cash charges of $54.9 million and net cash inflow of $7.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $25.0 million for stock-based compensation expense, $20.9 million for depreciation and amortization expense, and $7.7 million for amortization of deferred contract acquisition costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $13.6 million increase in deferred revenue, and an $8.8 million increase in accounts payable, accrued expenses, and other liabilities, partially offset by an $12.9 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $7.9 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $9.2 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2020 of $514.7 million resulted primarily from the purchases of available-for-sale securities of $956.1 million, capital expenditures of $46.0 million, the capitalization of internal-use software development costs of $14.3 million, and cash payments related to acquisition of S2 of $13.7 million. These activities were partially offset by proceeds from maturities of available-for-sale securities of $515.0 million.
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
Financing Activities
Net cash provided by financing activities of $498.2 million during the nine months ended September 30, 2020 was primarily due to $575.0 million gross proceeds from issuance of the Notes, $5.9 million of proceeds from the exercise of vested and unvested stock options, $5.4 million proceeds from issuance of common stock for employee stock purchase plan, partially offset by $67.3 million cash paid for the purchase of the capped calls related to the Notes, $12.5 million cash paid for issuance costs on the Notes, $7.6 million payment of tax withholding on RSU settlements, and $0.4 million of payments of tax withholding on common stock issued under employee stock purchase plan.
Net cash provided by financing activities of $572.3 million during the nine months ended September 30, 2019 was primarily due to $570.5 million in net proceeds from the IPO, after deducting underwriting discounts and commissions, and $5.8 million of proceeds from the exercise of vested and unvested stock options, offset by $3.7 million of payments of deferred offering costs.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2020:

	Payments Due by Period as of September 30, 2020
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$19,198	$2,074	$9,659	$2,437	$5,028
Bandwidth and other co-location related commitments(2)	45,365	6,039	30,916	6,161	2,249
Operating lease obligations(3)	64,532	4,765	34,309	14,373	11,085
0.75% Convertible Senior Notes Due May 2025	575,000	—	—	575,000	—
Interest obligations(4)	19,933	1,078	8,625	8,625	1,605
Other commitments(5)	2,187	—	2,187	—	—
Total	$726,215	$13,956	$85,696	$606,596	$19,967

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2020 as we had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2020.
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
In addition to the contractual obligations set forth above, as of September 30, 2020, we had $6.7 million recognized as long-term restricted cash on our condensed consolidated balance sheets which consisted of $6.6 million in letters of credit outstanding in favor of certain landlords for office space and $2.2 million in short-term restricted cash related to a payment obligation in connection with the acquisition of S2. The letters of credit renew annually and expire on various dates through 2028.
For further details on our leases and other commitments, refer to Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 10, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no significant changes to these policies for the nine months ended September 30, 2020, except as described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of September 30, 2020, we had cash and cash equivalents of $112.0 million and available-for-sale securities of $939.3 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the nine months ended September 30, 2020 and 2019, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of COVID-19, we activated our business continuity plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a fully remote working environment, and canceling participation in various industry events.
The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, the sales cycle for a new customer of our technology and services has lengthened since the beginning of the pandemic and could lengthen further, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. During the nine months ended September 30, 2020, we also experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights. The COVID-19 pandemic also presents challenges as substantially all of our workforce is currently working remotely and assisting new and existing customers who are also generally working remotely.
Any of the negative impacts of the ongoing COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed below in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. The full extent to which the COVID-19 pandemic will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
We have a history of net losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since we began operations and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $26.5 million and $40.9 million for the three months ended September 30, 2020 and 2019, respectively, and $85.3 million and $77.7 million for the nine months ended September 30, 2020 and 2019, respectively, and as of September 30, 2020, we had an accumulated deficit of $386.5 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $114.2 million and $73.9 million for the three months ended September 30, 2020 and 2019, respectively, and $305.1 million and $203.1 million for the nine months ended September 30, 2020 and 2019, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
Additionally, in the absence of malicious actions, our platform and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our platform and products. In addition, deployment of our platform and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our platform and products are insecure, underperforming, or unreliable. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In July 2020, we experienced a configuration error in our backbone network that caused an outage for Internet properties and our products in certain areas lasting approximately 30 minutes. While the June 2019 route leak and the July 2019, April 2020, and July 2020 outages did not have a material impact on our results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future. We also provide frequent updates and fundamental enhancements to our platform and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our network may not be sufficient to ensure we detect any such defects in a timely manner. For example, in February 2017, a bug in our software code that processes computer information requests was identified. Instead of the requested data, in certain circumstances this bug, which became known as “Cloudbleed,” caused our servers to output data that was not requested. The erroneous data output by our system included, but was not limited to, a portion of our customers’ secure data. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs, or that we will accurately route or process all requests and traffic on our network. Given the trillions of Internet requests that route through our network on a monthly basis and the large array of Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications) we service, the impact of any such error, failure, vulnerability, or bug can be large in terms of absolute numbers of affected requests and customers.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many lawmakers in the United States, as well as the President of the United States, have called for a re-examination of CDA section 230, the Federal Communications Commission has initiated rulemaking to clarify the meaning of CDA section 230, and the EU is considering a new Digital Services Act that may update or replace the eCommerce directive. In addition, in 2019, the EU approved a copyright directive that will impose additional obligations on online platforms and failure to comply could give rise to significant liability. Other laws in Germany (extremist content), Australia (violent content), and Singapore (online falsehoods), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
As of September 30, 2020, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 200 cities in over 100 countries around the world. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Additionally, the demands placed on our global network by the COVID-19 pandemic may further strain our network, which could lead to service disruptions. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products.
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
Our network presence within China is dependent upon our commercial relationships with Baidu and JD Cloud & AI, and any detrimental changes in, or the termination of, those relationships could jeopardize our ability to offer an integrated global network that includes China.
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our commercial relationships with an affiliate of Baidu and with JD Cloud & AI. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have a strategic agreement with Baidu to provide a solution that accommodates the requirements imposed by Chinese regulations through Baidu’s development and operation of facilities in China that are included as part of our network. We have needed to periodically negotiate extensions to our existing agreement with Baidu and there can be no assurance that future extensions will be available on comparable terms. The term of our current agreement with Baidu expires at the end of 2020, but is subject to earlier termination by either party under certain circumstances such as the other party’s material breach. In addition, the agreement with Baidu can be terminated by Baidu under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments. Although we have been successful in negotiating extensions of this agreement in the past, we cannot provide any assurance that we will continue to be able to do so in the future if we determine that we would like to continue to extend the agreement.
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
In addition to our commercial relationship with Baidu, in April 2020, we announced that we entered into a strategic agreement with JD Cloud & AI to offer a similarly integrated global network that includes JD Cloud & AI facilities in China. We currently are in the process of building out this new China network with JD Cloud & AI. As those facilities and services are rolled out to our existing and potential future customers, we will likely encounter similar operational and political risks in connection with our relationship with JD Cloud & AI.
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
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business and results of operations.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 50% of our revenue from our international customers for both the nine months ended September 30, 2020 and 2019, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 200 cities in over 100 countries around the world as of September 30, 2020. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•regulations related to privacy, data protection, security requirements, data localization, or content restriction that could pose risks to our intellectual property, increase the cost of doing business in a country, subject us to greater risks of claims and enforcement actions by regulators or others, subject us and our current and potential customers to burdensome requirements, increase the chance that current and potential customers may be unable to use our products or may be required to lessen or alter how they use our products, or create other disadvantages to our business or negative impacts on our results of operations;
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
The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks could limit the future growth of our business. In particular, we are exposed to risks in China, which amounts to a significant part of both our short-term and long-term revenue growth plans. Our Chinese operations are substantially dependent on our relationships with Baidu and JD Cloud & AI, and due to economic and political challenges in servicing the Chinese market, the loss of this arrangement could have a significant adverse effect on our business and results of operations.
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
As discussed in greater detail below in our risk factors, in July 2020 the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield, and this decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Union to the United States. As a result of this uncertainty, our current and potential customers in the European Union may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential EU customers reducing their usage of our products, then our results of operations could be adversely impacted.
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our platform. In January, July, and September 2020, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.
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
Our current and potential future competitors include a number of different types of companies, including:
•on-premise hardware network vendors, such as Cisco Systems Inc., F5 Networks, Inc., Check Point Software Technologies Ltd., FireEye, Inc., Imperva, Inc., Palo Alto Networks, Inc., Juniper Networks, Inc., Riverbed Technology, Inc., and Broadcom Inc.;
•point-cloud solution vendors, including cloud security vendors such as Zscaler, Inc., Cisco Systems Inc. through Umbrella (formerly known as OpenDNS), and Menlo Security, Inc., content delivery network vendors such as Akamai Technologies, Inc., Limelight Networks, Inc., Fastly, Inc., and Verizon Communications Inc. through Edgecast, domain name system vendors services such as Oracle Corporation through DYN, NeuStar, Inc., and UltraDNS Corporation, and cloud SD-WAN vendors; and
•traditional public cloud vendors, such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud.
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
A majority of our revenue in the nine months ended September 30, 2020 was from contracted customers that were acquired through our inside and field sales teams. We expect this trend will continue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our platform and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, new sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a result of our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.

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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 1,191 employees as of September 30, 2019 to 1,697 employees as of September 30, 2020. We also have offices around the world, including offices in Beijing and Munich that we opened during 2018 and offices in Sydney and Lisbon that we opened in 2019. In 2020, we have opened offices in Tokyo and Paris. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
A significant part of our business strategy is to focus on long-term growth. For example, we increased our operating expenses to $108.4 million from $99.0 million in the three months ended September 30, 2020 and 2019, respectively, and increased our operating expenses to $315.2 million from $235.9 million in the nine months ended September 30, 2020 and 2019, respectively. In the three months ended September 30, 2020 and 2019 our net loss decreased to $26.5 million from $40.9 million, respectively, and in the nine months ended September 30, 2020 and 2019, our net loss increased to $85.3 million from $77.7 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our platform and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
Our Enterprise plan agreements and our Business plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise plan subscriptions and our Business plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our platform and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, the June 2019 route leak and July 2019, April 2020, and July 2020 outages triggered certain of these types of obligations. The impact of the June 2019 route leak and the July 2019, April 2020, and July 2020 outages did not have a material impact on our results of operations or financial condition; however, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
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
The industry in which we compete is characterized by rapid technological change, including frequent introductions of new products and services, evolving industry standards, changing regulations, and the development of novel cyber attacks by hostile parties, as well as changing customer needs, requirements, and preferences. Our need for continuous innovation is driven not only by competitive forces within our industry but also by our need to out-innovate the highly motivated third parties seeking to breach or compromise our network and those of our customers for economic, political, military, or other purposes.
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
Historically, the implementation period to start using our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan typically lasting less than one quarter. These implementation periods have remained generally consistent during the ongoing COVID-19 pandemic, subject to some modest lengthening of our average customer sales cycle since the pandemic began. As our business evolves, we are investing more resources into sales efforts directed to larger enterprises. These larger enterprises may undertake a significant evaluation and negotiation process, which could lengthen our sales cycle materially. The timing of sales to large customers can be more difficult to predict because of the length and unpredictability of the sales cycle for these customers. Our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our platform and products. Potential large customers often view the subscription to our products as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our platform and products prior to entering into or expanding a relationship with us.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the CJEU invalidated the U.S.-EU Privacy Shield in July 2020. The GDPR requires that certain mechanisms must be in place in order for the personal data of EU residents to be transferred to the United States for processing. The U.S.-EU Privacy Shield was one such mechanism. The CJEU’s decision also called into question the validity of the EU Standard Contractual Clauses (SCCs) — the other widely used mechanism for transferring data to the United States — due to concerns that the U.S. government’s laws and practices surrounding access to personal data transferred to the United States fall short of EU legal privacy requirements. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Union to the United States. The invalidation of the U.S.-EU Privacy Shield and the additional concerns raised about the SCCs will require us to identify different transfer mechanisms and/or change how we currently use SCCs in order to lawfully transfer certain personal data from the European Union to the United States. This could result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.

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
On November 3, 2020, California voters approved the California Privacy Rights and Enforcement Act (the CPRA), which is expected to go into effect on January 1, 2023. The CPRA significantly modifies the CCPA and further aligns California privacy laws with the GDPR. The approval of the CPRA introduces additional uncertainty to the California privacy landscape as the California legislature will be required to reconcile the CCPA with the CPRA, and the California Office of the Attorney General will need to provide additional regulatory guidance, as well as create a new data protection regulatory body, all of which will likely result in us incurring additional costs and expenses in an effort to comply with the evolving requirements.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of September 30, 2020, we had over 140 issued patents and over 75 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including Baidu and JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Additionally, in October 2015, the Organisation for Economic Co-Operation and Development (the OECD) released final guidance covering various topics, including transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities. In March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes tax on digital profits. We do not yet know the impact this proposal, if implemented, would have on our financial results. A number of other jurisdictions, including the United Kingdom, are considering enacting similar digital tax regimes. These efforts are alongside the OECD’s ongoing work, as part of its Base Erosion and Profit Shifting Action Plan, to issue a final report in 2021 that provides a long-term, multilateral proposal on taxation of the digital economy. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 10, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
The occurrence of any catastrophic event, including an earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, epidemic or pandemic diseases (such as the ongoing COVID-19 pandemic), cyber attack, war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the U.S. Pacific Northwest, both regions known for seismic activity, and we also have a second core co-location facility in Luxembourg. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
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
•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding 0.75% Convertible Senior Notes due May 2025 (the Notes);
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 82.4% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

We have broad discretion over the use of the net proceeds from our IPO and the issuance of the Notes, and we may not use them effectively.
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

In May 2020, we issued $575.0 million in aggregate principal amount of the Notes. The Notes are senior unsecured obligations of the Company and will mature on May 15, 2025, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated May 15, 2020 (the Indenture). The interest rate is fixed at 0.75% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: November 10, 2020	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2020	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)