Form 10-K
period 2020-12-31
Cloudflare, Inc.
filed 2021-02-25
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2020 as reported by the New York Stock Exchange on such date was approximately $4,336 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 12, 2021, 250,305,083 shares of the registrant's Class A common stock were outstanding and 58,520,694 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

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
•our ability to attract new paying customers, including large customers, or convert free customers to paying customers;
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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our Class A common stock involves numerous risks, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Below are summaries of some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
•The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will negatively impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
•We have a history of net losses and may not be able to achieve or sustain profitability in the future.
•We have experienced rapid revenue growth, which may not be indicative of our future performance.
•If we are unable to attract new paying and free customers, our future results of operations could be harmed.
•Our business depends on our ability to retain and upgrade paying customers and, to a lesser extent, convert free customers to paying customers, and any decline in renewals, upgrades, or conversions could adversely affect our future results of operations.
•If we are unable to effectively increase sales to large customers, or we fail to mitigate the additional risks associated with serving such customers, our business, results of operation, and financial condition may suffer.
•Activities of our paying and free customers or the content of their websites or other Internet properties, as well as our response to those activities, could cause us to experience significant adverse political, business, and reputational consequences with customers, employees, suppliers, government entities, and others.
•We face intense and increasing competition, which could adversely affect our business, financial condition, and results of operations.
•If we do not effectively expand, train, and retain our sales force, we may be unable to add new contracted customers, or increase sales to our existing customers and our business would be adversely affected.
•We rely on our key technical, sales, and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
•Our relatively limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
•Problems with our internal systems, networks, or data, including actual or perceived breaches or failures, could cause our network or products to be perceived as insecure, underperforming, or unreliable, our reputation to be damaged, and our financial results to be negatively impacted.
•If our global network that delivers our products or the core co-location facilities we use to operate our network are damaged or otherwise fail to meet the requirement of our business or local regulations, our ability to provide access to our network and products to our customers and maintain the performance of our network could be negatively impacted, which could cause our business, results of operations and financial condition to suffer.
•Detrimental changes in, or the termination of, any of our co-location relationships, ISP partnerships, or our other interconnection relationships with ISPs could adversely impact our business, results of operations, and financial condition.
•The actual or perceived failure of our products to block malware or prevent a security breach could harm our reputation and adversely impact our business, results of operations, and financial condition.

•Activities of our paying and free customers or the content of their websites and other Internet properties may violate applicable laws and/or our terms of service and could subject us to lawsuits, regulatory enforcement actions, and/or liability in various jurisdictions.
•Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations, and obligations could harm our business.
•Our network presence within China is dependent upon our commercial relationship with JD Cloud & AI, and any detrimental changes in, or the termination of, that relationship could jeopardize our ability to offer an integrated global network that includes China.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, and it may depress the trading price of our Class A common stock.
•Servicing our future debt, including our convertible senior notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

PART I

Item 1. Business
Overview
Cloudflare’s mission is to help build a better Internet.
In recent years, the technology industry has undergone a massive transition from on-premise hardware and software that customers buy, to services in the cloud that they rent. Organizations find themselves at different points in this transition to the cloud. Regardless of where organizations are in their transition, they all face a common set of challenges: they exist in a complex, heterogeneous infrastructure environment which exacerbates the fundamental problems of the Internet more than ever, and the on-premise hardware boxes that they once relied upon to solve these problems were never designed to work in such an environment. As more workloads move to the cloud, there is no point in installing additional hardware boxes on premise. An on-premise box will not solve the problems organizations now face. Nor can a business ship a hardware box to a cloud vendor. Even if they wanted to, there is literally no place to install such a box in the cloud.
The result is that a major architectural shift at the network layer is now underway. Previously, enterprises would often string together a diverse set of on-premise hardware boxes from different vendors to solve their network challenges. As these solutions move to the cloud, the network latency, support complexity, and cost of overhead makes stringing together multiple point-cloud solutions that only address a specific network need untenable. Customers are therefore looking to consolidate behind a single global cloud services provider.
Cloudflare is a global cloud services provider that delivers a broad range of services to businesses of all sizes and in all geographies—making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Our network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across on-premise, hybrid, cloud, and software-as-a-service (SaaS) applications. We serve comprehensive customer needs across security, performance, and reliability. As of December 31, 2020, more than 17% of the Fortune 1,000 were paying Cloudflare customers.
Our Network
We have built an efficient, scalable network that allows us to rapidly develop and deploy our products for our customers.

We created a network architecture that is flexible, scalable, and gets more and more efficient as it expands. We designed and built our network to be able to grow capacity quickly and inexpensively; to allow for every server, in every city, to run nearly every Cloudflare service; and to allow us to shift customers and traffic across our network efficiently. We refer to this architecture as “serverless” because it means we can deploy standard, commodity hardware, and our product developers and customers do not need to worry about the underlying servers. Our software is designed to manage the deployment and execution of our product developers’ code and our customers’ code across our network. Because we manage the execution and prioritization of code running across our network, it means that we are both able to improve the performance of our highest paying customers, and also effectively leverage idle capacity across our network. We have chosen to utilize this idle capacity to create a free tier of service—which has generated substantial global scale for us. In turn, this scale makes us attractive partners for Internet Service Providers (ISPs) globally, which reduces our co-location and bandwidth costs. As our network grows, these dynamics become even more powerful. Today, our network spans more than 200 cities in over 100 countries worldwide and interconnects with over 9,100 networks globally, including major ISPs, cloud services, and enterprises.

Growth Strategy
Key elements of our growth strategy include:
•Acquire New Customers: We believe that any person or business that relies on the Internet to deliver products, services, or content can be a Cloudflare customer. We plan to continue to grow our customer base across all of our offerings—free, pay-as-you-go, and contracted.
◦Free: We will continue to invest in awareness and functionality of our products to drive overall customer growth beyond the millions of Internet properties using Cloudflare today.
◦Pay-as-you-go and Contracted: We believe we have an opportunity to continue to grow our paying customer base, from small customers through to large contracted customers. In order to do this, we will continue to focus on growth in our pay-as-you-go channels by improving targeting and conversion as well as expanding our product offering. In addition, we intend to leverage our proven sales force to sell our products to larger contracted customers.

•Expand Our Relationships with Existing Customers: Customers expand their relationships with us by upgrading to premium plans, increasing their usage of our products, or adding products. Once a customer has adopted one product on our platform, it can easily add additional products with a single click.
•Develop New Products and Solutions: We continue to invest in new product development and building new solutions for our customers, and as we onboard more customers and more traffic on our network, our ability to identify promising new avenues for innovation improves. We have proven our ability to launch new products, having successfully brought many new products and product families to market. For example, in 2020 we announced a new suite of products called Cloudflare for Teams to protect the internal resources of organizations and more recently we announced our Cloudflare One solution that integrates many of our products to create a comprehensive security, performance, and reliability solution for our contracted customers.
•Extend Our Serverless Platform Strategy: We have seen a growing number of customers that have chosen to bring applications to market using Cloudflare Workers. This has opened up an entirely new market for us: storage and compute. Our Cloudflare Workers offering is attractive in the market for reasons of our architecture and the power of our network, and we believe adoption of Cloudflare Workers will continue to grow as we further invest in it.
Our Products
We deliver a suite of deeply integrated products that serve as a unified control plane for our customers. Customers can quickly and easily join Cloudflare by using just one of our products and expand over time by adding most products with a single click. Our integrated suite of products consists of (1) solutions for an organization's external-facing infrastructure (such as websites, apps, and APIs) to deliver security, performance, and reliability, (2) solutions to serve an organization's internal resources (such as internal networks and devices), (3) developer-based solutions, and (4) consumer offerings.
Cloudflare for External-Facing Infrastructure
Cloudflare offers a suite of products to help ensure that external-facing infrastructure (such as websites, applications, and APIs) that are exposed to the Internet are safe from attack, fast, and reliable.
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
•Intelligent Routing: Improves Internet performance by intelligently routing end users through less congested and more reliable paths over the Internet using our network (product known as “Cloudflare Argo Smart Routing”).
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
Cloudflare for Internal Infrastructure
Cloudflare provides a comprehensive, cloud-based network-as-a-service solution that is designed to be secure, fast, reliable, and define the future of the corporate network. Whereas some large companies had built their own proprietary networks to control and protect their employees working in virtual space, that model had significant limitations, including a price tag that was prohibitive for most companies and an inability to adapt well to increased use of mobile devices and remote work. By leveraging the public Internet, Cloudflare brings together in a single pane of glass how employees connect, on-ramps for branch offices, secure connectivity for applications, and controlled access to SaaS.

Broadly speaking, the Cloudflare internal infrastructure solution has two components: (i) on-ramps, which connect users, devices, or locations to Cloudflare's network; and (ii) filters, which are the products that protect, inspect, and privilege data.

On-ramps

These products connect a user, device, or location to Cloudflare's edge. This effectively enables Cloudflare to act as a secure WAN for all entities on a corporate network regardless what device they use or where they are located.
•Endpoint connectivity: Connects and routes traffic of end-user devices like phones and PCs to the Cloudflare network (product known as "Cloudflare Warp").
•IP connectivity: Extends the benefits of our network to customers' on-premise and data center networks (product known as "Cloudflare Magic Transit"). Magic Transit is deployed in front of an enterprise network and protects it at the IP layer from DDoS attacks and enables provisioning of a full suite of virtual network functions, including IP packet filtering and firewalling, load balancing, and traffic management tools.
•Physical Internet connectivity: Direct internet connectivity between on-premise network and Cloudflare wherever they are. Connection is offered either via a private network interconnect (PNI) or over an Internet Exchange (IX). (product known as “Cloudflare Network Interconnect” or “CNI”).
•Traffic acceleration: Intelligent routing of network traffic using our Cloudflare Argo Smart Routing product.

Filters

These products shield users from attacks, inspect traffic for threats, and apply privilege rules to grant access to data and applications.

•Identity and access management: Enforces zero trust application access based on identity (product known as “Cloudflare Access”)
• Traffic filtering: Filters all traffic crossing to devices to prevent malicious traffic reaching end-user devices (product known as “Cloudflare Gateway”)
• Network filtering: Cloud-based firewall enables administrators to set policies for all traffic entering and leaving the network (product known as “Cloudflare Magic Firewall”)
Developer-based Solutions
By leveraging our serverless platform, developers can build serverless applications that scale without needing to spend time and effort on infrastructure or operations. This enables them to deliver more performant applications that have instant global scale, all while improving their productivity. Our key serverless products include:
•Serverless Computing/Programmable Network: Allows developers to augment existing applications or create entirely new ones through a lightweight execution environment without configuring or maintaining infrastructure (product known as “Cloudflare Workers”).
•Website Development: Allows frontend developers to quickly and easily build, collaborate on, and deploy websites (product known as “Cloudflare Pages”).

• Domain Registration: Offers secure registration and management of domain names (product known as “Cloudflare Registrar”).
•Cloudflare Apps: Offers an open suite of tools which can be installed instantly with just a few clicks. We have further expanded our offering through Cloudflare Apps with Workers, which allows developers to package Cloudflare Workers, delivering new Cloudflare Workers-powered experiences to our customers.
•Analytics: Provides insights into the traffic of our customers’ Internet properties that are unique and proprietary to Cloudflare. We help our customers monitor threats, search for specific search engine crawlers, understand DNS query traffic, and analyze real time data traffic.
Consumer Offerings
Our consumer products make it easy for individuals to have a performant and secure Internet experience. Adoption of our consumer offerings makes our business offerings more powerful and adoption of our business offerings improves our consumer offerings. Our consumer offerings also have been an effective and differentiated marketing channel to increase the awareness of our brand. Our key consumer product offerings include:

•Consumer DNS Resolver: A consumer app that provides a fast and private way to browse the Internet (product known as "1.1.1.1"). 1.1.1.1 is a public DNS resolver, but unlike most DNS resolvers, we do not sell user data to advertisers. Our implementation of 1.1.1.1 makes it among the fastest resolvers available, and we support DNS over HTTPS (DoH) which encrypts and secures consumers’ DNS requests. In 2020, we launched an additional version of our consumer DNS resolver that adds a layer of protection to consumer home networks and protects them from malware and adult content (product known as "1.1.1.1 for Families").
•Consumer VPN: A VPN for consumers designed to secure and accelerate traffic on mobile devices (product known as "Warp"). The basic version of Warp is included as an option with the 1.1.1.1 App for free; and a premium version that accelerates a user's Internet access is available for purchase.

Our Customers

We view our approximately 3.5 million free and paying customers (excluding customers of our consumer offerings), which manage millions of Internet properties on our network, as part of a broad, global community.
As of December 31, 2020, we had over 111,000 paying customers across more than 170 countries. Our paying customer base is highly diversified across organizations of all sizes in every major industry vertical including technology, healthcare, financial services, consumer and retail, industrial, non-profit, and government. Our large customer count has increased from 294 as of December 31, 2018 to 526 as of December 31, 2019 to 828 as of December 31, 2020. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the definitions of our "paying customers" and "large customers."
No single customer accounted for more than 10% of our revenue in the years ended December 31, 2020, 2019, or 2018.

Initiatives We Support
In support of our mission, we have launched various initiatives to help build a better Internet, including:

•Project Galileo: Since 2014, we have equipped at-risk public interest groups with a set of our products at no cost to defend themselves against attacks that would otherwise censor their work. The nearly 1,400 recipients of services under Project Galileo include independent journalists reporting on repressive regimes, minority rights and arts groups in closed societies, and civil society organizations supporting democratic movements.

• Athenian Project: We created Athenian Project to ensure that state and local governments’ election websites have the highest level of protection and reliability for free. We have provided these benefits to more than 275 state and local election websites.
• Cloudflare for Campaigns: In January 2020, we announced the Cloudflare for Campaigns program that provides security services to help political campaigns in the United States and around the world defend against cyberattacks and election interference. We allow any eligible campaign to access a variety of our security services, including enhanced firewall protection, DDoS attack mitigation, as well as internal data management and security controls.
• Project Fair Shot: In January 2021, we announced Project Fair Shot to provide our new Waiting Room service for free to any government, municipality, hospital, pharmacy, or other organization responsible for distributing COVID-19 vaccines. Project Fair Shot is open to eligible organizations around the world and will remain free until at least July 1, 2021 or longer if there is still more demand for appointments for the vaccine than there is supply.
Our Technology
Our distributed and proprietary network is the core of our technology, and enables us to move data seamlessly from nearly any point on earth in a fast, efficient, and reliable manner. Our network has been built from the ground up as a single software stack we developed that runs our products in more than 200 cities and over 100 countries worldwide. This allows us to scale quickly while offering a wide range of products and simultaneously lowering operating expenses.

Efficient Serverless Network Design

We have developed a single software stack that is responsible for all of our products. We have been able to efficiently scale our network by building it with commodity hardware components that are powered by our proprietary software. This integrated stack has made scaling, debugging, optimizing, and operating our network and products easier and cheaper. It also allows us to deploy changes across our entire worldwide network in a matter of seconds. In addition, we embed encryption chips into the motherboards of our servers that are designed to preclude anyone else from running unauthorized software on our equipment. This allows us to securely and quickly expand our infrastructure far and wide in order to offer the best service and drive down operating costs.
Our serverless network design allows each individual machine in our global network to run our software suite and provide our products. We have built coordination software that ties together these thousands of machines into a single global network that allows us to efficiently route traffic to different physical locations and to individual machines. This enables us to maximize utilization of our commodity hardware and provide different service levels to different customers. It also allows our network to get more efficient and powerful as we add each incremental server, regardless of where it is located. Every time we add a server or add a new city, our entire network improves.

Network Flexibility

Our network and products are API-driven and designed for developers. We have an API-first mentality, which means anything a customer can do via our web interface can also be performed by our API. This allows our customers to easily embed our service in their own workflows. For example, a customer can use our web interface or API to change its custom configuration and that will be rolled out globally by our configuration software in seconds. This contrasts with many other vendors’ solutions where configuration changes can take hours and require professional services.
Our software is designed to spread loads dynamically across our entire distributed network depending on current network conditions and traffic priority. This enables us to deliver different quality of service depending on what customers pay us, ensuring our highest paying customers get the best performance and permitting us to serve our lower paying and free customers from excess capacity.
Given the distributed and highly efficient nature of our network, we can easily develop new features and products on our platform and deploy them without significant incremental costs. The flexibility of our serverless platform allows us to open it to third parties to write code directly on our network through our Cloudflare Workers product.

Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of our global network and products. Our R&D team's structure allows us to build a broad swath of products while continuing to innovate. One group works closely with our product management organization to improve, refine and expand our existing products. A second independent group builds greenfield opportunities that aim to expand our market and reach new markets. In addition, our research team is focused on ensuring that our network, products, and customers are secured with the latest cryptography.
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
We sell our Enterprise plan directly through our technically-oriented inside and field sales teams, and also indirectly through our ecosystem of partners. Our Enterprise plan customers, which we refer to as our contracted customers, typically are replacing on-premise hardware with cloud network services, or consolidating multiple existing cloud services onto one global cloud services provider with Cloudflare. For large contracted customers, our relationships often start with a portion of the customer’s overall network needs and expand over time as they consolidate other vendors’ services and increase their adoption of our products.
Marketing
Our marketing aims to clearly communicate the value of our offerings to a large and diverse set of global customers at scale. We drive organic awareness and adoption of our products by providing a free offering that enables millions of users to experience the benefits of our global network before they adopt our pay-as-you-go offerings or contract for our Enterprise plan. We engage with developers across blogs, social media, and other channels to help build our brand and visibility among technical communities. In addition, our consumer products, including 1.1.1.1 and Warp, provide an effective and differentiated marketing channel to expand the awareness of our brand.

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
Competition
We compete in the market for network services primarily across three categories:
•On-premise network hardware vendors such as Cisco Systems Inc., F5 Networks, Inc., Check Point Software Technologies Ltd., FireEye, Inc., Imperva, Inc., Palo Alto Networks, Inc., Juniper Networks, Inc., and Riverbed Technology, Inc and Broadcom Inc. We compete with these companies to provide security, performance, and reliability services. We believe we are positioned favorably against these vendors with our cloud-based, multitenant approach that is better suited to an increasingly cloud-based world and that allows customers to treat our services as operational as opposed to capital costs.
•Point-cloud solution vendors in various categories including cloud security vendors (such as Zscaler, Inc. and Cisco Systems, Inc. through Umbrella (formerly known as OpenDNS), and Menlo Security, Inc., CDN vendors (such as Akamai Technologies, Inc., Limelight Networks, Inc., Fastly, Inc., and Verizon Communications Inc. through Edgecast), DNS services vendors (such as Oracle Corporation through DYN, Neustar, Inc., and UltraDNS Corporation), and cloud SD-WAN vendors. These providers are all focused on delivering point-cloud solutions. However, customers are increasingly looking for an integrated infrastructure platform offering security, performance, and reliability through a single vendor.
•A subset of services provided by traditional public cloud vendors such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud. We believe customers want the ability to set a consistent policy across their on-premise, cloud, hybrid, and SaaS vendors, and be able to enforce that policy through an independent and integrated services provider. Customers are concerned about being locked in to any one public cloud provider. Our ability to efficiently and inexpensively move data between multiple clouds allows our customers to pick and choose the best from any cloud provider without fearing lock-in. Furthermore, unlike some public cloud providers, our business model aligns fully with the interests of our customers. We do not sell user data. We do not aim to compete with our customers.
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
•breadth of network and product features and continued innovation;
•integrated solutions across security, performance, and reliability;
•unified control plane across on-premise, cloud, hybrid, and SaaS infrastructure;
•performance, availability, and effectiveness;
•network scalability;
•total cost of ownership;
•ease of adoption and use;
•global network coverage;
•quality of customer support;
•programmability and extensibility of platform; and
•independence, reputation, and trust.

We believe that we are positioned favorably against our competitors based on these principal competitive factors.

Human Capital Resources
As of December 31, 2020, we had 1,788 full-time employees, including 666 employees located outside of the United States. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
We believe that attracting, motivating, and retaining talent at all levels is vital to our success. Our total rewards programs are built to engage employees, provide support, and encourage career best performance. Through programs that drive employee retention and engagement, we also improve our ability to support customers and protect the long-term interests of our stockholders. We provide our employees with competitive salaries, opportunities for equity ownership, and a comprehensive benefits package that promotes well-being across all aspects of their lives, including health care, life and disability insurance, financial savings, family forming and caregiving benefits, and flexible vacation time.

A healthy company culture has been a critical part of our success. In order to preserve our culture, we define performance by both results and behaviors. These behaviors are clearly defined, and we use them as part of our hiring, performance, and promotion decisions. We want everyone at Cloudflare to have the careers of their dreams so we invest in development opportunities, aligned with both behaviors and results, to build leadership skills across the company, at all levels.
We further believe that much of our innovation and success is rooted in the diversity of our teams and our commitment to inclusion. We remain committed to extending our diversity and inclusion initiatives across our global workforce. We value diversity at all levels and are committed to promoting the advancement of leaders from different backgrounds. We work with our managers to develop strategies for increasing the diversity of their teams and ensuring inclusion, equity, and fairness. We are focused on understanding our diversity and inclusion strengths and opportunities in order to execute a strategy to support further progress.
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights. As of December 31, 2020, we had 150 issued patents and 80 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. Our issued patents are scheduled to expire between 2030 and 2040, and cover various aspects of our network and products. In addition, we have registered “Cloudflare” as a trademark in the United States and other jurisdictions and we have filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Cloudflare” (including “Cloudflare.com”).
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
Additional Information
Our website is located at https://www.cloudflare.com, our investor relations website is located at https://cloudflare.NET, our news site is located at https://www.cloudflare.com/press, our corporate blog’s address is https://blog.cloudflare.com, our Twitter account is @Cloudflare, and our Instagram account is @cloudflare. We have used, and intend to continue to use, our website, investor relations website, news site, blog, and Twitter and Instagram accounts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements, and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread and which has mutated into new potentially more contagious variants, and the related adverse public health developments, including travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries, but the timing of administering these vaccines in countries around the world, and the long-term efficacy of these vaccines, remain uncertain. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of COVID-19, we activated our business continuity plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a fully remote working environment, and canceling participation in various industry events.
The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, the sales cycle for a new customer of our technology and services has lengthened since the beginning of the pandemic and could lengthen further, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. During the first quarter of 2020, we also experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights. The COVID-19 pandemic also presents challenges as substantially all of our workforce is currently working remotely and assisting new and existing customers who are also generally working remotely.
Any of the negative impacts of the ongoing COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed below in this Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. The full extent to which the COVID-19 pandemic will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
We have a history of net losses and may not be able to achieve or sustain profitability in the future.
We have incurred net losses in all periods since we began operations and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $119.4 million, $105.8 million, and $87.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, and as of December 31, 2020, we had an accumulated deficit of $420.5 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $431.1 million, $287.0 million, and $192.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
•our failure to educate our customers about our network and products;
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions or additional paid products and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans if they do not see the marginal value in paying for our higher-cost plans, thereby impacting our ability to increase revenue. Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade is justified by the additional functionality. For example, some of our paying customers may decide that our enterprise offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering. Our customers’ decision whether to upgrade their subscription is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
If we are unable to effectively increase sales to large customers, or we fail to mitigate the additional risks associated with serving such customers, our business, results of operation, and financial condition may suffer.
Our growth strategy is dependent, in large part, upon increasing sales to large customers. For our definition of “large customers,” see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Sales to large customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, including:
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
Historically, the implementation period to start using our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan typically lasting less than one quarter. These implementation periods have remained generally consistent during the ongoing COVID-19 pandemic, subject to some modest lengthening of our average customer sales cycle since the pandemic began. As our sales force targets an increasing number of large customers, these larger enterprises may undertake a significant evaluation and negotiation process, which could lengthen our sales cycle materially.
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners on account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether or when a sale to a prospective large customer will be completed and when revenue from a subscription will be recognized.
Further, our ability to improve our sales of products to large customers is dependent on us continuing to attract and retain sales personnel with experience in selling to larger enterprises. Also, because security breaches or a network outage with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. These additional risks can potentially act as a disincentive to our sales team’s pursuit of these large customers.
If we are unable to continue to increase sales of our products to large customers or we experience the risks described above in connection with increased sales to such customers, our business, results of operations, and financial condition could be adversely affected.
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
Conversely, actions we take in response to the activities of our paying and free customers, up to and including banning them from using our products, may harm our brand and reputation. Following the events in Charlottesville, Virginia, we terminated the account of The Daily Stormer. Similarly, following the events in El Paso, Texas, we terminated the account of 8chan. We received significant adverse feedback for these decisions from those concerned about our ability to pass judgment on our customers and the users of our network and products, or to censor them by limiting their access to our products, and we are aware of potential customers who decided not to subscribe to our products because of this.

Although offering a free plan for certain of our products is an important part of our business strategy, we may not be able to realize all of the expected benefits of this strategy and the costs and other detriments associated with our free plan could outweigh the benefits we receive from our free customers.
We have historically offered a free plan for certain of our products. We believe that this strategy is valuable to us and it is an important part of our overall business strategy. However, to the extent that we do not achieve the expected benefits of this strategy, our business may be adversely affected by the costs and detriments of making certain of our products available on a free basis. While we do not receive any revenue from our free customers, we bear incremental expenses and other liabilities as a result of our free customers’ continuing free access to our network and certain of our products. Adverse political, business, and reputational consequences associated with Internet properties we serve that are perceived as hostile, offensive, or inappropriate may also be disproportionately common among our free customers. The vast majority of our customers do not pay for our products. In addition, a substantial majority of our free customers historically have not converted to paying customers and we expect this will continue in the future.
We face intense and increasing competition, which could adversely affect our business, financial condition, and results of operations.
The markets for our network and products are intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent introductions of new, and improvements of, existing products. Our broad portfolio of products exposes us to competition from a large number of competitors in a number of different markets, including companies and their product and services offerings in, among others, virtual private networks, internal and external firewalls, web security (including web application firewalls and content filtering), distributed denial of service prevention, intrusion detection and prevention, application delivery controls, content delivery networks, domain name systems, advanced threat prevention, and wide area network (WAN) technology.
Our competitors provide both on-premises, appliance-based solutions, and cloud-based services that have functionality similar to our network and products. We expect competition to increase as other established and emerging companies and start-ups enter the markets for products and solutions for security, performance, and reliability, in particular with respect to cloud-based solutions, as customer requirements evolve and as new products, services, and technologies are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
Our potential competitors include large companies with substantial infrastructure, such as global telecommunications services provider partners and public cloud providers. These companies could choose to enter the markets for products and solutions for security, performance, and reliability, including by acquiring existing companies, developing their own internal solutions, or establishing cooperative relationships with businesses that may allow them to offer more comprehensive solutions or to offer solutions for lower prices or to adapt more quickly than us to new technologies and customer needs. Additionally, if an increasing portion of web content is housed on another company’s network or portions of the Internet are otherwise privatized, it could reduce the demand for our products and increase competitive pressure on us. These competitive pressures in our markets or our failure to compete effectively may result in price reductions, fewer subscriptions, reduced revenue and gross margin, increased net losses, and loss of market share.
Our current and potential future competitors include a number of different types of companies, including:
•on-premise hardware network vendors, such as Cisco Systems Inc., F5 Networks, Inc., Check Point Software Technologies Ltd., FireEye, Inc., Imperva, Inc., Palo Alto Networks, Inc., Juniper Networks, Inc., and Riverbed Technology, Inc., and Broadcom Inc.;
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
A majority of our revenue in the year ended December 31, 2020 was from contracted customers that were acquired through our inside and field sales teams. We expect this trend will continue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, new sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a result of our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 865 employees as of December 31, 2018, to 1,270 employees as of December 31, 2019, to 1,788 employees as of December 31, 2020. We also have offices around the world, including offices in Beijing and Munich that we opened during 2018 and offices in Sydney and Lisbon that we opened in 2019. In 2020, we opened offices in Paris, Tokyo and Toronto. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
Our future success is substantially dependent on our ability to attract, retain, and motivate the members of our management team and other key employees throughout our organization, particularly Matthew Prince, our Chief Executive Officer, and Michelle Zatlyn, our President and Chief Operating Officer. We rely on our leadership team in the areas of operations, security, marketing, sales, support, research and development, and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key employees could seriously harm our business.
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

A significant part of our business strategy is to focus on long-term growth. For example, in the year ended December 31, 2020 we increased our operating expenses to $436.8 million as compared to $331.5 million and $234.0 million in the years ended December 31, 2019 and 2018, respectively. In the year ended December 31, 2020 our net loss increased to $119.4 million from $105.8 million and $87.2 million in the years ended December 31, 2019 and 2018, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
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
We have limited experience with our pricing models, and we may not accurately predict the long-term rate of paying customer adoption or renewal or the impact these will have on our revenue or results of operations.
We generate revenue primarily from subscriptions to our network and products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products, particularly with respect to our newer products and solutions such as our recently announced Cloudflare for Teams and Cloudflare One. As the markets for our products mature, as we enter into newer product markets for our business, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
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
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as channel partners. Identifying partners, negotiating and documenting relationships with them, and maintaining APIs that some of our partners use to interact with our business, each require significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services over subscriptions to our products. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our network and products. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products or increased revenue.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support. Failure to maintain high-quality customer support could have an adverse effect on our business, results of operation, and financial condition.
We believe that the successful use of our network and products requires a high level of support and engagement for many of our customers, particularly our large customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our network and products, resolving performance issues, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber attacks and performance and reliability problems that may arise from time to time. The IT architecture of our contracted customers, particularly the larger organizations, is very complex and may require high levels of focused support to effectively utilize our network and products. Because our network and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our network and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with our international operations, including those associated with delivering support, training, and documentation in languages other than English.

Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition.
We also rely on channel partners in order to provide frontline support to some of our customers, including in regions where we do not have a significant physical presence or the customers primarily speak languages other than English. If our channel partners do not provide support to the satisfaction of our customers, we may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of support, generally at a higher cost than that associated with our channel partners. There can be no assurance that we will be able to hire sufficient support personnel as and when needed, particularly if our sales exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our network and products could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations, and financial condition, particularly with respect to our large customers.
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
•U.S., European, or other government certification and audit requirements potentially applicable to our network, including the Federal Risk and Authorization Management Program (FedRAMP) in the U.S., are often difficult and costly to obtain and maintain, and failure to do so will restrict our ability to sell to government customers;
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
By contrast, a significant majority of our costs are expensed as incurred, which occurs as soon as a customer starts using our network and products. As a result, an increase in customers could result in our recognition of more costs than revenue in the earlier portion of the subscription term. We may not attain sufficient revenue to maintain positive cash flow from operations or achieve profitability in any given period.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of our 0.75% Convertible Senior Notes due May 2025 (the Notes), the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of February 25, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
We rely on assumptions and estimates to calculate certain of our key business metrics, such as dollar-based net retention rate. We regularly review and may adjust our processes for calculating our key business metrics to improve their accuracy. For example, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, we announced a change in how we will calculate our key business metrics starting during 2020 so that they are now based on revenue instead of billings. For a discussion of the reasons for such change, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures and Key Business Metrics.” Our key business metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our key business metrics to be accurate representations of our business, or if we discover material inaccuracies in our key business metrics, our reputation, business, results of operations, and financial condition would be harmed.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. Although we currently anticipate that our existing cash, cash equivalents, and available-for-sale securities, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.
Risks Related to Our Network and Products
Problems with our internal systems, networks, or data, including actual or perceived breaches or failures, could cause our network or products to be perceived as insecure, underperforming, or unreliable, our reputation to be damaged, and our financial results to be negatively impacted.
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products may be disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. We also face the possibility of security threats from other sources, such as employee or contractor errors, or malfeasance. For example, hostile third parties, including nation-states, may seek to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products. While we have implemented security measures internally and have integrated security measures into our network and products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches, mitigate all security breaches, or protect against all attacks or incidents. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of malicious code on, unauthorized access to, or other security breach with respect to, this equipment could potentially impact all of our products running on this equipment. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, and the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately on our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during the ongoing COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
Additionally, in the absence of malicious actions, our network and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our network and products. In addition, deployment of our network and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our network and products are insecure, underperforming, or unreliable. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In July 2020, we experienced a configuration error in our backbone network that caused an outage for Internet properties and our products in certain areas lasting approximately 30 minutes. While the June 2019 route leak and the July 2019, April 2020, and July 2020 outages did not have a material impact on our results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future. We also provide frequent updates and fundamental enhancements to our network and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our network may not be sufficient to ensure we detect any such defects in a timely manner. For example, in February 2017, a bug in our software code that processes computer information requests was identified. Instead of the requested data, in certain circumstances this bug, which became known as “Cloudbleed,” caused our servers to output data that was not requested. The erroneous data output by our system included, but was not limited to, a portion of our customers’ secure data. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs, or that we will accurately route or process all requests and traffic on our network. Given the trillions of Internet requests that route through our network on a monthly basis and the large array of Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications) we service, the impact of any such error, failure, vulnerability, or bug can be large in terms of absolute numbers of affected requests and customers.
Problems with our network or systems, or those of our vendors, contractors, or those with which we have strategic relationships, could result in actual or perceived breaches of our or our customers’ networks and systems or data. Actual or perceived breaches or other security incidents from these or other causes could lead to claims and litigation, indemnity obligations, regulatory audits, proceedings, and investigations and significant legal fees, significant costs for remediation, the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate, or work around errors or defects, to address and eliminate vulnerabilities, and to address any applicable legal or contractual obligations relating to any actual or perceived security breach. They could damage our relationships with our existing customers and have a negative impact on our ability to attract and retain new customers. Because our business is focused on providing secure and high performing network services to our customers, we believe that our products and the networks and systems we use in our business could be targets for hackers and others, and that an actual or perceived breach of, or security incident affecting, our networks, systems, or data, could be especially detrimental to our reputation, customer and channel partner confidence in our solution, and our business. Additionally, our products are designed to operate without interruption, including up to a 100% uptime guarantee for our Business and Enterprise plans. If a breach or security incident were to impact the availability of our network and products, our business, results of operations, and financial condition, as well as our reputation, could be adversely affected.
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
If our global network that delivers our products or the core co-location facilities we use to operate our network are damaged, interfered with, or otherwise fail to meet the requirements of our business or local regulations, our ability to provide access to our network and products to our customers and maintain the performance of our network could be negatively impacted, which could cause our business, results of operations and financial condition to suffer.
As of December 31, 2020, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 200 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Additionally, the demands placed on our global network by the COVID-19 pandemic may further strain our network, which could lead to service disruptions. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. Co-location facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
If our customers’ or channel partners’ access to our network and products is interrupted or delayed for any reason, our business could suffer.
Any interruption or delay in our customers’ or channel partners’ access to our network and products will negatively impact our customers. Our customers depend on the continuous availability of our network for the delivery and use of our products, and our products are designed to operate without interruption, including up to 100% uptime guarantee for our Business and Enterprise plans. If all or a portion of our network were to fail, our customers and partners could lose access to the Internet until such disruption is resolved or they deploy disaster recovery options that allow them to bypass our network. The adverse effects of any network interruptions on our reputation and financial condition may be heightened due to the nature of our business and our customers’ expectation of continuous and uninterrupted Internet access and low tolerance for interruptions of any duration. While we do not consider them to have been material, we have experienced, and may in the future experience, network disruptions and other performance problems due to a variety of factors. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In addition, in July 2020, we experienced a configuration error in our backbone network that caused an outage for Internet properties and our products in certain areas lasting approximately 30 minutes.
The following factors, many of which are beyond our control, can affect the delivery, performance, and availability of our network and products:
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
•errors, defects, or performance problems in the software we use to operate our network and products and provide our related products to our customers;

•our customers’ or channel partners’ improper deployment or configuration of our customers' access to our network and products;
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
If our network and products do not interoperate with our customers’ internal networks and infrastructure or with third-party products, websites, or services, our network may become less competitive and our results of operations may be harmed.
Our network and products must interoperate with our customers’ existing internal networks and infrastructure. These complex internal systems are developed, delivered, and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products, and may be highly customized. We must be able to interoperate and provide products to customers with highly complex and customized internal networks, which requires careful planning and execution between our customers, our customer support teams and, in some cases, our channel partners. Further, when new or updated elements of our customers’ infrastructure or new industry standards or protocols are introduced, we may have to update or enhance our network to allow us to continue to provide our products to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our network and products, which could make it difficult for our network and products to function properly in customer internal networks and infrastructures that include these third-party products.

We may not deliver or maintain interoperability quickly or cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our network and products with our customers’ internal networks and infrastructures, our customers may not be able to fully utilize our network and products, and we may, among other consequences, lose or fail to increase our market share and number of customers and experience reduced demand for our products, which would materially harm our business, results of operations, and financial condition.
Because we provide some of our products through a reverse-proxy, which is a network arrangement in which Internet user requests initially are directed to our network’s servers rather than those of our customers, the source of some traffic may be difficult to ascertain. When they cannot identify the source of the traffic, some governments, third-party products, websites, or services may block our traffic or blacklist our IP addresses. If our customers experience significant instances of traffic blockages, they will experience reduced functionality or other inefficiencies, which would reduce customer satisfaction with our network and products and likelihood of renewal.
We rely on a limited number of suppliers for certain components of the equipment we use to operate our network and any disruption in the availability of these components could delay our ability to expand or increase the capacity of our global network or replace defective equipment.
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a single source to purchase the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts were completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, the ongoing COVID-19 pandemic has resulted, and we expect will continue to result in disruptions and delays for these components and the delivery and installation of such components at our co-location facilities. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
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
Companies are increasingly subject to a wide variety of attacks on their networks and systems, including traditional computer hackers; malicious code, such as viruses and worms; distributed denial-of-service attacks; sophisticated attacks conducted or sponsored by nation-states; advanced persistent threat intrusions; ransomware; phishing attacks and other forms of social engineering; employee, vendor, or contractor errors or malfeasance; and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees, or contractors. No security solution, including our products, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Accordingly, our security products may be unable to detect or prevent a threat until after our customers are impacted. As our products are adopted by an increasing number of enterprises, it is possible that the individuals and organizations behind cyber threats will focus on identifying ways to circumvent or defeat our security products. If our network is targeted by attacks specifically designed to disrupt it, it could create the perception that our security products are not capable of providing adequate security. As a provider of security products, any perceived lack of security to our network or any of our products could erode our customers’ and potential customers’ trust in our network and products. Moreover, a high-profile security breach of another cloud services provider could cause our customers and potential customers to lose trust in cloud solutions generally, and cloud-based products like ours in particular. Any such loss of trust could materially and adversely impact our ability to retain existing customers or attract new customers.
Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware, or experiences a security breach, they could be disappointed with our products, regardless of whether our security products are intended to block the attack or would have blocked the attack if the customer had properly configured our products or their network, or taken other steps within their control. For example, in April 2017, we published details of a web cache deception attack method that exploits the misconfiguration of websites to circumvent reverse-proxy systems such as ours. While the vulnerability associated with this attack method relates to misconfiguration of websites outside of our control, a customer experiencing a security event related to this vulnerability may nevertheless blame us or become dissatisfied with our products as a result. Additionally, if any enterprises that are publicly known to use our network and products are the subject of a cyber attack that becomes publicized, this could harm our reputation and our current or potential customers may look to our competitors for alternatives to our network and products.
From time to time, industry or financial analysts and research firms test our network and related security products against other security products. Our products may fail to detect or prevent threats in any particular test for a number of reasons, including misconfiguration. To the extent potential customers, industry or financial analysts, or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products do not provide significant value or provide less value than competitive solutions, our reputation and business could be materially harmed.
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
Our Enterprise plan agreements and our Business plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise plan subscriptions and our Business plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our network and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our network and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, the June 2019 route leak and July 2019, April 2020, and July 2020 outages triggered certain of these types of obligations. The impact of the June 2019 route leak and the July 2019, April 2020, and July 2020 outages did not have a material impact on our results of operations or financial condition; however, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
If our products do not obtain and maintain market acceptance, our ability to grow our business and our results of operations may be adversely affected.
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary certifications or adhere to standards established by third parties and may demand that they be provided a report from our auditors that we are in compliance. Although we currently have certain certifications such as SOC2 Type 1 and Type 2, SOC3, PCI DSS, and ISO 27001, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to the FedRAMP and Electronic Identification and Trust Services Regulation standards in the United States and the EU, respectively, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.

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
Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these forces on a timely basis and continue to introduce enhancements to our network and develop new products. If new technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently, more securely or reliably, or are higher performing, these technologies could render our network and existing products less attractive to our current and prospective future customers, or obsolete. The development of novel attacks or exploits by criminal or malicious elements or hostile state actors also could render our network and existing products less effective or obsolete. The success of our business depends on our continued investment in our research and development organization to increase the integrity, reliability, availability, and scalability of our products. We may experience difficulties with development, design, or marketing of such enhancements to our network and products that could delay or prevent their development, introduction, or implementation. We have in the past experienced delays in the planned expansion of our network and in our internally planned or publicly announced release dates of new products and new features and capabilities, and there can be no assurance that planned expansions of our network will occur on schedule and that new products, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition.
Risks Related to Legal, Tax, and Regulatory Matters
Activities of our paying and free customers or the content of their websites and other Internet properties may violate applicable laws and/or our terms of service and could subject us to lawsuits, regulatory enforcement actions, and/or liability in various jurisdictions.
Through our network, we provide a wide variety of products that enable our customers to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently and, in the future, may be subject to lawsuits and/or liability arising from the conduct of our customers. Additionally, the conduct of our customers may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites. A number of these lawsuits involve copyright infringement claims, and courts in Italy and Germany recently disagreed with our position and directed us to take action by removing access to content of certain sites on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and the EU is considering a new Digital Services Act and Digital Markets Act to update the rules governing digital services like ours, including replacing the eCommerce directive and imposing additional legal requirements on service providers. In addition, in 2019, the EU approved a copyright directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content), in Germany (extremist content), United Kingdom (online harms), Australia (violent content), and Singapore (online falsehoods), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
Our policies regarding user privacy could cause us to experience adverse business and reputational consequences with customers, employees, suppliers, government entities, and other third parties.
As a company, we strive to protect our customers’ privacy consistent with applicable law. Consequently, we generally do not provide personal information about our customers without legal process. In accordance with our contractual commitments to our customers, we may need to challenge legal process requesting disclosure of personal information where such requests are inconsistent with applicable data protection laws. In addition, from time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our network and products in a manner to permit access or monitoring. In light of our privacy commitments, we may legally challenge law enforcement requests to provide a feed of content transiting our network, to obtain encryption keys, or to modify or weaken encryption. We may face complaints from individuals who assert we have provided their information improperly to law enforcement or in response to third-party abuse complaints, despite policies we have in place to protect that information. To the extent that we do not provide assistance to or comply with requests from government entities or challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences. We may also face such adverse political, business, and reputational consequences to the extent that we provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. For example, we periodically receive requests for information purportedly originating from law enforcement agencies or pursuant to legal process, but which are fraudulent or improper attempts to cause us to reveal customer information. Any such disclosure could significantly and adversely impact our business and reputation.
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
Our business could be adversely impacted by changes in Internet access for our customers as a result of competitive behavior or laws specifically governing the Internet.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield in July 2020. The GDPR requires that certain mechanisms must be in place in order for the personal data of EU residents to be transferred to the United States for processing. The U.S.-EU Privacy Shield was one such mechanism. The CJEU’s decision also called into question the validity of the EU Standard Contractual Clauses (SCCs) — the other widely used mechanism for transferring data to the United States — due to concerns that the U.S. government’s laws and practices surrounding access to personal data transferred to the United States fall short of EU legal privacy requirements. Following the CJEU decision, the European Data Protection Board (EDPB) issued draft recommendations on the standards to be met for transfers of personal data from the European Union to the United States. In addition, the European Commission issued new draft SCCs to govern transfers of personal data to the United States. Following any issuance of final new SCCs, and in light of relevant regulatory guidance, we will need to identify different transfer mechanisms and/or change our use of SCCs in order to lawfully transfer certain personal data from the European Union to the United States. This could result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.

Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted legislation that is substantially consistent with the GDPR, with penalties for noncompliance of up to the greater of four percent of global revenues or £17.5 million. The European Commission and the United Kingdom government announced a Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the EU and the United Kingdom, but it remains to be seen how Brexit will impact the manner in which United Kingdom data protection laws or regulations will develop and how data transfers to and from the United Kingdom will be regulated and enforced in the longer term.
The number of data protection laws globally is rising as more countries, including India, Australia, New Zealand, Singapore, and Japan explore new or updated comprehensive data protection regimes. For example, Brazil’s comprehensive data protection law, the Lei Geral de Proteção de Dados (the LGPD) went into effect in 2020 and contains requirements for contractual guarantees that need to be in place for personal data to be processed outside Brazil and penalties may result in fines of up to 2% of the organization’s Brazilian revenue for the prior year, up to a total of 50 million reais (or approximately $9.3 million USD) per violation. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border data transfer limitations and evolving privacy, security, or data protection requirements.
In the United States, the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020 and accompanying regulations were issued by the California Office of the Attorney General in June 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. On November 3, 2020, California voters approved the California Privacy Rights and Enforcement Act (the CPRA), which is expected to go into effect on January 1, 2023. The CPRA significantly modifies the CCPA and further aligns California privacy laws with the GDPR. The approval of the CPRA introduces additional uncertainty to the California privacy landscape as the California legislature will be required to reconcile the CCPA with the CPRA, and the California Office of the Attorney General will need to provide additional regulatory guidance, as well as create a new data protection regulatory body, all of which will likely result in us incurring additional costs and expenses in an effort to comply with the evolving requirements.
We will need to closely monitor developments, including enforcement actions or private litigation under the LGPD, the CCPA, and other laws to determine if we will need to modify our data processing practices and policies, which may result in us incurring additional costs and expenses in an effort to comply.

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
Additionally, in October 2015, the Organisation for Economic Co-Operation and Development (the OECD) released final guidance covering various topics, including transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities. In March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes tax on digital profits. We do not yet know the impact this proposal, if implemented, would have on our financial results. A number of other jurisdictions, including the United Kingdom, are considering enacting similar digital tax regimes. These efforts are alongside the OECD’s ongoing work, as part of its Base Erosion and Profit Shifting Action Plan, to issue a final report in 2021 that provides a long-

term, multilateral proposal on taxation of the digital economy. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
Our results of operations may be harmed if we are required to collect sales and use, gross receipts, value-added, or similar taxes for our products in jurisdictions where we have not historically done so.
Sales and use, value-added, goods and services, and similar tax laws and rates vary greatly by jurisdiction. Our customers can be located in one jurisdiction, utilize our network and products through our network equipment in a different jurisdiction, and pay us from an account located in a third jurisdiction. This divergence, along with the jurisdiction-by-jurisdiction variance in tax laws, causes significant uncertainty in the tax treatment of our business. There is further uncertainty as to what constitutes sufficient physical presence or nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet, and there is also uncertainty as to whether our characterization of our network and products as not taxable in certain jurisdictions will be accepted by national, state, and local taxing authorities. In determining our tax filing obligations, management has made judgments regarding whether our activities in a jurisdiction rise to the level of taxability. These judgments may prove inaccurate, and one or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state and other tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Furthermore, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair may permit wider enforcement of sales tax collection requirements. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our network and products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our network and products, or otherwise harm our business, results of operations, and financial condition.
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
As of December 31, 2020, we had net operating loss carryforwards for U.S. federal income tax purposes of $448.7 million, net of uncertain tax positions, available to offset future U.S. federal taxable income that will begin to expire in 2029 for tax years beginning before December 31, 2017. Also as of December 31, 2020, we had net operating loss carryforwards for state income tax purposes of $215.8 million, net of uncertain tax positions, available to offset future state taxable income that will begin to expire in 2026. As of December 31, 2020, we had foreign tax credit carryforwards for federal income tax purposes of $1.8 million that will begin to expire, if not utilized, in 2025. Also as of December 31, 2020, we had federal research and development tax credit carryforwards of $8.2 million, net of uncertain tax positions, that will begin to expire in 2029 and state research and development tax credit carryforwards of $6.0 million, net of uncertain tax positions, that can be carried forward indefinitely.
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
Further, the Tax Act imposed limitations on the use of certain net operating losses; however, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was enacted in March 2020 in response to the COVID-19 pandemic, temporarily removes such limitations for years 2018 through 2020. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. Future regulatory guidance under the CARES Act (as well as under the Tax Act) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Our net operating loss carryforwards may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of net operating losses for taxable years 2020, 2021, and 2022 for many taxpayers. Net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which may adversely impact our business.
Risks Related to International Operations
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business and results of operations.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 49%, 50%, and 52% of our revenue from our international customers for the years ended December 31, 2020, 2019, and 2018, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 200 cities and over 100 countries worldwide as of December 31, 2020. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•political, economic, and social uncertainty, including the potential nationalization of key peering partners by foreign governments or political unrest that affects our ability to continue to work with particular peering partners, potential terrorist activities, and the unknown impact of regional or global health crises, or epidemic or pandemic diseases, such as the ongoing COVID-19 pandemic;
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
The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks could limit the future growth of our business. In particular, we are exposed to risks in China, which amounts to a significant part of both our short-term and long-term revenue growth plans. Our Chinese operations are substantially dependent on our relationships with JD Cloud & AI and, in the short term, Baidu, and due to economic and political challenges in servicing the Chinese market, the loss of this arrangement could have a significant adverse effect on our business and results of operations.
Geo-political events such as Brexit may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In particular, it is possible that the level of economic activity in the United Kingdom and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, data privacy, data protection, security, and employee relations, as a result of Brexit. Given the significance of our presence in the United Kingdom, such changes could be particularly costly and disruptive to our operations and business relationships. In addition, heightened use of trade restrictions such as tariffs or prohibitions on technology transfers to achieve diplomatic ends, including with respect to the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments, could impact our ability to conduct our business as planned.

As discussed in greater detail above in our risk factors, in July 2020, the CJEU invalidated the U.S.-EU Privacy Shield, and this decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Union to the United States. As a result of this uncertainty, our current and potential customers in the European Union may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in Europe reducing their usage of our products, then our results of operations could be adversely impacted. Further, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from the European Union to the United States. This could result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
Our business could be adversely impacted by the decision of foreign governments, Internet service providers, or others, to block transmission from Cloudflare IP addresses in order to enforce certain Internet content blocking efforts.
Some of our security products involve making origin IP addresses and other operational assets of our customers more difficult for cyber attackers to target. The evolving design of our network and products may create challenges for various organizations, including governments, that seek to block certain content based on IP address “black lists” or other mechanisms. This problem is exacerbated by the fact that a single Cloudflare IP address may be used for a number of Internet properties, and the Cloudflare IP used for any one Internet property may change over time. This means that efforts by ISPs to block a single domain name may end up blocking a number of other domains that share that Cloudflare IP address or domains that use that same Cloudflare IP address previously or subsequently. If these challenges become too difficult for those organizations to overcome, they could make the decision to block content in an overbroad manner or block completely websites and other Internet properties that are using our network and/or transmitted using known Cloudflare IP addresses. Some of these blocking efforts would be out of our control once they have been put in place and may limit our ability to provide our products on a fully global basis, which could reduce demand for our products among current or potential customers that are focused on the impacted regions or could otherwise adversely impact our business, results of operations, and financial condition.
Our network presence within China is dependent upon our commercial relationships with JD Cloud & AI, and, in the short term, Baidu, and any detrimental changes in, or the termination of, those relationships could jeopardize our ability to offer an integrated global network that includes China.
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our new commercial relationship with JD Cloud & AI and the continuation through June 30, 2021 of our historical commercial relationship with Baidu. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have strategic agreements with JD Cloud & AI and Baidu to provide solutions that accommodate the requirements imposed by Chinese regulations through JD Cloud & AI's and Baidu’s development and operation of facilities in China that are included as part of our network. Our agreement with JD Cloud & AI was announced in 2020 and the term of the agreement expires on April 1, 2023. There can be no assurance that we will be able to extend our agreement with JD Cloud & AI in the future or if any such extension would be available on comparable terms. Our existing agreement with Baidu expires on June 30, 2021 with respect to the inclusion of Baidu’s facilities in China as part of our network, and we do not expect that any further extension of the Baidu agreement will occur. Each of these agreements is subject to earlier termination by either party under certain circumstances such as the other party’s material breach. In addition, each of these agreements can be terminated by JD Cloud & AI or Baidu, as applicable, under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments.

Our customers that use our network presence in China through our JD Cloud & AI and Baidu commercial relationships are subject to Chinese laws and regulations of Internet infrastructure, traffic, and content. Under our agreements with JD Cloud & AI and Baidu, in some circumstances, these customers’ use of our Chinese network presence can be terminated if they violate these laws and regulations. The removal of our customers from our Chinese network presence could result in these customers deciding to terminate their overall relationship with us. In addition, any adverse publicity associated with the removal of some or all of our customers from our Chinese network presence as a result of the application of Chinese laws and regulations could cause us to experience adverse reputational and business consequences.

In addition, we currently are in the process of building out our new China network with JD Cloud & AI. If this build-up is interrupted or is not sufficiently completed prior to the termination of our access to the Baidu facilities, then our ability to provide China network services to our customers could become impaired and the resulting loss of utility to many of our customers could materially harm our business.

If our commercial relationship with JD Cloud & AI is terminated, identifying an alternative solution in China could be difficult, time-consuming, and expensive. Even if an alternative solution is identified, we cannot be certain that the economic terms or performance of any such alternative arrangement will be comparable to our existing relationship with JD Cloud & AI, which could materially negatively impact our financial results and customer satisfaction with such alternative arrangement. A lack of network presence in China would represent a significant loss of utility to many of our customers and could materially harm our business.
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

In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. In January, July, September, and December 2020, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.

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
In addition, various countries regulate the import of certain technologies and have enacted or could enact laws that could limit our ability to provide our products and operate our network or could limit our customers’ ability to access or use our network and products in those countries.

If we are found to have violated the U.S. or foreign laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may be materially and adversely affected through penalties, reputational harm, loss of access to certain markets, loss of customers, or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our network, products, or screening process, or changes in export, sanctions, and import laws, could delay the introduction and sale of subscriptions to our products in international markets, prevent customers in certain countries from accessing our network and products or, in some cases, prevent the provision of our network and products to certain countries, governments, persons, or entities altogether. Any decrease in our ability to sell our products could materially and adversely affect our business, results of operations, and financial condition.
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
Risks Related to Intellectual Property
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
Our agreements with certain of our customers or other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of our network and products or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. We have in the past been sued on the basis of alleged violation of intellectual property rights in the form of patents and trade secrets. Although we were successful in defending the claims to date, as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or our customers, we may incur significant legal expenses and have to pay damages, pay license fees and/or stop using technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, results of operations, and financial condition. We may also have to seek a license for the disputed technology. Such license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our network or products, which could negatively affect our business.
From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality, violation of applicable law, or failure to implement adequate security measures with respect to their data stored, transmitted, or accessed using our network and products. Our standard Enterprise plan agreements provide limited indemnification to our customers based on third-party claims related to our violation of intellectual property rights, and some of our Enterprise plan agreements offer indemnification for claims beyond that scope. The existence of such a dispute may have adverse effects on our customer relationship and reputation and we may still incur substantial liability related to them.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of December 31, 2020, we had 150 issued patents and 80 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including Baidu and JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or develop similar technologies and processes, in which case we would not be able to assert trade secret rights against them. Laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. We may not be effective in policing unauthorized use of our intellectual property rights, and even if we do detect violations, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and any such litigation could be unsuccessful, lead to the invalidation of our proprietary rights, or lead to counterclaims by other parties against us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our network and products, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our network and products and their features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.
We depend and rely upon software and technologies licensed from third parties to operate our business, and interruptions or the unavailability of these technologies may adversely affect our products, network, business, and results of operations.
We rely on software, services, and other technology from third parties that we incorporate into, or integrate with, our network and products. We also rely on software, services, and other technology from third parties in order to operate critical functions of our business, including enterprise resource planning and customer relationship management services. If the software, services, or other technology we rely on become unavailable due to extended outages, the third-party provider disabling our access, expiration or termination of licenses, or because they are otherwise no longer available on commercially reasonable terms, our expenses could increase, and our ability to operate our network, provide our products, and our results of operations could be impaired until equivalent software, technology, or services are obtained or replacements are developed, all of which could adversely affect our business.
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
Our network and products incorporate software licensed under open source licenses, including open source software included in software we receive from third-party commercial software vendors. Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, updates, or warranties, or other contractual protections regarding infringement claims or the quality of the software. In addition, the wide availability of source code incorporated in our products could allow hostile parties to more easily identify security vulnerabilities in our network and products. The terms of some open source licenses may provide that under certain conditions we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, including authorizing further modification and redistribution. In the event that certain portions of our proprietary software are determined to be subject to such requirements by an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our network or applicable products, or otherwise be limited in the licensing of our products, each of which provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our products, and could reduce or eliminate the value of our products. Because the terms of open source licenses are novel and have not been widely interpreted by courts, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or by third parties seeking to enforce the terms of open source licenses against us in a manner we do not anticipate. In addition, we voluntarily make available certain portions of our software on an open source basis to the public and such software could then be used by other companies to compete against us.
Any unanticipated disclosure of, or litigation regarding, our source code and any open source software incorporated into our source code could result in adverse judgments and liabilities, require us to reengineer all or a portion of our network and products, limit the marketing of our products, provide an advantage to our competitors or other entrants to the market, create new security vulnerabilities or highlight existing security vulnerabilities in our network and products, and reduce or eliminate the value of our network and products. We cannot assure you that our processes for controlling our use of open source software in our network and products will be effective.
Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
Prior to our initial public offering (IPO), there was no public market for shares of our Class A common stock. The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include:
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

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, and it may depress the trading price of our Class A common stock.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 79.0% of the voting power of our capital stock, with our co-founders together holding approximately 53.8% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We have broad discretion over the use of the net proceeds from our financing activities, and we may not use them effectively.
We cannot specify with any certainty the particular uses of the net proceeds that we received from our financing activities, including from our IPO and the issuance of the Notes, and our management has broad discretion in the application of the net proceeds. The failure by our management to apply these proceeds effectively could adversely affect our business, results of operations, and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.

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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our dual class common stock structure, which provides Mr. Prince and Ms. Zatlyn with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
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
Risks Related to our Outstanding Convertible Senior Notes
Servicing our future debt, including the Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

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
Transactions relating to the Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. The Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
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

General Risk Factors
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

We also maintain offices around the world including Austin, Texas; London, United Kingdom; Lisbon, Portugal; and Singapore to support our global team.

We lease all of our facilities and do not own any real property.
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
Future litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, see "Risk Factors - Activities of our paying and free customers or the content of their websites and other Internet properties could subject us to liability" and "We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters that, if resolved adversely, could have a material impact on our business, results of operations, or financial condition" and Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

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
Holders of Record
As of February 12, 2021, we had 441 holders of record of our Class A and Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 13, 2019 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2020 with (ii) the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor's Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on September 13, 2019 and the reinvestment of dividends. The graph uses the closing market price on September 13, 2019 of $18.00 per share as the initial value of our common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
Base Period 9/13/2019
9/30/2019
12/31/2019
03/31/2020
06/30/2020
09/30/2020
12/31/2020
Cloudflare
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period 9/13/2019	9/30/2019	12/31/2019	03/31/2020	06/30/2020	09/30/2020	12/31/2020
Cloudflare	$100.00	$103.17	$94.78	$130.44	$199.72	$228.11	$422.17
S&P 500 Index	100.00	98.98	107.43	85.94	103.09	111.82	124.89
S&P 500 Information Technology Index	100.00	99.44	113.36	99.51	129.47	144.56	161.21

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial and Other Data
The following selected consolidated financial and other data should be read in conjunction with the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2017, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$431,059	$287,022	$192,674	$134,915	$84,791
Cost of revenue(1)	101,055	63,423	43,537	28,788	23,962
Gross profit	330,004	223,599	149,137	106,127	60,829
Operating expenses:
Sales and marketing(1)	217,875	159,298	94,394	61,899	40,122
Research and development(1)	127,144	90,669	54,463	33,650	23,663
General and administrative(1)	91,753	81,578	85,179	20,308	14,073
Total operating expenses	436,772	331,545	234,036	115,857	77,858
Loss from operations	(106,768)	(107,946)	(84,899)	(9,730)	(17,029)
Non-operating income (expense):
Interest income	6,588	5,787	1,895	762	626
Interest expense	(24,964)	(1,112)	(992)	(862)	(654)
Other income (expense), net	171	(1,442)	(2,091)	115	(208)
Total non-operating income (expense), net	(18,205)	3,233	(1,188)	15	(236)
Loss before income taxes	(124,973)	(104,713)	(86,087)	(9,715)	(17,265)
Provision for (benefit from) income taxes	(5,603)	1,115	1,077	1,033	69
Net loss	$(119,370)	$(105,828)	$(87,164)	$(10,748)	$(17,334)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.40)	$(0.72)	$(1.08)	$(0.14)	$(0.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(2)	299,774	146,306	80,981	77,147	75,721
_______________
(1)Includes stock-based compensation expense as follows:
(2)Refer to Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of per share amounts.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of revenue	$1,225	$716	$119	$47	$64
Sales and marketing	16,019	8,709	979	488	381
Research and development	26,090	13,037	1,532	969	1,043
General and administrative	13,000	14,165	24,717	1,251	4,212
Total stock-based compensation expense	$56,334	$36,627	$27,347	$2,755	5,700

	December 31,
	2020	2019	2018	2017

	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, and available-for-sale securities	$1,032,096	$636,948	$160,657	$73,407
Working capital(1)	$988,577	$605,989	$135,358	$64,861
Property and equipment, net	$123,688	$101,466	$73,210	$51,423
Total assets	$1,380,651	$830,824	$298,380	$163,143
Deferred revenue, current and noncurrent	$56,836	$31,647	$17,037	$12,134
Redeemable convertible preferred stock	$—	$—	$331,521	$181,546
Accumulated deficit	$(420,520)	$(301,706)	$(195,878)	$(108,714)
Total stockholders’ (deficit) equity	$816,940	$725,828	$(113,505)	$(59,834)
_______________
(1)Working capital is defined as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the impact of the COVID-19 pandemic and those other factors discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year end is December 31.
Overview
Cloudflare’s mission is to help build a better Internet. We have built a global network that delivers a broad range of services to businesses of all sizes and in all geographies—making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Our network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across their on-premise, hybrid, cloud, and software-as-a-service (SaaS) applications.
Our Business Model
Our business model benefits from our ability to serve the needs of all customers ranging from individual developers to the largest enterprises, in a cost-effective manner. Our products are easy to deploy and allow for rapid and efficient onboarding of new customers and expansion of our relationships with customers over time. Given the large customer base we have and the immense amount of Internet traffic that we manage, we are able to negotiate mutually beneficial agreements with Internet Service Providers (ISPs) that allow us to place our equipment directly in their data centers, which drives down our bandwidth and co-location expenses. This symbiotic relationship that we have with ISPs and the efficiency of our serverless network architecture allows us to introduce new products on our network at low marginal cost.
We generate revenue primarily from sales to our customers of subscriptions to access our network and products. We offer a variety of plans to our free and paying customers depending on their required features and functionality.
•Pay-as-you-go customers. For our pay-as-you-go customers, we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Our Pro plan provides basic functionality to improve the security, performance, and reliability of applications, such as enhanced web application firewall and image and mobile optimization. Our Business plan includes additional functionality often required by larger organizations, including service level agreements of up to 100% uptime, dynamic content acceleration, and enhanced customer support. Our implementation period for pay-as-you-go customers is extremely short with most customers implementing our services within a matter of minutes. While our Pro and Business plans offer significant value to customers, customers can subscribe to add-on products and network functionality we offer to meet their more advanced needs. Our pay-as-you-go customers typically pay with a credit card on a monthly basis.
•Contracted customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan, have contracts that range from one to three years and are typically billed on a monthly basis. Our contracted customer sales cycle typically lasts less than one quarter. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and a smaller portion based on usage.
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
•Significant investment in ongoing product development. We invest significantly in research and development. Our focus on research and development allows us to continually enhance the capabilities and functionality of our global network with new products that are innovative and powerful and can be quickly adopted by our customers and helps us grow our free and paying customer base, which allows us to serve a greater portion of the world's Internet traffic. That in turn provides us with greater knowledge and insight into the challenges that Internet users face every day.
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
•Efficient go-to-market model. We have built an efficient go-to market model that reflects the flexibility and ease of use our products offers to our customers around the world. This has enabled us to acquire new customers as well as to expand within our existing customer base in a rapid, cost-effective manner. In particular, we have invested heavily in our contracted customer sales efforts.
◦New customer acquisition. We believe that any person or business that relies on the Internet to deliver products, services, or content can be a Cloudflare customer. As such, we are focused on driving an increased number of customers on our infrastructure platform to support our long-term growth. Through our pay-as-you-go offering, a customer can subscribe to one of our many plans and begin using our network within minutes, with minimal technical skill and no professional services. This has allowed us to acquire a large portion of paying customers very rapidly and at significantly lower customer acquisition costs. Additionally, we continue to invest to build our direct sales force and improve the sophistication of our sales operations.
◦Expansion of our existing customers. We believe that our network enables a large opportunity for growth within our existing customer base given the breadth of products we offer on our infrastructure platform. Our relationships with customers often start with servicing a portion of their overall network needs and expand over time as they realize the significant value we deliver. Once a customer has adopted one product on our network it can easily add additional products with a single click. As we add more products and functionality to our network, we see opportunities to drive upsell as customers seek to consolidate onto one infrastructure platform to meet all of their security, performance, and reliability network requirements.
◦International reach. Our global network, with a presence in more than 200 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 49%, 50% and 52% of our revenue in the years ended December 31, 2020, 2019, and 2018, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
Initial Public Offering
In September 2019, the Company completed an initial public offering (IPO) in which it issued and sold Class A common stock for net proceeds of $565.0 million, after deducting underwriting discounts and commissions and offering costs. Upon completion of the IPO, all of our outstanding redeemable convertible preferred stock was automatically converted into Class A common stock and Class B common stock. In addition, all of the outstanding warrants to purchase shares of our redeemable convertible preferred stock were automatically converted into outstanding warrants to purchase shares of Class B common stock, and all shares of Class B common stock held by former employees were automatically converted into Class A common stock.
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
COVID-19 Update

In early March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with nearly all countries and territories worldwide having confirmed cases of COVID-19, and a high concentration of cases in the United States and many other countries in which we and our customers, vendors, and partners operate. In addition, in early 2021, new potentially more contagious variants of the virus have emerged. The rapid spread of the virus and the new variants has resulted in authorities around the world periodically implementing and relaxing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures. The COVID-19 pandemic and these containment measures that have been in effect from time to time in various countries and territories have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies. Although vaccines for COVID-19 have been developed and are being administered in the United States and other countries, the timing of administering these vaccines in countries around the world, and the long-term efficacy of these vaccines, remain uncertain.

We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict. For example, after the initial spread of the pandemic during the spring of 2020, many countries began loosening containment measures in the summer, but the rapid escalation of infection rates, as well as the discovery of new variants of the virus, in North America, Europe, South Africa, and other regions during the fall and winter of 2020 and early 2021, has led, and is expected to continue to lead, to an increase in containment measures in certain of those countries and territories. As a result, the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The duration and severity of the economic downturn from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.

To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.

•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally during the spring of 2020, we activated our business continuity plan and transitioned our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. More recently, we have reopened, to a limited extent, most of our offices so that those of our employees who have difficult or challenging remote work circumstances are able to work from one of our offices located in jurisdictions that permit returns to offices and where we believe such a return to office can occur safely. Throughout the pandemic, our goal has been to ensure that our employees feel safe and secure, while having the flexibility and resources necessary to perform their jobs effectively. These efforts have included providing additional equipment to employees for working remotely and providing various benefits to promote our employees’ physical and mental well-being. We believe our employees have been able to remain productive during the COVID-19 pandemic and that our operations have not been materially impacted by our employees primarily working on a remote basis, but the continuation of the pandemic will place strains on our employees. As the progression of the pandemic continues, we will continue to monitor and follow guidance from authorities and health officials in the locations where we operate and modify our working environments around the world appropriately. To the extent current or future measures we implement result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition, and operating results could be materially and adversely affected.

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

•Our Network. The change in everyday behavior caused by the COVID-19 pandemic during the year ended December 31, 2020 has resulted in an increased reliance on the Internet, increased Internet traffic, and a geographic migration of Internet traffic from office-focused areas (like city centers and business parks) to more residential areas (like suburbs and outlying towns). We believe that traffic on the Internet, and on our network that we use to provide our products to our customers around the world, will remain elevated while the isolation mandates across the globe remain in place or where significantly greater numbers of workers continue to work remotely than was the case prior to the pandemic. Nevertheless, there is uncertainty about the impact on Internet traffic levels and work locations as the isolation mandates are periodically lifted and as more workers begin to return to working in office environments instead of remotely.

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

•Our Customers. The COVID-19 pandemic and the measures taken by governments around the world to contain the spread of COVID-19 are materially and adversely impacting many of our current and potential customers, and this impact could negatively impact our business and operations, results of operations, financial condition, and cash flows. During the first quarter of 2020, we experienced an increase in the sales cycle for our products with many customers. While we believe this increase could be a result of a number of factors, it is possible that the pandemic has contributed to the increase. Since the pandemic began, we also initially experienced an increase in the proportion of our pipeline of prospective future customers that was lost, as well as an increase during the year ended December 31, 2020 of new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights than was the case prior to the pandemic. Depending on the future progression of the pandemic, we also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and they could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. While we have sought to ameliorate these negative sales impacts through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment, there can be no assurance that these efforts will be successful.

For further discussion of the challenges and risks we confront related to the COVID-19 pandemic and otherwise, please refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, including the risk factor titled “The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will negatively impact our future business and operations, results of operations, financial condition and cash flows remain uncertain.”

Non-GAAP Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Gross profit	$330,004	$223,599	$149,137
Gross margin	77%	78%	77%
Loss from operations	$(106,768)	$(107,946)	$(84,899)
Non-GAAP loss from operations	$(33,892)	$(71,194)	$(57,035)
Operating margin	(25)%	(38)%	(44)%
Non-GAAP operating margin	(8)%	(25)%	(30)%
Net cash used in operating activities	$(17,129)	$(38,917)	$(43,281)
Net cash used in investing activities	$(515,273)	$(417,641)	$(120,795)
Net cash provided by financing activities	$504,912	$570,768	$168,621
Free cash flow	$(92,091)	$(96,196)	$(78,120)
Net cash used in operating activities (as a percentage of revenue)	(4)%	(14)%	(22)%
Free cash flow margin	(21)%	(34)%	(40)%
Paying customers	111,183	84,154	72,823
Paying customers (> $100,000 Annualized Revenue)	828	526	294

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network:

	Year Ended December 31,
	2020		2019		2018

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$218,191	51%	$144,575	50%	$92,652	48%
Europe, Middle East, and Africa	109,274	25%	68,418	24%	48,438	25%
Asia Pacific	76,177	18%	55,131	19%	38,851	20%
Other	27,417	6%	18,898	7%	12,733	7%
Total	$431,059	100%	$287,022	100%	$192,674	100%

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

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Loss from operations	$(106,768)	$(107,946)	$(84,899)
Add:
Stock-based compensation expense and related employer payroll taxes	63,516	36,627	27,347
Amortization of acquired intangible assets	3,081	125	517
Acquisition-related and other expenses	$6,279	$—	$—
Non-GAAP loss from operations	$(33,892)	$(71,194)	$(57,035)
Operating margin	(25)%	(38)%	(44)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(8)%	(25)%	(30)%
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

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Net cash used in operating activities	$(17,129)	$(38,917)	$(43,281)
Less: Purchases of property and equipment	(56,375)	(43,289)	(25,466)
Less: Capitalized internal-use software	(18,587)	(13,990)	(9,373)
Free cash flow	$(92,091)	$(96,196)	$(78,120)
Net cash used in investing activities	$(515,273)	$(417,641)	$(120,795)
Net cash provided by financing activities	$504,912	$570,768	$168,621
Net cash used in operating activities (as a percentage of revenue)	(4)%	(14)%	(22)%
Less: Purchases of property and equipment (as a percentage of revenue)	(13)%	(15)%	(13)%
Less: Capitalized internal-use software (as a percentage of revenue)	(4)%	(5)%	(5)%
Free cash flow margin	(21)%	(34)%	(40)%
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
Beginning with the quarter ended March 31, 2020, we transitioned the method for calculating our key business metrics from a billings-based methodology to a revenue-based methodology. We believe the change in methodology to GAAP-based metrics provides improved disclosures for our investors by better aligning our key business metrics with GAAP and our financial statements and will provide a better representation of these important components of our operating model and business performance as we continue to grow our business.
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 111,183, 84,154, and 72,823 for the three months ended December 31, 2020, 2019, and 2018, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 828, 526, and 294 for the three months ended December 31, 2020, 2019, and 2018, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended December 31, 2020, 2019, and 2018 were 119% for each of these periods.

Components of Our Results of Operations
Revenue
We generate revenue primarily from sales to our customers of subscriptions to access our network and products, together with related support services. Arrangements with customers generally do not provide the customer with the right to take possession at any time of our software operating our global network. Instead, customers are granted continuous access to our network and products over the contractual period. A time-elapsed output method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to subscription and support revenue is generally recognized on a straight-line basis over the contract term beginning on the date that the service is made available to the customer. Usage-based consideration is primarily related to fees charged for our customer’s use of excess bandwidth when accessing our network in a given period and is recognized as revenue in the period in which the usage occurs.
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
As our customers expand and increase the use of our global network and products driven by additional applications and connected devices, we expect that our cost of revenue will increase due to higher network and bandwidth costs and expenses related to operating in additional co-location facilities. However, we expect to continue to benefit from economies of scale as our customers increase the use of our global network and products. We intend to continue to invest additional resources in our global network and products and our customer support organizations as we grow our business. The level and timing of investment in these areas could affect our cost of revenue in the future.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. Our gross profit and gross margin have and are expected to continue to fluctuate from period to period due to the timing of acquisition of new customers and our renewals with existing customers, expenses related to operating in co-location facilities and network and bandwidth costs to operate and expand our global network, and amortization of costs associated with capitalized internal-use software. We expect our gross profit to increase in absolute dollars and our gross margin to remain consistent over the long term, although our gross margin could fluctuate from period to period depending on the interplay of all of these factors.
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
Research and Development
Research and development costs consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation expense, consulting costs, depreciation of equipment used in research and development, and allocated overhead costs. Research and development costs support our efforts to add new features to our existing offerings and to ensure the security, performance, and reliability of our global network. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our global network and products. However, we expect our research and development expenses to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of the discount and debt issuance costs on our $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due May 2025 (the Notes) that were issued in May 2020. Previously, interest expense consisted primarily of interest related to our built-to-suit lease financing obligation and interest on our notes payable.
Other Income (Expense), Net
Other income (expense), net consists primarily of gain on sale of property and equipment and foreign currency transaction gains and losses. The year ended December 31, 2019 also included expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability and its conversion upon the IPO.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Revenue	$431,059	$287,022	$192,674
Cost of revenue(1)	101,055	63,423	43,537
Gross profit	330,004	223,599	149,137
Operating expenses:
Sales and marketing(1)	217,875	159,298	94,394
Research and development(1)	127,144	90,669	54,463
General and administrative(1)	91,753	81,578	85,179
Total operating expenses	436,772	331,545	234,036
Loss from operations	(106,768)	(107,946)	(84,899)
Non-operating income (expense):
Interest income	6,588	5,787	1,895
Interest expense	(24,964)	(1,112)	(992)
Other income (expense), net	171	(1,442)	(2,091)
Total non-operating income (expense), net	(18,205)	3,233	(1,188)
Loss before income taxes	(124,973)	(104,713)	(86,087)
Provision for (benefit from) income taxes	(5,603)	1,115	1,077
Net loss	$(119,370)	$(105,828)	$(87,164)
_______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$1,225	$716	$119
Sales and marketing	16,019	8,709	979
Research and development	26,090	13,037	1,532
General and administrative	13,000	14,165	24,717
Total stock-based compensation expense	$56,334	$36,627	$27,347

	Year Ended December 31,
	2020	2019	2018
Percentage of Revenue Data:
Revenue	100%	100%	100%
Cost of revenue	23	22	23
Gross margin	77	78	77
Operating expenses:
Sales and marketing	51	56	49
Research and development	30	32	28
General and administrative	21	28	44
Total operating expenses	102	116	121
Loss from operations	(25)	(38)	(44)
Non-operating income (expense):
Interest income	2	2	1
Interest expense	(6)	—	(1)
Other income (expense), net	—	(1)	(1)
Total non-operating income (expense), net	(4)	1	(1)
Loss before income taxes	(29)	(37)	(45)
Provision for (benefit from) income taxes	(1)	—	1
Net loss	(28)%	(37)%	(46)%

Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Revenue	$431,059	$287,022	$144,037	50%
Revenue increased by $144.0 million, or 50%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 32% during the year ended December 31, 2020 as well as expansion within our existing paying customers, which was reflected by our dollar-based net retention rates ranging from 115% to 119% during the four quarters for the year ended December 31, 2020.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Cost of revenue	$101,055	$63,423	$37,632	59%
Gross margin	77%	78%
Cost of revenue increased by $37.6 million, or 59%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in the cost of revenue was primarily due to an increase of $12.6 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base as well as increased capacity to support our growth, an increase of $5.7 million related to the amortization of capitalized internal-use software costs and $3.0 million related to the amortization of acquired developed technology, an increase of $7.3 million in depreciation expense related to purchases of equipment located in co-location facilities, and an increase of $3.7 million in employee-related costs due to a 55% increase in headcount in our customer support and technical operations organizations. The remainder of the increase was primarily due to $3.7 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Sales and marketing	$217,875	$159,298	$58,577	37%
Sales and marketing expenses increased by $58.6 million, or 37%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by $48.2 million in increased employee-related costs due to a 46% increase in headcount in our sales and marketing organization, including an increase of $7.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $7.4 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $4.4 million in co-location and bandwidth expenses for free customers, an increase of $1.9 million in third-party technology services, and increased expenses of $1.8 million related to consulting and subscriptions, partially offset by a decrease of $5.2 million in travel-related costs due to the COVID-19 pandemic.
Research and Development

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Research and development	$127,144	$90,669	$36,475	40%
Research and development expenses increased by $36.5 million, or 40%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by $45.6 million in increased employee-related costs due to a 35% increase in headcount in our research and development organization, including an increase of $14.1 million in stock-based compensation expense and an increase of $5.7 million due to compensation-related payments to former S2 Systems Corporation (S2) employees in connection with the acquisition. The increase was partially offset by decreased expenses of $6.5 million as a result of increased capitalized internal-use software development costs and $2.5 million of decreased travel-related costs due to the COVID-19 pandemic.

General and Administrative

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
General and administrative	$91,753	$81,578	$10,175	12%

General and administrative expenses increased by $10.2 million, or 12%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by $11.3 million in increased employee-related costs due to a 42% increase in headcount in our general and administrative organization, including a decrease of $1.1 million in stock-based compensation expense, $5.9 million of increased expenses for insurance, fees, and taxes, and an increase of $1.7 million in third-party technology services costs. These increases were partially offset by $6.8 million of decreased professional fees for third-party accounting, consulting, and legal services and $1.0 million of decreased travel-related costs due to the COVID-19 pandemic.
Non-Operating Income (Expense)
Interest Income

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Interest income	$6,588	$5,787	$801	14%
Interest income increased by $0.8 million, or 14%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increases were primarily driven by a higher invested balance in cash and cash equivalents and available-for-sale securities.
Interest Expense

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Interest expense	$(24,964)	$(1,112)	$(23,852)	*
______________
* Not meaningful
Interest expense increased by $23.9 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily driven by the amortization of the discount, contractual interest expense, and amortization of debt issuance costs on the Notes.
Other Income (Expense), net

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Other income (expense), net	$171	$(1,442)	$1,613	(112)%
Other expense, net decreased by $1.6 million, or 112%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily driven by $1.3 million of decreased expense due to reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon the IPO during the year ended December 31, 2019, and by an increased income of $1.0 million mainly due to recognition of a research and development tax credit in the United Kingdom.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2020	2019	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$(5,603)	$1,115	$(6,718)	*
______________
* Not meaningful
We recorded an income tax benefit of $5.6 million during the year ended December 31, 2020 as compared to an income tax provision of $1.1 million for the year ended December 31, 2019. The change was primarily driven by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
Comparison of the Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Revenue	$287,022	$192,674	$94,348	49%
Revenue increased by $94.3 million, or 49%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 16% during the year ended December 31, 2019 as well as expansion within our existing paying customers, which was reflected by our dollar-based net retention rates ranging from 118% to 122% during the year ended December 31, 2019.

Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2019	2018	$	%

	(dollars in thousands)
Cost of revenue	$63,423	$43,537	$19,886	46%
Gross margin	78%	77%
Cost of revenue increased by $19.9 million, or 46%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in cost of revenue was primarily due to an increase of $7.5 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base as well as increased capacity to support our growth, an increase of
$3.5 million related to the amortization of capitalized internal-use software costs, an increase of $3.3 million in depreciation expense related to purchases of equipment located in co-location facilities, and an increase of $3.2 million in employee-related costs due to a 37% increase in headcount in our customer support and technical operations organizations. The remainder of the increase was primarily attributable to an increase of $0.9 million in payment processing fees and third-party technology services.

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
General and administrative expenses decreased by $3.6 million, or 4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily driven by $8.1 million of decreased professional fees for third-party accounting, consulting, and legal services, $5.6 million of decreased allocated overhead costs, and $0.8 million in decreased employee-related costs. The decrease in employee-related costs primarily consisted of $10.6 million in decreased stock-based compensation expense related to the secondary stock sales in 2018 described in Note 13 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2019, partially offset by a 56% increase in headcount in our general and administrative organization from December 31, 2018 to December 31, 2019, as well as increased stock-based compensation expense related to qualified event ("QE") options and QE RSUs with performance conditions that were satisfied upon our Class A common stock being listed on a public exchange and the effective date of our registration statement on Form S-1 filed with the SEC in connection with the IPO. These decreases were partially offset by $3.1 million of increased depreciation expense, $2.8 million of increased expenses for insurance, fees, and taxes, $1.7 million of increased third-party technology services costs, $1.7 million of increased company-wide event and travel-related costs, and $1.4 million of bad debt expense.
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

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

	(in thousands)
Consolidated Statements of Operations
Revenue	$61,727	$67,424	$73,941	$83,930	$91,250	$99,721	$114,162	$125,926
Cost of revenue(1)	14,360	14,832	16,033	18,198	20,821	24,164	27,005	29,065
Gross profit	47,367	52,592	57,908	65,732	70,429	75,557	87,157	96,861
Operating expenses:
Sales and marketing(1)	30,817	35,836	45,538	47,107	46,965	51,376	55,982	63,552
Research and development(1)	17,649	18,868	27,863	26,289	33,354	28,131	30,902	34,757
General and administrative (1)	16,048	17,659	25,593	22,278	26,181	20,754	21,525	23,293
Total operating expenses	64,514	72,363	98,994	95,674	106,500	100,261	108,409	121,602
Loss from operations	(17,147)	(19,771)	(41,086)	(29,942)	(36,071)	(24,704)	(21,252)	(24,741)
Non-operating income (expense):
Interest income	913	830	1,079	2,965	2,569	1,857	1,316	846
Interest expense	(273)	(290)	(407)	(142)	(67)	(5,007)	(9,828)	(10,062)
Other income (expense), net	(293)	(86)	(651)	(412)	485	(219)	(208)	113
Total non-operating income (expense), net	347	454	21	2,411	2,987	(3,369)	(8,720)	(9,103)
Loss before income taxes	(16,800)	(19,317)	(41,065)	(27,531)	(33,084)	(28,073)	(29,972)	(33,844)
Provision for (benefit from) income taxes	314	389	(212)	624	(338)	(1,938)	(3,504)	177
Net loss	$(17,114)	$(19,706)	$(40,853)	$(28,155)	$(32,746)	$(26,135)	$(26,468)	$(34,021)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

	(in thousands)
Cost of revenue	$32	$34	$397	$253	$267	$280	$311	$367
Sales and marketing	279	275	4,880	3,275	3,163	3,608	4,406	4,842
Research and development	417	406	7,801	4,413	6,090	5,374	6,749	7,877
General and administrative	329	329	9,833	3,674	3,377	3,187	3,279	3,157
Total stock-based compensation expense	$1,057	$1,044	$22,911	$11,615	$12,897	$12,449	$14,745	$16,243

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Percentage of Revenue Data
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	23	22	22	22	23	24	24	23
Gross profit	77	78	78	78	77	76	76	77
Operating expenses:
Sales and marketing	50	53	62	56	51	52	49	50
Research and development	29	28	38	31	37	28	27	28
General and administrative	26	26	34	27	29	21	19	19
Total operating expenses	105	107	134	114	117	101	95	97
Loss from operations	(28)	(29)	(56)	(36)	(40)	(25)	(19)	(20)
Non-operating income (expense):
Interest income	1	1	1	3	3	2	1	1
Interest expense	—	—	—	—	—	(5)	(8)	(8)
Other income (expense), net	—	—	(1)	—	1	—	—	—
Total non-operating income (expense), net	1	1	—	3	4	(3)	(7)	(7)
Loss before income taxes	(27)	(28)	(56)	(33)	(36)	(28)	(26)	(27)
Provision for (benefit from) income taxes	1	1	(1)	1	—	(2)	(3)	—
Net loss	(28)%	(29)%	(55)%	(34)%	(36)%	(26)%	(23)%	(27)%
Quarterly Revenue Trends
Our quarterly revenue increased sequentially in each of the quarters presented due primarily to increases in sales to new customers as well as increases in sales to existing customers.
Quarterly Cost of Revenue Trends
Cost of revenue increased sequentially in each of the quarters presented, consistent with the growth of revenue and primarily driven by expenses related to operating in co-location facilities, network and bandwidth costs, and related overhead costs for operating our global network to support the expanded adoption of our global network and products by existing and new customers.

Quarterly Gross Profit Trends

The overall increase in gross profit during the quarters presented was primarily due to increases in revenue, and was due in part to the increased efficiency of our network infrastructure and co-location facilities.
Quarterly Operating Expense Trends
Operating expenses generally have increased sequentially in the quarters presented primarily due to increases in headcount and other related expenses to support our growth. Sales and marketing expenses increased as we expanded our sales team to acquire new customers, and we intend to continue to make significant investments in our sales and marketing organization. We also intend to invest in research and development efforts to add new features and enhance the functionality of our existing global network and products, and to ensure the security, performance, and reliability of our global network and products. General and administrative expenses increased to a lesser extent as we continue to invest to support growth of the other organizations.
Research and development expense increased during the three months ended March 31, 2020 in absolute dollars and as a percentage of revenue, partly due to $5.7 million compensation-related payments to former S2 employees in connection with the acquisition. General and administrative expense also increased during the three months ended March 31, 2020 in absolute dollars and as a percentage of revenue, partly due to $1.7 million increased expenses for insurance after the Company's going public, and $1.2 million increase in bad debt expense from impacts related to COVID-19.
General and administrative expenses increased during the year ended December 31, 2019 due to costs related to preparing to be a public company. The increase in total operating expenses during the three months ended September 30, 2019 in absolute dollars and as a percentage of revenue is primarily due to cumulative stock-based compensation expense of $21.0 million for the QE Options for the service period rendered from the date of grant through the equity securities listing date and for the QE RSUs that vested in connection with the effective date of our registration statement on Form S-1 filed with the SEC in connection with the IPO.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products. In September 2019, we completed our IPO in which we issued and sold 40,250,000 shares of Class A common stock at a price per share to the public of $15.00. We received net proceeds of $565.0 million from sales of our shares in the IPO, net of underwriters' discounts and commissions. In May 2020, we issued $575.0 million aggregate principal amount of the Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total net proceeds, after deducting initial purchaser discounts and debt issuance costs, of $562.5 million.
As of December 31, 2020, we had cash and cash equivalents of $108.9 million, including $5.2 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash, highly liquid money market funds, and commercial paper. We also had available-for-sale securities of $923.2 million consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. As of December 31, 2020, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $420.5 million as of December 31, 2020 and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.

We believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of our global network and products, and the impact of the ongoing COVID-19 pandemic to our and our customers', vendors', and partners' businesses. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions and the length and severity of the COVID-19 pandemic. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash used in operating activities	$(17,129)	$(38,917)	$(43,281)
Net cash used in investing activities	$(515,273)	$(417,641)	$(120,795)
Net cash provided by financing activities	$504,912	$570,768	$168,621
Operating Activities
Net cash used in operating activities during the year ended December 31, 2020 was $17.1 million, which resulted from a net loss of $119.4 million, adjusted for non-cash charges of $163.3 million and net cash outflow of $61.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $56.3 million for stock-based compensation expense, $49.4 million for depreciation and amortization expense, $21.6 million for amortization of convertible note discount and issuance costs, $19.8 million for non-cash operating lease costs, $17.3 million for amortization of deferred contract acquisition costs, $3.4 million for provision for bad debt, partially offset by $6.1 million of deferred income taxes. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $36.3 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $33.0 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a 20.7 million decrease in operating lease liabilities, $13.9 million increase in prepaid expenses and other assets, partially offset by a $25.2 million increase in deferred revenue, and a $17.1 million increase in accrued expenses and other current liabilities.
Net cash used in operating activities during the year ended December 31, 2019 was $38.9 million, which resulted from a net loss of $105.8 million, adjusted for non-cash charges of $79.8 million and net cash outflow of $12.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $36.6 million for stock-based compensation expense, $29.5 million for depreciation and amortization expense, and $10.8 million for amortization of deferred contract acquisition costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $14.6 million increase in deferred revenue, and a $13.5 million increase in accounts payable, accrued expenses, and other liabilities, partially offset by a $20.1 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, an $11.2 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $9.2 million increase in prepaid expenses and other assets.
Net cash used in operating activities during the year ended December 31, 2018 was $43.3 million, which resulted from a net loss of $87.2 million, adjusted for non-cash charges of $55.5 million and net cash outflow of $11.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $27.3 million for stock-based compensation expense, $18.9 million for depreciation and amortization expense, and $7.1 million for amortization of deferred contract acquisition costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $14.8 million increase in accounts receivable, net which increased due to our growing customer base and timing of collections from our customers, a $12.2 million increase in deferred contract acquisition costs due to increased sales commissions due to the addition of new customers, a $6.3 million increase in prepaid expenses and other assets, partially offset by a $14.6 million increase in accounts payable, accrued expenses, and other liabilities, a $4.9 million increase in deferred revenue and a $2.2 million decrease in contract assets due to timing of invoicing.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2020 of $515.3 million resulted primarily from the purchases of available-for-sale securities of $1,267.0 million, capital expenditures of $56.4 million, the capitalization of internal-use software development costs of $18.6 million and cash paid for acquisitions, net of cash acquired of $13.9 million. These activities were partially offset by proceeds from maturities of available-for-sale securities of $840.2 million.
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
Financing Activities
Net cash provided by financing activities of $504.9 million during the year ended December 31, 2020 was primarily due to $575.0 million gross proceeds from issuance of the Notes, $10.9 million proceeds from issuance of common stock for employee stock purchase plan, and $7.7 million of proceeds from the exercise of vested and unvested stock options, partially offset by $67.3 million cash paid for the purchase of the capped calls related to the Notes, $12.5 million cash paid for issuance costs on the Notes, $8.1 million payment of tax withholding on RSU settlements, and $0.4 million of payments of tax withholding on common stock issued under employee stock purchase plan.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period as of December 31, 2020
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$17,621	$5,360	$6,492	$1,493	$4,276
Bandwidth and co-location commitments(2)	36,797	14,420	17,063	4,280	1,034
Operating lease obligations(3)	63,094	19,695	25,048	10,774	7,577
0.75% Convertible Senior Notes Due 2025	575,000	—	—	575,000	—
Interest obligations(4)	18,855	4,312	8,625	5,918	—
Other commitments(5)	2,187	2,187	—	—	—
Total	$713,554	$45,974	$57,228	$597,465	$12,887

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2020 as we had not yet received the related services.
(2)Long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2020.
(3)Office space and equipment under non-cancelable operating leases, primarily due to our headquarters in San Francisco, California and for our offices in Austin, Texas; San Jose, California; Miramar, Florida; London, United Kingdom; Lisbon, Portugal; and Singapore. Total payments listed represent total minimum future lease payments.
(4)Represents aggregate interest obligations for the Notes that are payable in cash, excluding non-cash amortization of debt issuance costs. For further details on our debt, refer to Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.
(5)Indemnity holdback consideration associated with the S2 acquisition. For further details on the S2 acquisition, refer to Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

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
In addition to the contractual obligations set forth above, as of December 31, 2020, we had $9.3 million recognized as total restricted cash on our consolidated balance sheets which consisted of $6.7 million in letters of credit outstanding in favor of certain landlords for office space and $2.6 million in short-term restricted cash, which primarily consisted of a payment obligation in connection with the acquisition of S2. The letters of credit renew annually and expire on various dates through 2028.
For additional discussion on our leases and other commitments, refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of February 25, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
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
Revenue Recognition
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve this standard, the Company applies the following five steps:
1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as the Company satisfies a performance obligation
The Company generates sales directly through its sales team and through its channel partners. Revenue from sales to channel partners are recorded once all revenue recognition criteria above are met. Channel partners generally receive an order from an end-customer prior to placing an order with the Company. Payment from channel partners is not contingent on the partner’s collection from end-customers. The Company’s performance obligation primarily consists of subscription and support services, as they are provided over the same service period.
Variable Consideration
If the Company’s services do not meet certain service level commitments, its customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of these forms of variable consideration to the extent that a significant reversal of cumulative revenue will not occur in a future period. The Company has historically not experienced any incidents that had a material impact on its consolidated financial statements. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements are not material during the periods presented. Usage-based consideration is primarily related to fees charged for the Company’s customer’s use of excess bandwidth when accessing the Company’s network in a given period and is recognized as revenue in the period in which the usage occurs.
Subscription and Support Revenue
The Company generates revenue primarily from sales to its customers of subscriptions to access its network and products, together with related support services. Arrangements with customers generally do not provide the customer with the right to take possession of the Company’s software operating its global network and products at any time. Instead, customers are granted continuous access to the Company’s global network and products over the contractual period. Access to the Company’s network and products is considered a monthly series comprising one performance obligation. A time-elapsed output method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to subscription and support revenue is generally recognized on a straight-line basis over the contract term beginning on the date that the Company’s service is made available to the customer. Usage-based consideration is primarily related to fees charged for the Company’s customer’s use of excess bandwidth when accessing the Company’s network and products in a given period and is recognized as revenue in the period in which the usage occurs.
The subscription and support term contracts for the Company’s contracted customers, typically range from one to three years. Most of the Company’s contracts with contracted customers are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if the Company fails to perform in accordance with the contractual terms. For the Company’s pay-as-you-go customers, which consist of customers that sign up for the Company's Pro or Business subscription plans through the Company's website (and which the Company previously referred to as self-serve customers), subscription and support terms are typically monthly.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of December 31, 2020, we had cash and cash equivalents of $108.9 million and available-for-sale securities of $923.2 million. The carrying amount of our cash equivalents approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In May 2020, we issued $575.0 million in aggregate principal amount of the Notes to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The Notes have a fixed annual interest rate; therefore, we do not have economic interest rate exposure on the Notes. We carry the Notes at face value less the unamortized debt discount and issuance costs on our consolidated balance sheets. Generally, the fair market value of the Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates.
We do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have a material impact on our consolidated financial statements.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the years ended December 31, 2020, 2019, and 2018 a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cloudflare, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of the FASB Accounting Standards Codification No. 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence over revenue

As discussed in Notes 2 and 3 to the consolidated financial statement, and disclosed in the consolidated statements of operations, the Company recorded $431.1 million of total revenues for the year-ended December 31, 2020. The Company’s revenue is generated from pay-as-you-go and contracted customers and is comprised of subscription fees to access its network and products, support services, and usage-based fees. The Company’s performance obligation primarily consists of subscription and support services, as they are provided over the same service period.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Specifically, challenging auditor judgment was required to evaluate the nature and extent of audit evidence obtained for revenue with contracted customers due to the nature of the revenue contracts.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue for contracted customers. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for contracted customers, including a control over the Company’s identification and evaluation of contract terms. For certain contracted customer agreements, we read a selection of contracts and evaluated the Company’s assessment of the contract terms impacting the timing of revenue recognition. For certain contracted customer transactions, we compared the amount of revenue recognized for consistency with the terms of the underlying documentation, including contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Santa Clara, California
February 25, 2021

CLOUDFLARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$108,895	$138,976
Available-for-sale securities	923,201	497,972
Accounts receivable, net	63,499	33,867
Contract assets	3,538	2,063
Restricted cash short-term	2,591	—
Prepaid expenses and other current assets	28,230	16,994
Total current assets	1,129,954	689,872
Property and equipment, net	123,688	101,466
Goodwill	17,167	4,083
Acquired intangible assets, net	2,800	31
Operating lease right-of-use assets	43,148	—
Deferred contract acquisition costs, noncurrent	44,176	25,184
Restricted cash	6,660	6,660
Other noncurrent assets	13,058	3,528
Total assets	$1,380,651	$830,824
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,485	$11,463
Accrued expenses and other current liabilities	45,627	28,314
Operating lease liabilities	17,717	—
Liability for early exercise of unvested stock options	8,603	13,263
Deferred revenue	54,945	30,843
Total current liabilities	141,377	83,883
Convertible senior notes, net	383,275	—
Build-to-suit lease financing obligation	—	10,506
Operating lease liabilities, noncurrent	27,309	—
Deferred revenue, noncurrent	1,891	804
Other noncurrent liabilities	9,859	9,803
Total liabilities	563,711	104,996
Commitments and contingencies (Note 8)
Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of December 31, 2020 and 2019; 249,401 and 87,072 shares issued and outstanding as of December 31, 2020 and 2019, respectively	249	87
Class B common stock; $0.001 par value; 315,000 shares authorized as of December 31, 2020 and 2019; 59,239 and 213,101 shares issued and outstanding as of December 31, 2020 and 2019, respectively	55	207
Additional paid-in capital	1,236,993	1,027,179
Accumulated deficit	(420,520)	(301,706)
Accumulated other comprehensive income	163	61
Total stockholders’ equity	816,940	725,828
Total liabilities and stockholders’ equity	$1,380,651	$830,824

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$431,059	$287,022	$192,674
Cost of revenue	101,055	63,423	43,537
Gross profit	330,004	223,599	149,137
Operating expenses:
Sales and marketing	217,875	159,298	94,394
Research and development	127,144	90,669	54,463
General and administrative	91,753	81,578	85,179
Total operating expenses	436,772	331,545	234,036
Loss from operations	(106,768)	(107,946)	(84,899)
Non-operating income (expense):
Interest income	6,588	5,787	1,895
Interest expense	(24,964)	(1,112)	(992)
Other income (expense), net	171	(1,442)	(2,091)
Total non-operating income (expense), net	(18,205)	3,233	(1,188)
Loss before income taxes	(124,973)	(104,713)	(86,087)
Provision for (benefit from) income taxes	(5,603)	1,115	1,077
Net loss	$(119,370)	$(105,828)	$(87,164)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.72)	$(1.08)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	299,774	146,306	80,981

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Net loss	$(119,370)	$(105,828)	$(87,164)
Other comprehensive income:
Change in unrealized gain on investments, net of tax	102	118	49
Other comprehensive income	102	118	49
Comprehensive loss	$(119,268)	$(105,710)	$(87,115)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable convertible preferred stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	152,022	$181,546	—	$—	79,116	$79	$48,907	$(108,714)	$(106)	$(59,834)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $25	13,636	149,975	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	5,481	6	4,406	—	—	4,412
Repurchases of unvested common stock	—	—	—	—	(36)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	6,906	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	—	1,415	—	—	1,415
Vesting of restricted common stock	—	—	—	—	75	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	27,614	—	—	27,614
Net loss	—	—	—	—	—	—	—	(87,164)	—	(87,164)
Other comprehensive income	—	—	—	—	—	—	—	—	49	49
Balance as of December 31, 2018	165,658	331,521	—	—	91,542	85	82,345	(195,878)	(57)	(113,505)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	40,250	40	—	—	565,001	—	—	565,041
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(165,658)	(331,521)	31,381	31	134,277	135	331,355	—	—	331,521
Conversion of redeemable convertible preferred stock warrants into common stock warrants and issuance of common stock upon net exercise of common stock warrants	—	—	—	—	174	—	3,135	—	—	3,135
Issuance of common stock in connection with acquisition	—	—	—	—	7	—	18	—	—	18
Issuance of common stock upon exercise of stock options	—	—	27	1	1,736	2	3,055	—	—	3,058
Repurchases of unvested common stock	—	—	—	—	(123)	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	902	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	—	3,668	—	—	3,668
Conversion of Class B to Class A common stock	—	—	15,414	15	(15,414)	(15)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	38,602	—	—	38,602
Net loss	—	—	—	—	—	—	—	(105,828)	—	(105,828)
Other comprehensive income	—	—	—	—	—	—	—	—	118	118
Balance as of December 31, 2019	—	—	87,072	87	213,101	207	1,027,179	(301,706)	61	725,828
Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	—	—	—	556	—	556
Issuance of common stock in connection with acquisition	—	—	107	—	—	—	1,821	—	—	1,821
Issuance of unvested restricted Stock in connection with acquisition	—	—	841	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	4,351	4	7,453	—	—	7,457
Repurchases of unvested common stock	—	—	(64)	—	—		—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	—	—	100	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	2	4,742	—	—	4,744
Issuance of common stock related to settlement of RSUs	—	—	487	—	2,446	3	(3)	—	—	—
Tax withholding on RSU settlement	—	—	(10)	—	(418)	—	(8,101)	—	—	(8,101)
Conversion of Class B to Class A common stock	—	—	160,341	161	(160,341)	(161)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	200,812	—	—	200,812
Purchases of capped calls related to convertible senior notes	—	—	—	—	—	—	(67,333)	—	—	(67,333)
Common stock issued under employee stock purchase plan	—	—	640	1	—	—	10,923	—	—	10,924
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)—CONTINUED
(in thousands)

Tax withholding on common stock issued under employee stock purchase plan	—	—	(13)	—	—	—	(376)	—	—	(376)
Stock-based compensation	—	—	—	—	—	—	59,876	—	—	59,876
Net loss	—	—	—	—	—	—	—	(119,370)	—	(119,370)
Other comprehensive income	—	—	—	—	—	—	—	—	102	102
Balance as of December 31, 2020	—	$—	249,401	$249	59,239	$55	$1,236,993	$(420,520)	$163	$816,940

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net loss	$(119,370)	$(105,828)	$(87,164)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	49,387	29,479	18,905
Non-cash operating lease costs	19,765	—	—
Amortization of deferred contract acquisition costs	17,324	10,821	7,060
Stock-based compensation expense	56,334	36,627	27,347
Amortization of debt discount and issuance costs	21,629	—	—
Net accretion of discounts and amortization of premiums on available-for-sale securities	1,642	(1,801)	(570)
Deferred income taxes	(6,145)	370	385
Provision for bad debt	3,368	2,488	1,080
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,517	1,220
Other	1	304	46
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(33,000)	(11,200)	(14,758)
Contract assets	(1,475)	(511)	2,158
Deferred contract acquisition costs	(36,315)	(20,065)	(12,235)
Prepaid expenses and other current assets	(11,634)	(7,621)	(5,942)
Other noncurrent assets	(2,268)	(1,575)	(352)
Accounts payable	1,690	(1,328)	4,386
Accrued expenses and other current liabilities	17,075	12,334	6,824
Operating lease liabilities	(20,718)	—	—
Deferred revenue	25,189	14,610	4,903
Other noncurrent liabilities	392	2,462	3,426
Net cash used in operating activities	(17,129)	(38,917)	(43,281)
Cash Flows From Investing Activities
Purchases of property and equipment	(56,375)	(43,289)	(25,466)
Capitalized internal-use software	(18,587)	(13,990)	(9,373)
Cash paid for acquisitions, net of cash acquired	(13,941)	—	—
Purchases of available-for-sale securities	(1,267,015)	(537,382)	(145,269)
Sales of available-for-sale securities	—	1,978	—
Maturities of available-for-sale securities	840,248	174,998	59,249
Other investing activities	397	44	64
Net cash used in investing activities	(515,273)	(417,641)	(120,795)
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock, net of issuance costs	—	—	149,975
Proceeds from initial public offering, net of underwriting discounts and commissions	—	570,544	—
Gross proceeds from issuance of convertible senior notes	575,000	—	—
Purchases of capped calls related to convertible senior notes	(67,333)	—	—
Cash paid for issuance costs on convertible senior notes	(12,542)	—	—
Proceeds from the exercise of stock options	7,457	3,058	4,412
Proceeds from the early exercise of stock options	241	2,909	14,525
Repurchases of unvested common stock	(157)	(283)	(65)
Payments on note payable	(200)	(255)	(356)
Proceeds from the issuance of common stock for employee stock purchase plan	10,923	—	—
Proceeds from build-to-suit lease financing obligation drawdown	—	63	130
Payments of deferred offering costs	—	(5,268)	—
Payment of tax withholding obligation on RSU settlement	(8,101)	—	—
Payment of tax withholding obligation on common stock issued under employee stock purchase plan	(376)	—	—
Net cash provided by financing activities	504,912	570,768	168,621
Net increase in cash, cash equivalents, and restricted cash	(27,490)	114,210	4,545
Cash, cash equivalents, and restricted cash, beginning of period	145,636	31,426	26,881
Cash, cash equivalents, and restricted cash, end of period	$118,146	$145,636	$31,426
The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,192	$786	$786
Cash paid for income taxes, net of refunds	$702	$1,042	$1,302
Cash paid for operating lease liabilities	$20,895	$—	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$3,423	$1,975	$267
Accounts payable and accrued expenses related to property and equipment additions	$3,052	$3,571	$5,757
Vesting of early exercised stock options	$4,744	$3,668	$1,415
Deferred offering costs, accrued but not paid	$—	$236	$—
Indemnity holdback consideration associated with business combinations	$2,187	$—	$—
Issuance of common stock related to an acquisition	$1,821	$—	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$9,893	$—	$—
Derecognition of build-to-suit lease	$9,886	$—	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$331,521	$—
Conversion of redeemable convertible preferred stock warrant liability reclassified to additional paid-in capital	$—	$3,135	$—
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Organization and Description of Business
Cloudflare, Inc. (the Company, Cloudflare, we, us, or our) has built a global network that delivers a broad range of network services to businesses of all sizes and geographies, making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Cloudflare provides businesses with a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across their on-premise, hybrid, cloud, and SaaS applications. The Company was incorporated in Delaware in July 2009. The Company is headquartered in San Francisco, California.
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
Initial Public Offering
In September 2019, the Company completed an initial public offering (IPO) in which it issued and sold Class A common stock for net proceeds of $565.0 million, after deducting underwriting discounts and commissions and offering costs. Upon completion of the IPO, all of the Company's outstanding redeemable convertible preferred stock was automatically converted into Class A common stock and Class B common stock. In addition, all of the outstanding warrants to purchase shares of the Company's redeemable convertible preferred stock were automatically converted into outstanding warrants to purchase shares of Class B common stock, and all of the shares of Class B common stock held by former employees was automatically converted into Class A common stock.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes to the consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of February 25, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company grants credit to its customers in the normal course of business. For the years ended December 31, 2020, 2019, and 2018, no customer accounted for more than 10% of the Company’s revenue. No customer represented 10% or more of accounts receivable, net as of December 31, 2020 and 2019.
Revenue Recognition
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve this standard, the Company applies the following five steps:
1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as the Company satisfies a performance obligation
The Company generates sales directly through its sales team and through its channel partners. Revenue from sales to channel partners are recorded once all revenue recognition criteria above are met. Channel partners generally receive an order from an end-customer prior to placing an order with the Company. Payment from channel partners is not contingent on the partner’s collection from end-customers. The Company’s performance obligation primarily consists of subscription and support services, as they are provided over the same service period.
Variable Consideration
If the Company’s services do not meet certain service level commitments, its customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of these forms of variable consideration to the extent that a significant reversal of cumulative revenue will not occur in a future period. The Company has historically not experienced any incidents that had a material impact on its consolidated financial statements. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements are not material during the periods presented. Usage-based consideration is primarily related to fees charged for the Company’s customer’s use of excess bandwidth when accessing the Company’s network and products in a given period and is recognized as revenue in the period in which the usage occurs.
Subscription and Support Revenue

The Company generates revenue primarily from sales to its customers of subscriptions to access its network and products, together with related support services. Arrangements with customers generally do not provide the customer with the right to take possession of the Company’s software operating its global network and products at any time. Instead, customers are granted continuous access to the Company’s global network and products over the contractual period. Access to the Company’s network and products is considered a monthly series comprising one performance obligation. A time-elapsed output method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to subscription and support revenue is generally recognized on a straight-line basis over the contract term beginning on the date that the Company’s service is made available to the customer. Usage-based consideration is primarily related to fees charged for the Company’s customer’s use of excess bandwidth when accessing the Company’s network and products in a given period and is recognized as revenue in the period in which the usage occurs.
The subscription and support term contracts for the Company’s contracted customers, typically range from one to three years. Most of the Company’s contracts with contracted customers are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause, if the Company fails to perform in accordance with the contractual terms. For the Company’s pay-as-you-go customers, which consist of customers that sign up for the Company's Pro or Business subscription plans through the Company's website (and which the Company previously referred to as self-serve customers), subscription and support terms are typically monthly.
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
Research and Development
The Company charges costs related to research, design, and development of products to research and development expense in the consolidated statements of operations as incurred. Research and development expenses support the Company's efforts to add new features to its existing offerings and to ensure the security, performance, and reliability of its global network. The majority of the Company's research and development expenses result from employee-related costs, including salaries, bonuses and benefits, consulting costs, depreciation of equipment used in research and development, and allocated overhead costs.
Advertising Expense
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expense for the years ended December 31, 2020, 2019, and 2018 was $25.0 million, $18.8 million, and $10.4 million, respectively.
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

Foreign Currency Remeasurement
The Company's functional currency of its foreign subsidiaries is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than the U.S. dollar of the Company's foreign subsidiaries are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations. The Company recognized remeasurement losses of $0.9 million, $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, and 2018, respectively.
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
Other-than-temporary impairment
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is temporary include the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No such impairment charges were recorded during the years ended December 31, 2020, 2019, and 2018.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is generally as follows:

Useful Lives
Servers—network infrastructure	4 years
Buildings	30 years
Office and computer equipment	3 years
Office furniture	3 years
Software	3 years
Leasehold improvements	Lesser of useful life or term of lease
Asset retirement obligation	Lesser of useful life or term of lease

Expenditures for maintenance and repairs are expensed as incurred.
Capitalized Internal-Use Software Development Costs
Certain development costs related to the Company’s global network and products during the application development stage are capitalized. Costs incurred in the preliminary stages of development are analogous to research and development activities and are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the consolidated statements of operations.
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
Convertible Senior Notes
The Company accounts for its 0.75% Convertible Senior Notes due May 2025 (the Notes) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was calculated by deducting the fair value of the liability component from the total principal of the convertible notes. The excess of the principal amount of the liability component over its book value (debt discount) is amortized to interest expense over the term of the Notes. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values. Issuance costs attributable to the liability component are being amortized over the contractual term of the Notes.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2020 and 2019, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The Company did not recognize any goodwill impairment charges for any of the periods presented.
Intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company estimates the useful life by estimating the expected period of economic benefit. The estimated useful life of the Company’s acquired developed technology intangible assets is two years.
Indefinite lived intangibles are assessed annually for impairment, which includes an assessment of whether there were any triggering events that required an impairment assessment of the Company’s definite lived intangible assets, and whether it was more likely than not that the Company’s indefinite lived intangible asset was impaired. The Company’s indefinite lived intangible assets arose from an asset acquisition in November 2017. As a result of acquiring assets the Company recognized $0.3 million of in-process research and development. The Company began amortizing the in-process research and development as developed technology in 2019. The Company performed an evaluation for impairment and determined there were no impairments for the years ended December 31, 2020, 2019, and 2018.
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
Operating Leases
The Company enters into lease arrangements for real estate assets related to office space and for co-location assets related to space and equipment located in co-location facilities. The Company determines if an arrangement is, or contains, a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration for a period of time. All of the Company's leases are classified as operating leases. At lease commencement, the Company recognizes right-of-use assets, operating lease liabilities, and operating lease liabilities, noncurrent in the Company’s consolidated balance sheets, with the exception of short-term leases with an original term of 12 months or less. Right-of-use assets represent the Company's right to use an underlying asset for the lease term including any renewal options that it is reasonably certain to renew. The Company generally uses the base, non-cancelable lease term when recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. Operating lease liabilities represent the present value of the Company's obligation to make payments arising from the lease. Right-of-use assets are initially measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives received, incurred or payable under the lease. Right-of-use assets are periodically reviewed for impairment. Lease liabilities are initially measured at the present value of total minimum lease payments not yet paid. As the implicit rate of the Company's leases is not determinable, the Company uses an incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments. Minimum lease payments consist of the fixed payments under the arrangement and variable payments that depend on an underlying index or rate, less any lease incentives such as tenant improvement allowances not yet received at commencement date. Variable lease costs that do not depend on an index or a rate are expensed as incurred and not included within the calculation of right-of-use assets and lease liabilities. The Company's operating lease arrangements contain both lease and non-lease components. At inception of an arrangement, the Company allocates the consideration to the lease and non-lease components and recognizes a right-of-use asset and corresponding lease liability for only the lease components. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. The Company considers its previously outstanding redeemable convertible preferred stock to be participating securities. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2020, 2019, and 2018 were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses. Prior to the completion of the IPO, there were no shares of Class A common stock issued and outstanding.
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
Segment and Geographic Information
The Company has one reportable and operating segment. Financial information about the Company’s operating segment and geographic areas is presented in Note 15 to these consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. The Company adopted the new standard beginning January 1, 2020 using the modified retrospective approach, electing the optional transition approach of not adjusting the comparative period financial statements for the impact of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard. In addition, the Company elected not to recognize lease liabilities and related right-of-use assets for leases that, at the lease commencement date, have a lease term of 12 months or less. Adoption of the new standard on January 1, 2020 resulted in the recognition of $50.0 million of operating lease right-of-use assets and $52.8 million of total operating lease liabilities on the Company's consolidated balance sheets. As part of the adoption, the Company also derecognized deferred rent of $2.8 million, primarily consisting of the noncurrent portion, net build-to-suit assets of $9.9 million, the build-to-suit lease financing obligation of $10.5 million, and recorded a cumulative-effect adjustment of $0.6 million to accumulated deficit as of January 1, 2020. Refer to Note 6 to these consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU changes the methodology for measuring credit losses and requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The Company adopted ASU 2016-13 effective January 1, 2020, noting no material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. This guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. For public business entities, it is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The Company adopted ASU 2018-15 effective January 1, 2020, noting no material impact on the Company’s consolidated financial statements.
In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU revises, and staggers, the effective dates for various major updates that have been issued since 2014 to alleviate the burden on both larger public companies as well as private companies, smaller public companies, not-for-profit organizations, and employee benefit plans. The Company adopted ASU 2019-10 effective January 1, 2020, noting no material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASC Topic 740). This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2020, noting no material impact on the Company’s consolidated financial statements.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the years ended December 31, 2020, 2019, and 2018.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Year Ended December 31,
	2020		2019		2018

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$218,191	51%	$144,575	50%	$92,652	48%
Europe, Middle East, and Africa	109,274	25%	68,418	24%	48,438	25%
Asia Pacific	76,177	18%	55,131	19%	38,851	20%
Other	27,417	6%	18,898	7%	12,733	7%
Total	$431,059	100%	$287,022	100%	$192,674	100%
The following table summarizes the revenue from contracts by type of customer:

	Year Ended December 31,
	2020		2019		2018

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$45,300	11%	$26,496	9%	$13,231	7%
Direct customers	385,759	89%	260,526	91%	179,443	93%
Total	$431,059	100%	$287,022	100%	$192,674	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2020, 2019, and 2018 the Company recognized revenue of $31.3 million, $16.8 million, and $11.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Beginning balance	$25,184	$15,940	$10,765
Capitalization of contract acquisition costs	36,316	20,065	12,235
Amortization of deferred contract acquisition costs	(17,324)	(10,821)	(7,060)
Ending balance	$44,176	$25,184	$15,940

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $383.5 million. As of December 31, 2020, the Company expected to recognize 75% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.

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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash, or available-for-sale securities as of December 31, 2020 and 2019.

(in thousands)					Reported as:
December 31, 2020	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash
Cash	$22,114	$—	$—	$22,114	$19,523	$—	$2,591
Level I:
Money market funds	71,038	—	—	71,038	64,378	—	6,660
Level II:
Corporate bonds	169,324	43	(26)	169,341	—	169,341	—
U.S. treasury securities	576,652	223	(4)	576,871	—	576,871	—
U.S. government agency securities	15,617	4	(1)	15,620	—	15,620	—
Commercial paper	186,363	—	—	186,363	24,994	161,369	—
Subtotal	947,956	270	(31)	948,195	24,994	923,201	—
Total assets measured at fair value on a recurring basis	$1,041,108	$270	$(31)	$1,041,347	$108,895	$923,201	$9,251

(in thousands)					Reported as:
December 31, 2019	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Long-term Restricted Cash
Cash	$24,631	$—	$—	$24,631	$24,631	$—	$—
Level I:
Money market funds	32,856	—	—	32,856	26,196	—	6,660
Level II:
Corporate bonds	84,054	22	(30)	84,046	—	84,046	—
U.S. treasury securities	311,083	151	(23)	311,211	—	311,211	—
U.S. government agency securities	95,380	17	—	95,397	22,549	72,848	—
Commercial paper	95,467	—	—	95,467	65,600	29,867	—
Subtotal	585,984	190	(53)	586,121	88,149	497,972	—
Total assets measured at fair value on a recurring basis	$643,471	$190	$(53)	$643,608	$138,976	$497,972	$6,660
As of December 31, 2020 and 2019, the Company had $6.7 million in the long-term restricted cash related to irrevocable standby letters of credit established according to the requirements under lease agreements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2020 and 2019. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $866.5 million and $450.2 million as of December 31, 2020 and 2019, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $56.5 million and $47.7 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, net unrealized gains on investments were $0.2 million net of tax and were included in accumulated other comprehensive income (loss) on the consolidated balance sheets. As of December 31, 2019, net unrealized gains on investments were $0.1 million net of tax and were included in accumulated other comprehensive income (loss) on the consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of December 31, 2020, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the Notes issued in May 2020 at face value less the unamortized discount and issuance costs on its consolidated balance sheets and presents that fair value for disclosure purposes only. As of December 31, 2020, the fair value of the Notes was $1,225.6 million. The fair value of the Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. Prior to the IPO, the Company's only Level III financial instruments were its redeemable convertible preferred stock warrants. Upon the completion of the IPO, the warrant to purchase shares of redeemable convertible preferred stock was converted into a warrant to purchase shares of Class B common stock. As a result, the warrant liability was remeasured and reclassified to additional paid-in capital within stockholders' equity (deficit). There were no financial instruments classified as Level III of the fair value hierarchy as of December 31, 2020 and December 31, 2019.

Note 5. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of a sales allowance and an allowance for doubtful accounts.
Activity in the allowance for doubtful accounts was as follows:

	December 31,
	2020	2019	2018

	(in thousands)
Beginning balance	$533	$160	$—
Provision for bad debt	3,368	2,488	1,080
Write-off of uncollectible accounts receivable	(2,198)	(2,115)	(920)
Ending balance	$1,703	$533	$160

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Prepaid expenses	$13,689	$10,913
Deposits	4,246	2,773
Other	10,295	3,308
Total prepaid expenses and other current assets	$28,230	$16,994
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Property and equipment:
Servers—network infrastructure	$108,988	$84,979
Buildings	—	13,035
Construction in progress	11,242	8,692
Capitalized internal-use software	49,618	31,171
Office and computer equipment	17,867	13,528
Office furniture	5,657	6,124
Software	1,808	1,025
Leasehold improvements	10,686	9,870
Asset retirement obligation	430	231
Gross property and equipment	206,296	168,655
Less accumulated depreciation and amortization	(82,608)	(67,189)
Total property and equipment, net	$123,688	$101,466
In connection with the adoption of ASC 842, the Company derecognized the building asset of $13.0 million as of January 1, 2020, which was initially recorded as a result of build-to-suit lease accounting and reclassified a portion of the balance, $1.6 million, to leasehold improvements. This amount reflects the lessee-owned assets of the construction project and is being depreciated over the remaining lease term. For further details on the adoption of ASC 842, refer to Note 2 to these consolidated financial statements.
Depreciation and amortization expense on property and equipment for the years ended December 31, 2020, 2019, and 2018 was $45.9 million, $29.4 million, and $18.4 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $12.6 million, $6.7 million, and $3.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Goodwill
As of December 31, 2020 and 2019, the Company's goodwill was $17.2 million and $4.1 million, respectively. During the year ended December 31, 2020, the Company recorded $13.1 million of goodwill in connection with the acquisition of S2 Systems Corporation (S2). For further detail on the acquisition, refer to Note 14 to these consolidated financial statements. No goodwill impairments were recorded during the years ended December 31, 2020 and 2019.

Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$2,800	$2,800
Total acquired intangible assets, net	$5,600	$2,800	$2,800

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$250	$219	$31
Total acquired intangible assets, net	$250	$219	$31
The Company recorded $5.6 million of developed technology in connection with the acquisition of S2 as of December 31, 2020. For further details on the acquisition, refer to Note 14 of these consolidated financial statements.
Amortization of acquired intangible assets for the years ended December 31, 2020, 2019, and 2018 was $3.1 million, $0.1 million, and $0.5 million, respectively.
As of December 31, 2020, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2021	$2,800
Total	$2,800
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Accrued compensation and benefits	$25,410	$14,970
Accrued expenses	6,916	5,331
Customer refunds and credits	1,548	3,328
Accrued co-location and bandwidth	5,205	2,696
Other	6,548	1,989
Total accrued expenses and other current liabilities	$45,627	$28,314
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following:

	December 31,
	2020	2019

	(in thousands)
Accrued taxes	$7,033	$4,862
Deferred rent	—	2,342
Other	2,826	2,599
Total other noncurrent liabilities	$9,859	$9,803

In connection with the adoption of ASC 842, the Company derecognized the deferred rent as of January 1, 2020. For further details on the adoption of ASC 842, refer to Note 2 to these consolidated financial statements.

Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 4.0 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 5.6 years. All of the Company's leases are classified as operating leases.
The Company also subleases one of its leased office spaces. The sublease has a remaining lease term of 0.4 years. Sublease income, which is recorded as a reduction of rent expense was $2.8 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively.
The components of lease cost related to the Company's operating leases included in the consolidated statements of operations were as follows:

Year Ended December 31,

2020
(in thousands)
Operating lease cost	$19,544
Sublease income	(2,829)
Total lease cost	$16,715
Variable lease cost and short-term lease cost for the year ended December 31, 2020 were not material.
As of December 31, 2020, the Company had $15.4 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheets. These operating leases will commence between January 2021 and October 2024 and have an average lease term of 3.5 years.
As of December 31, 2020, the weighted-average remaining term of the Company’s operating leases was 2.8 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.1%.

Maturities of the operating lease liabilities as of December 31, 2020 are as follows:

December 31, 2020
(in thousands)
2021	$18,750
2022	14,784
2023	8,357
2024	4,552
2025	557
Thereafter	92
Total lease payments	$47,092
Less: Imputed interest	$(2,066)
Total operating lease liabilities	$45,026
Prior to the Company's adoption of ASC 842, future minimum operating lease payments as of December 31, 2019 were as follows:

December 31, 2019
(in thousands)
2020	$18,618
2021	16,942
2022	12,423
2023	6,410
2024	4,474
Thereafter	10,304
Total lease payments	$69,171
The amounts above include the build-to-suit lease.
Prior to the Company's adoption of ASC 842, the Company recognized rent expense on a straight-line basis over the lease period. The difference between the rent paid and the straight-line rent was recorded as deferred rent, which was included in accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheets. Rent expense was $11.2 million for the year ended December 31, 2019.
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
(1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day;
(3) if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events.
In addition, if the Notes are converted prior to the maturity date following certain specified corporate events or because the Company issues a notice of redemption, the Company will increase the conversion rate for such Notes converted in connection with such a corporate event or during the related redemption period, as the case may be, in certain circumstances.
The circumstances described in (1) above were met during the fourth calendar quarter of 2020 and, as a result, the Notes are convertible at the option of the holder from January 1, 2021 and remain convertible until March 31, 2021.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by using an effective interest rate of 10.0%, which was determined by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option and recorded in additional paid-in capital was $205.3 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount represents a debt discount that is amortized to interest expense over the contractual term of the Notes.
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

The net carrying amount of the liability component of the Notes was as follows:

December 31, 2020
(in thousands)
Principal	$575,000
Unamortized debt discount	(184,674)
Unamortized debt issuance costs	(7,051)
Carrying amount of the liability component, net	$383,275

The net carrying amount of the equity component of the Notes was as follows:

December 31, 2020
(in thousands)
Proceeds allocated to the conversion option (debt discount)	$205,290
Less: allocated issuance costs	(4,478)
Carrying amount of the equity component, net	$200,812

Based on the closing price of the Company's common stock of $75.99 on December 31, 2020, the if-converted value of the Notes exceeded its principal amount by approximately $592.5 million. The remaining life of the Notes was approximately 53 months.

The following table sets forth total interest expense recognized related to the Notes:

Year Ended December 31,
2020

(in thousands)
Coupon interest expense	$2,707
Amortization of debt discount	20,616
Amortization of debt issuance costs	1,013
Total	$24,336

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
The Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the consolidated balance sheet as of December 31, 2020 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of December 31, 2020.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the consolidated statements of operations and as sales and marketing expense in the consolidated statements of operations for free customers. Such costs totaled $51.4 million, $37.0 million, and $27.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of December 31, 2020. For the lease components of co-location agreements, refer to Note 6 to these consolidated financial statements.

	Payments Due by Period as of December 31, 2020
	Total	2021	2022	2023	2024	2025	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$17,621	$5,360	$4,626	$1,866	$741	$752	$4,276
Bandwidth and other co-location related commitments(2)	36,797	14,420	11,769	5,294	2,194	2,086	1,034
Other commitments(3)	2,187	2,187	—	—	—	—	—
Total	$56,605	$21,967	$16,395	$7,160	$2,935	$2,838	$5,310
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2020 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2020.
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
The Company’s network and associated products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (OFAC). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit the Company’s ability to distribute its products.
Although the Company takes precautions to prevent its network and associated products from being accessed or used in violation of such laws, the Company may have inadvertently allowed its network and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanctions laws, including by users in embargoed or sanctioned countries, and the Company may have exported or allowed the download of certain software prior to making required filings with the U.S. Department of Commerce’s Bureau of Industry and Security. As a result, the Company has submitted to OFAC and to the Bureau of Industry and Security a voluntary self-disclosure concerning potential violations, and the Company has submitted a voluntary self-disclosure to the Census Bureau regarding potential violations of the Foreign Trade Regulations related to some incorrect electronic export information statements to the U.S. government for certain hardware exports, which were authorized. The voluntary self-disclosure to the Census Bureau was completed with no penalties in November 2019, and the voluntary self-disclosure to the Bureau of Industry and Security was completed with no penalties in June 2020. The voluntary self-disclosure to OFAC remains under review. If the Company is found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for the Company and for the individuals working for the Company. The Company may also be adversely affected through other penalties, reputational harm, loss of access to certain markets or otherwise. No loss has been recognized in the consolidated financial statements for this loss contingency as it is not probable a loss has been incurred and the range of a possible loss is not yet estimable.
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

Note 10. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of December 31, 2020 and 2019, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 249,401,232 and 87,071,783 shares of Class A common stock issued and outstanding as of December 31, 2020 and 2019, respectively. The number of shares of Class B common stock issued and outstanding was 59,238,742 and 213,101,364, as of December 31, 2020 and 2019, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of December 31, 2020 and 2019, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	December 31,
	2020	2019

	(in thousands)
Convertible senior notes	19,972	—
Stock options issued and outstanding	18,186	21,191
Remaining shares available for issuance under the 2019 Plan	24,539	29,048
Outstanding and unsettled restricted stock units (RSUs)	7,808	7,175
Shares available for issuance under the ESPP	5,230	5,870
Total shares of common stock reserved	75,735	63,284

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
In 2019, the Company's Board of Directors adopted and stockholders approved the 2019 Plan, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 for the IPO. The 2019 Plan provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, performance stock units, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. Except as otherwise indicated below, the maximum number of shares of Class A common stock that may be issued under the 2019 Plan will not exceed 66,661,953 shares of the Company's Class A common stock, which is the sum of (1) 29,335,000 new shares, plus (2) an additional number of shares of Class A common stock not to exceed 37,326,953, consisting of the total number of shares of Class A or Class B common stock subject to outstanding awards granted under the 2010 Plan that, on or after the 2019 Plan became effective, are canceled, expire, or otherwise terminate prior to exercise or settlement; are repurchased by the Company because of the failure to vest; or are forfeited, tendered to, or withheld by the Company (or not issued) to satisfy a tax withholding obligation or the payment of an exercise price, if any, as such shares become available from time to time. Stock-based awards under the 2019 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2019 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2029, in an amount equal to the least of (i) 29,335,000 shares, (ii) 5% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) a lesser number of shares determined by the compensation committee of the Company's Board of Directors prior to the applicable January 1. As of December 31, 2020, 1,710,189 stock options to purchase shares of Class A common stock and 4,152,972 shares of Class A common stock underlying RSUs have been granted under the 2019 Plan, and the number of shares of Class A common stock available for issuance under the 2019 Plan was 24,538,422.
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
The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2017	28,127	$1.62	8.5	$11,684
Options granted	10,527	$2.91
Options exercised	(12,387)	$1.53		$15,433
Repurchase of unvested shares	—
Options canceled/forfeited/expired	(1,180)	$2.24
Balances as of December 31, 2018	25,087	$2.18	8.4	$159,945
Options granted	394	$9.60
Options exercised	(2,665)	$2.24		$22,306
Repurchase of unvested shares	—
Options canceled/forfeited/expired	(1,625)	$2.35
Balances as of December 31, 2019	21,191	$2.30	7.4	$312,720
Options granted	1,710	$18.05
Options exercised	(4,451)	$1.73		$142,758
Repurchase of unvested shares
Options canceled/forfeited/expired	(264)	$2.61
Balances as of December 31, 2020	18,186	$3.92	7.0	$1,310,650
Vested and expected to vest as of December 31, 2020	18,186	$3.92	7.0	$1,310,650
Exercisable as of December 31, 2020	16,482	$2.47	6.8	$1,211,809
The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Year ended December 31,
	2020	2019	2018
Expected term (in years)	6.0	6.2	6.5
Expected volatility	40.3%	40.3%	43.5%
Risk-free interest rate	0.7%	2.3%	2.9%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019, and 2018 was $9.74, $4.10, and $1.38 per share, respectively.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 10,765,894 and 15,477,903 options that were unvested as of December 31, 2020 and 2019, respectively.
The total grant date fair value for vested options in the years ended December 31, 2020, 2019, and 2018 was $7.3 million, $5.2 million, and $3.4 million, respectively.
As of December 31, 2020 and 2019, there was $20.6 million and $15.8 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.6 years and 2.7 years, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of December 31, 2020 and 2019, the Company had $8.6 million and $13.3 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 3,871,772 and 5,945,083, respectively.
Restricted Stock and Restricted Stock Units
RSUs granted under the 2010 Plan generally vest upon the satisfaction of both a service-based vesting condition and a performance vesting condition, as defined below, occurring before these RSUs expire. RSUs granted under the 2019 Plan generally vest upon the satisfaction of a service-based vesting condition. The service-based vesting condition for employees under both the 2010 Plan and the 2019 Plan is typically satisfied over a four-year period, subject to remaining continuously employed. The performance vesting condition under the 2010 Plan was deemed satisfied upon the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the IPO.
In connection with the acquisition of S2, the Company issued 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the year ended December 31, 2020 and 2019, was $1.8 million and zero, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the year ended December 31, 2020 and 2019 was $5.6 million and zero, respectively. As of December 31, 2020 and 2019, the total unrecognized stock-based compensation expense related to unvested restricted stock was $8.8 million and zero, respectively. For further details on the S2 acquisition, refer to Note 14 to these consolidated financial statements.
RSU activity for the year ended December 31, 2020 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2019	6,508	$11.08
Granted - RSUs	4,153	$33.13
Granted - Restricted stock	949	$17.06
Vested - RSUs	(2,286)	$11.80
Vested - Restricted stock	(107)	$17.06
Forfeited	(588)	$13.18
Unvested as of December 31, 2020	8,629	$21.38
Vested and not yet released	21	$36.56
Outstanding as of December 31, 2020	8,650	$21.41
The total grant date fair value for vested RSUs were $27.0 million, $6.0 million, and zero for the years ended December 31, 2020, 2019 and 2018, respectively. The total stock-based compensation expense for RSUs were $39.6 million, $24.9 million, and zero for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the total unrecognized stock-based compensation expense related to RSUs was $141.8 million and $53.1 million, respectively, that is expected to be recognized over a weighted-average period of 3.5 years and 2.5 years, respectively.
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
As of December 31, 2020, 639,773 shares of Class A common stock have been purchased under the ESPP. As of December 31, 2020 and 2019, the total unrecognized stock-based compensation expense related to the ESPP was

$2.0 million and $1.0 million, respectively, that is expected to be recognized over a weighted-average period of 0.4 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Year ended December 31,
	2020	2019
Expected term (in years)	0.5	0.7
Risk-free interest rate	0.1%	1.8%
Expected volatility	63.1%	35.5%
Dividend yield	—	—
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Cost of revenue	$1,225	$716	$119
Sales and marketing	16,019	8,709	979
Research and development	26,090	13,037	1,532
General and administrative	13,000	14,165	24,717
Total stock-based compensation expense	$56,334	$36,627	$27,347

Note 12. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Common
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(70,955)	$(48,415)	$(18,259)	$(87,569)	$(87,164)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	178,189	121,585	25,243	121,063	80,981
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.40)	$(0.72)	$(0.72)	$(1.08)
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

	December 31,
	2020	2019	2018

	(in thousands)
Convertible senior notes	15,363	—	—
Shares subject to repurchase	3,872	5,945	6,738
Unexercised stock options	18,186	21,191	25,087
Unvested restricted stock and RSUs	8,629	6,508	—
Redeemable convertible preferred stock	—	—	165,658
Redeemable convertible preferred stock warrants	—	—	177
Vested and unreleased RSUs	21	—	—
Shares issuable pursuant to the ESPP	133	438	—
Total	46,204	34,082	197,660

Note 13. Income Taxes
The components of the Company's loss before income taxes for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Domestic	$(143,320)	$(117,401)	$(87,615)
Foreign	18,347	12,688	1,528
Total loss before income taxes	$(124,973)	$(104,713)	$(86,087)
The components of the Company's provision for (benefit from) income taxes for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Current expense:
Federal	$488	$391	$402
State	66	29	42
Foreign	769	325	248
Total current provision for income taxes	$1,323	$745	$692
Deferred expense (benefit):
Federal	(641)	—	(1)
State	(140)	—	—
Foreign	(6,145)	370	386
Total deferred provision for (benefit from) income taxes	$(6,926)	$370	$385
Total provision for (benefit from) income taxes	$(5,603)	$1,115	$1,077
A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Expected benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	—	—	—
Foreign income or losses taxed at different rates	7.5	0.6	(1.3)
Stock-based compensation	16.3	(1.2)	(5.5)
Change in valuation allowance	(39.4)	(20.5)	(14.0)
Withholding taxes	(0.4)	(0.4)	(0.5)
Miscellaneous permanent items	(0.5)	(0.6)	(1.0)
Total provision for (benefit from) income taxes	4.5%	(1.1)%	(1.3)%

In 2020, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. deferred tax assets, offset by the partial release of the U.S. valuation allowance in connection with the acquisition of S2, excess tax benefits from stock-based compensation deductions in the United Kingdom, and income tax expense from profitable foreign jurisdictions. In 2019 and 2018, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was also primarily due to the recording of a full valuation allowance on the Company's U.S. deferred tax assets and income tax expense from profitable foreign jurisdictions.

The components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$116,181	$53,536
Tax credit carryforwards	14,780	11,969
Operating lease liabilities	10,322	—
Stock-based compensation	10,118	6,852
Accrued expenses and reserves	2,615	1,988
Depreciation and amortization	4	85
Other	102	40
Gross deferred tax assets	154,122	74,470
Valuation allowance	(75,091)	(63,487)
Total deferred tax assets	$79,031	$10,983
Deferred tax liabilities:
Convertible senior notes	(43,889)	—
Right-of-use assets	(10,626)	—
Deferred commissions	(10,183)	(5,487)
Capitalized internal-use software	(7,405)	(4,668)
Depreciation and amortization	(1,326)	(1,149)
Other	(2)	(225)
Total deferred tax liabilities	$(73,431)	$(11,529)
Net deferred tax assets (liabilities)	$5,600	$(546)
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. Accordingly, there is no valuation allowance in the foreign jurisdictions. A full valuation allowance has been established in the U.S. and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. The valuation allowance as of December 31, 2020 and 2019 was $75.1 million and $63.5 million, respectively. The net change in the valuation allowance for the years ended December 31, 2020, 2019, and 2018 was an increase of $11.6 million, an increase of $25.6 million and an increase of $15.5 million, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in U.S. deferred tax assets from increased U.S. taxable loss, offset by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and convertible note deferred tax liability.
As of December 31, 2020 and 2019, the Company had net operating loss carryforwards for federal income tax purposes of $448.7 million and $221.5 million, net of uncertain tax positions, respectively. The federal net operating loss carryforwards for tax years before December 31, 2017 will expire, if not utilized, beginning in the year 2029. Under the Tax Cuts and Jobs Act (The Tax Act), the federal net operating loss carryforwards for tax years after December 31, 2017 are carried forward indefinitely but are limited to 80% of taxable income; however, the Coronavirus Aid, Relief and Economic Security Act (The CARES Act) temporarily removes such limitations for years 2018 through 2020. Federal research and development tax credit carryforwards as of December 31, 2020 of $8.2 million, net of uncertain tax positions, will expire, if not utilized, beginning in the year 2029.
In addition, as of December 31, 2020 and 2019, the Company had net operating loss carryforwards for state income tax purposes of $215.8 million and $104.7 million, net of uncertain tax positions, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2026. The Company had state research and development tax credit carryforwards as of December 31, 2020 of $6.0 million, net of uncertain tax positions. The state research and development tax credits do not expire.

As of December 31, 2020 and 2019, the Company had foreign tax credit carryforwards for federal income tax purposes of $1.8 million. The federal foreign tax credit carryforwards will expire, if not utilized, beginning in the year 2025.
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
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Balance as of the beginning of the period	$3,740	$2,549	$2,247
Increases for tax positions related to the prior year	396	—	—
Decreases for tax positions related to the prior year	(303)	(120)	(613)
Additions for tax positions related to the current year	1,849	1,311	915
Balance as of the end of the period	$5,682	$3,740	$2,549
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2020, $0.1 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $5.6 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not recognize any income tax expense related to interest and penalties in the years ended December 31, 2020, 2019, and 2018, respectively.
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

The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2020, the majority of the Company's foreign subsidiaries had no cumulative undistributed earnings and, as a result, there were no unrecorded deferred tax liabilities. The amount of undistributed earnings in the Company’s other foreign subsidiaries are immaterial.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $5.7 million was recognized as compensation expense on the acquisition date and $5.7 million was recorded as additional compensation expense during the year ended December 31, 2020. The remaining compensation amount of $8.9 million is being recognized over a future weighted-average period of 2.2 years subject to the recipients’ continued service with the Company.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Prepaid expenses and other current assets	$6
Developed technology	5,600
Goodwill	13,084
Total assets acquired	18,690
Accrued expenses and other current liabilities	(208)
Other noncurrent liabilities	(782)
Total purchase price	$17,700
A note payable of $0.2 million, included in accrued expenses and other current liabilities in the table above, assumed on the acquisition date, was paid off during the year ended December 31, 2020.
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of S2's technology with the Company's technology. A purchase accounting adjustment of $0.8 million to revise purchase consideration and goodwill was made during the year ended December 31, 2020.
This acquisition did not have a material impact on the Company’s consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.

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
Refer to Note 3 to these consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	December 31,
	2020	2019

	(in thousands)
United States	$79,078	$59,688
Rest of the world	44,610	41,778
Total property and equipment, net	$123,688	$101,466
No single country other than the United States accounted for more than 10% of total property and equipment, net as of December 31, 2020 and 2019.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
Code of Conduct
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees, which is available on our website at https://cloudflare.NET under "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-233296	4.1	August 15, 2019
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
4.3	Description of Capital Stock.	10-K	001-39039	4.3	March 4, 2020
4.4	Indenture, dated as of May 15, 2020, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	8-K	001-39039	4.1	May 15, 2020
4.5	Form of 0.75% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4).	8-K	001-39039	4.2	May 15, 2020
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1/A	333-233296	10.1	September 3, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-233296	10.2	September 3, 2019
10.3+*	2019 Employee Stock Purchase Plan, as amended, and related form agreements.
10.4+	2019 Executive Incentive Compensation Plan.	S-1/A	333-233296	10.4	September 3, 2019
10.5+	Change in Control and Severance Policy.	S-1/A	333-233296	10.10	September 3, 2019
10.6+	Offer Letter between the Registrant and Matthew Prince.	S-1/A	333-233296	10.6	September 3, 2019
10.7+	Offer Letter between the Registrant and Michelle Zatlyn.	S-1/A	333-233296	10.7	September 3, 2019
10.8+	Offer Letter between the Registrant and Thomas Seifert.	S-1/A	333-233296	10.8	September 3, 2019
10.9+	Offer Letter between the Registrant and Douglas Kramer.	S-1/A	333-233296	10.9	September 3, 2019
10.10	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of April 18, 2014.	S-1	333-233296	10.10	August 15, 2019
10.11	Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of November 1, 2017.	S-1	333-233296	10.11	August 15, 2019
10.12+	2010 Equity Incentive Plan and related form agreements.	S-1	333-233296	10.5	August 15, 2019
10.13	Form of Capped Call Transaction Confirmation.	8-K	001-39039	10.1	May 15, 2020
21.1	List of subsidiaries of the Registrant.	S-1	333-233296	21.1	August 15, 2019
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: February 25, 2021	By:	/s/ Matthew Prince
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

Signature	Title	Date

/s/ Matthew Prince	Chief Executive Officer and Chair	February 25, 2021
Matthew Prince	(Principal Executive Officer)

/s/ Thomas Seifert	Chief Financial Officer	February 25, 2021
Thomas Seifert	(Principal Financial Officer)

/s/ Paul Underwood	Chief Accounting Officer	February 25, 2021
Paul Underwood	(Principal Accounting Officer)

/s/ Michelle Zatlyn	Director	February 25, 2021
Michelle Zatlyn

/s/ Mark Anderson	Director	February 25, 2021
Mark Anderson

/s/ Maria Eitel	Director	February 25, 2021
Maria Eitel

/s/ Carl Ledbetter	Director	February 25, 2021
Carl Ledbetter

/s/ Stanley Meresman	Director	February 25, 2021
Stanley Meresman

/s/ Scott Sandell	Director	February 25, 2021
Scott Sandell

/s/ Katrin Suder	Director	February 25, 2021
Katrin Suder