Form 10-Q
period 2021-03-31
Cloudflare, Inc.
filed 2021-05-07
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 20, 2021, 256,263,064 shares of the registrant's Class A common stock were outstanding and 54,362,944 shares of the registrant's Class B common stock were outstanding.

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
SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our Class A common stock involves numerous risks, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Below are summaries of some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.
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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$187,476	$108,895
Available-for-sale securities	847,748	923,201
Accounts receivable, net	71,240	63,499
Contract assets	3,660	3,538
Restricted cash short-term	2,659	2,591
Prepaid expenses and other current assets	27,085	28,230
Total current assets	1,139,868	1,129,954
Property and equipment, net	135,795	123,688
Goodwill	17,167	17,167
Acquired intangible assets, net	2,100	2,800
Operating lease right-of-use assets	41,745	43,148
Deferred contract acquisition costs, noncurrent	48,982	44,176
Restricted cash	6,660	6,660
Other noncurrent assets	13,209	13,058
Total assets	$1,405,526	$1,380,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,475	$14,485
Accrued expenses and other current liabilities	24,022	20,217
Accrued compensation	31,724	25,410
Operating lease liabilities	17,990	17,717
Liability for early exercise of unvested stock options	7,517	8,603
Deferred revenue	66,418	54,945
Total current liabilities	168,146	141,377
Convertible senior notes, net	392,246	383,275
Operating lease liabilities, noncurrent	25,627	27,309
Deferred revenue, noncurrent	5,064	1,891
Other noncurrent liabilities	10,403	9,859
Total liabilities	601,486	563,711
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of March 31, 2021 and December 31, 2020; 255,958 and 249,401 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	256	249
Class B common stock; $0.001 par value; 315,000 shares authorized as of March 31, 2021 and December 31, 2020; 54,567 and 59,239 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	51	55
Additional paid-in capital	1,264,182	1,236,993
Accumulated deficit	(460,483)	(420,520)
Accumulated other comprehensive income	34	163
Total stockholders’ equity	804,040	816,940
Total liabilities and stockholders’ equity	$1,405,526	$1,380,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$138,055	$91,250
Cost of revenue	32,084	20,821
Gross profit	105,971	70,429
Operating expenses:
Sales and marketing	69,974	46,965
Research and development	39,527	33,354
General and administrative	27,724	26,181
Total operating expenses	137,225	106,500
Loss from operations	(31,254)	(36,071)
Non-operating income (expense):
Interest income	544	2,569
Interest expense	(10,234)	(67)
Other income, net	148	485
Total non-operating income (expense), net	(9,542)	2,987
Loss before income taxes	(40,796)	(33,084)
Benefit from income taxes	(833)	(338)
Net loss	$(39,963)	$(32,746)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	305,947	296,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(39,963)	$(32,746)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(129)	1,346
Other comprehensive income (loss)	(129)	1,346
Comprehensive loss	$(40,092)	$(31,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	249,401	$249	59,239	$55	$1,236,993	$(420,520)	$163	$816,940
Issuance of common stock upon exercise of stock options	321	1	926	1	7,963	—	—	7,965
Repurchases of unvested common stock	(60)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	35	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,030	—	—	1,031
Issuance of common stock related to settlement of RSUs	332	—	337	—	(1)	—	—	(1)
Tax withholding on RSU settlement	—	—	(6)	—	(530)	—	—	(530)
Conversion of Class B to Class A common stock	5,964	6	(5,964)	(6)	—	—	—	—
Stock-based compensation	—	—	—	—	18,727	—	—	18,727
Net loss	—	—	—	—	—	(39,963)	—	(39,963)
Other comprehensive income (loss)	—	—	—	—	—	—	(129)	(129)
Balance as of March 31, 2021	255,958	$256	54,567	$51	$1,264,182	$(460,483)	$34	$804,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	87,072	$87	213,101	$207	$1,027,179	$(301,706)	$61	$725,828
Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	—	556	—	556
Issuance of common stock in connection with acquisition	107	—	—	—	1,104	—	—	1,104
Issuance of unvested restricted stock in connection with acquisition	841	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,503	1	2,674	—	—	2,675
Repurchases of unvested common stock	(29)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	15	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,222	—	—	1,223
Issuance of common stock related to settlement of RSUs	32	—	1,123	1	(1)	—	—	—
Tax withholding on RSU settlement	(11)	—	(397)	—	(7,115)	—	—	(7,115)
Conversion of Class B to Class A common stock	66,610	67	(66,610)	(67)	—	—	—	—
Stock-based compensation	—	—	—	—	13,481	—	—	13,481
Net loss	—	—	—	—	—	(32,746)	—	(32,746)
Other comprehensive income	—	—	—	—	—	—	1,346	1,346
Balance as of March 31, 2020	154,622	$154	148,735	$143	$1,038,544	$(333,896)	$1,407	$706,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(39,963)	$(32,746)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	15,218	10,563
Non-cash operating lease costs	5,346	4,543
Amortization of deferred contract acquisition costs	6,060	3,499
Stock-based compensation expense	18,042	12,897
Amortization of debt discount and issuance costs	8,971	—
Net accretion of discounts and amortization of premiums on available-for-sale securities	1,879	(456)
Deferred income taxes	(1,513)	(117)
Provision for bad debt	1,470	2,209
Other	79	(197)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(9,211)	(8,120)
Contract assets	(122)	284
Deferred contract acquisition costs	(10,866)	(6,486)
Prepaid expenses and other current assets	614	(1,086)
Other noncurrent assets	1,361	(658)
Accounts payable	6,181	1,507
Accrued expenses and other current liabilities	10,119	40
Operating lease liabilities	(5,352)	(4,804)
Deferred revenue	14,646	6,445
Other noncurrent liabilities	535	(1,593)
Net cash provided by (used in) operating activities	23,494	(14,276)
Cash Flows From Investing Activities
Purchases of property and equipment	(22,268)	(11,405)
Capitalized internal-use software	(3,445)	(4,922)
Cash paid for acquisitions, net of cash acquired	—	(13,639)
Purchases of available-for-sale securities	(188,377)	(110,609)
Maturities of available-for-sale securities	261,822	131,580
Other investing activities	44	223
Net cash provided by (used in) investing activities	47,776	(8,772)
Cash Flows From Financing Activities
Proceeds from the exercise of stock options	7,964	2,675
Proceeds from the early exercise of stock options	95	32
Repurchases of unvested common stock	(150)	(70)
Payments on note payable	—	(200)
Payment of tax withholding obligation on RSU settlement	(530)	(7,115)
Net cash provided by (used in) financing activities	7,379	(4,678)
Net increase (decrease) in cash, cash equivalents, and restricted cash	78,649	(27,726)
Cash, cash equivalents, and restricted cash, beginning of period	118,146	145,636
Cash, cash equivalents, and restricted cash, end of period	$196,795	$117,910
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$30	$34
Cash paid for income taxes, net of refunds	$656	$163
Cash paid for operating lease liabilities	$5,174	$4,477
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$660	$578
Accounts payable and accrued expenses related to property and equipment additions	$2,827	$4,522
Vesting of early exercised stock options	$1,031	$1,223
Indemnity holdback consideration associated with business combinations	$—	$2,188
Issuance of common stock related to an acquisition	$—	$1,104
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,230	$2,386
Derecognition of build-to-suit lease	$—	$9,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Basis of Presentation
Organization and Description of Business
Cloudflare, Inc. (the Company, Cloudflare, we, us, or our) is a global cloud services provider that delivers a broad range of services to businesses of all sizes and in all geographies, making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Cloudflare’s network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across on-premise, hybrid, cloud, and software-as-a-service (SaaS) applications. The Company was incorporated in Delaware in July 2009. The Company is headquartered in San Francisco, California.
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Initial Public Offering
In September 2019, the Company completed an initial public offering (IPO) in which it issued and sold Class A common stock for net proceeds of $565.0 million, after deducting underwriting discounts and commissions and offering costs. Upon completion of the IPO, all of the Company's outstanding redeemable convertible preferred stock was automatically converted into Class A common stock and Class B common stock. In addition, all of the outstanding warrants to purchase shares of the Company's redeemable convertible preferred stock were automatically converted into outstanding warrants to purchase shares of Class B common stock, and all of the shares of Class B common stock held by former employees were automatically converted into Class A common stock.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and of comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of March 31, 2021, its results of operations for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of May 7, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
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
Reclassification of prior year presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, Accrued compensation is now presented as a separate line item on the condensed consolidated balance sheets and was previously included within Accrued expense and other current liabilities.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three months ended March 31, 2021 and 2020.

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended March 31,
	2021		2020

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$71,222	52%	$44,215	48%
Europe, Middle East, and Africa	35,532	26%	23,106	26%
Asia Pacific	22,879	16%	17,604	19%
Other	8,422	6%	6,325	7%
Total	$138,055	100%	$91,250	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended March 31,
	2021		2020

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$15,362	11%	$9,159	10%
Direct customers	122,693	89%	82,091	90%
Total	$138,055	100%	$91,250	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $33.9 million and $20.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Beginning balance	$44,176	$25,184
Capitalization of contract acquisition costs	10,866	6,486
Amortization of deferred contract acquisition costs	(6,060)	(3,499)
Ending balance	$48,982	$28,171
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $438.8 million. As of March 31, 2021, the Company expected to recognize 76% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash, or available-for-sale securities as of March 31, 2021 and December 31, 2020.

(in thousands)					Reported as:
March 31, 2021	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$42,723	$—	$—	$42,723	$40,064	$—	$2,659
Level I:
Money market funds	154,072	—	—	154,072	147,412	—	6,660
Level II:
Corporate bonds	151,162	17	(75)	151,104	—	151,104	—
U.S. treasury securities	501,018	174	(12)	501,180	—	501,180	—
U.S. government agency securities	15,565	6	—	15,571	—	15,571	—
Commercial paper	179,893	—	—	179,893	—	179,893	—
Subtotal	847,638	197	(87)	847,748	—	847,748	—
Total assets measured at fair value on a recurring basis	$1,044,433	$197	$(87)	$1,044,543	$187,476	$847,748	$9,319

(in thousands)					Reported as:
December 31, 2020	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$22,114	$—	$—	$22,114	$19,523	$—	$2,591
Level I:
Money market funds	71,038	—	—	71,038	64,378	—	6,660
Level II:
Corporate bonds	169,324	43	(26)	169,341	—	169,341	—
U.S. treasury securities	576,652	223	(4)	576,871	—	576,871	—
U.S. government agency securities	15,617	4	(1)	15,620	—	15,620	—
Commercial paper	186,363	—	—	186,363	24,994	161,369	—
Subtotal	947,956	270	(31)	948,195	24,994	923,201	—
Total assets measured at fair value on a recurring basis	$1,041,108	$270	$(31)	$1,041,347	$108,895	$923,201	$9,251
As of March 31, 2021 and December 31, 2020, the Company had $6.7 million in the long-term restricted cash related to irrevocable standby letters of credit established according to the requirements under lease agreements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2021 and December 31, 2020. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $784.3 million and $866.5 million as of March 31, 2021 and December 31, 2020, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $63.3 million and $56.5 million as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, net unrealized gains on investments were not material net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2020, net unrealized gains on investments were $0.2 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of March 31, 2021, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 0.75% Convertible Senior Notes due May 2025 (the Notes) issued in May 2020 at face value less the unamortized discount and issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of March 31, 2021, the fair value of the Notes was $1,154.3 million. The fair value of the Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of March 31, 2021 and December 31, 2020.

Note 5. Balance Sheet Components
Accounts Receivable, Net
As of March 31, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $2.1 million and $1.7 million, respectively. Bad debt expense for the three months ended March 31, 2021 and 2020 was $1.4 million and $2.2 million, respectively. For the three months ended March 31, 2021 and 2020, write-off of uncollectible accounts receivable was $1.0 million and $0.5 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)
Property and equipment:
Servers—network infrastructure	$115,944	$108,988
Construction in progress	22,135	11,242
Capitalized internal-use software	53,723	49,618
Office and computer equipment	20,721	17,867
Office furniture	5,604	5,657
Software	2,569	1,808
Leasehold improvements	10,686	10,686
Asset retirement obligation	430	430
Gross property and equipment	231,812	206,296
Less accumulated depreciation and amortization	(96,017)	(82,608)
Total property and equipment, net	$135,795	$123,688
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2021 and 2020 was $14.0 million and $9.9 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $4.2 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.
Goodwill
As of March 31, 2021 and December 31, 2020, the Company's goodwill was $17.2 million. No goodwill impairments were recorded during the three months ended March 31, 2021 and 2020.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$3,500	$2,100
Total acquired intangible assets, net	$5,600	$3,500	$2,100

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$2,800	$2,800
Total acquired intangible assets, net	$5,600	$2,800	$2,800
Amortization of acquired intangible assets for the three months ended March 31, 2021 and 2020 was $0.7 million and $0.7 million, respectively.
As of March 31, 2021, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2021	2,100
Total	$2,100
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 3.6 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 6.9 years. All of the Company's leases are classified as operating leases.
The Company also subleases one of its leased office spaces. The sublease has a remaining lease term of 0.1 years. Sublease income, which is recorded as a reduction of rent expense was $0.7 million for the three months ended March 31, 2021 and 2020.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,

	2021	2020
	(in thousands)
Operating lease cost	$5,497	$4,543
Sublease income	(747)	(707)
Total lease cost	$4,750	$3,836
Variable lease cost and short-term lease cost for the three months ended March 31, 2021 were not material.
As of March 31, 2021, the Company had $35.7 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between April 2021 and October 2024 and have an average lease term of 4.7 years.
As of March 31, 2021, the weighted-average remaining term of the Company’s operating leases was 2.8 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.2%.

Maturities of the operating lease liabilities as of March 31, 2021 are as follows:

March 31, 2021
(in thousands)
2021 (remaining nine months)	$14,473
2022	15,657
2023	9,137
2024	5,035
2025	923
Thereafter	384
Total lease payments	$45,609
Less: Imputed interest	$(1,992)
Total operating lease liabilities	$43,617

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
The circumstances described in paragraph (1) above were met during the first quarter of 2021 and as a result, the Notes are convertible at the option of the holder from April 1, 2021 until June 30, 2021.

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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by using an effective interest rate of 10.0%, which was determined by measuring the fair value of similar debt instruments that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option and recorded in additional paid-in capital was $205.3 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount represents a debt discount that is amortized to interest expense over the contractual term of the Notes.
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
The net carrying amount of the liability component of the Notes was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Principal	$575,000	$575,000
Unamortized debt discount	(176,106)	(184,674)
Unamortized debt issuance costs	(6,648)	(7,051)
Carrying amount of the liability component, net	$392,246	$383,275

The net carrying amount of the equity component of the Notes was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Proceeds allocated to the conversion option (debt discount)	$205,290	$205,290
Less: allocated issuance costs	(4,478)	(4,478)
Carrying amount of the equity component, net	$200,812	$200,812

Based on the closing price of the Company's common stock of $70.26 on March 31, 2021, the if-converted value of the Notes exceeded its principal amount by approximately $504.4 million. The remaining life of the Notes was approximately 50 months.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Coupon interest expense	$1,078	$—
Amortization of debt discount	8,568	—
Amortization of debt issuance costs	403	—
Total	$10,049	$—

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
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2021 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of March 31, 2021.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $16.4 million and $10.6 million for the three months ended March 31, 2021 and 2020, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of March 31, 2021. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of March 31, 2021
	Total	2021 (remaining nine months)	2022	2023	2024	2025	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$20,543	$3,752	$6,708	$4,314	$741	$752	$4,276
Bandwidth and other co-location related commitments(2)	$57,091	$17,893	$19,138	$8,579	$4,733	$4,260	$2,488
Other commitments(3)	$2,187	$2,187	$—	$—	$—	$—	$—
Total	$79,821	$23,832	$25,846	$12,893	$5,474	$5,012	$6,764
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2021 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2021.
(3)Indemnity holdback consideration associated with the S2 acquisition. See Note 13.
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
The Company’s network and associated products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (OFAC). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit the Company’s ability to distribute its network.
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
Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 255,958,244 and 249,401,232 shares of Class A common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. The number of shares of Class B common stock issued and outstanding was 54,566,838 and 59,238,742, as of March 31, 2021 and December 31, 2020, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of March 31, 2021 and December 31, 2020, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Convertible senior notes	19,972	19,972
Stock options issued and outstanding	16,833	18,186
Remaining shares available for issuance under the 2019 Plan	39,641	24,539
Outstanding and unsettled restricted stock units (RSUs)	8,447	7,808
Shares available for issuance under the ESPP	8,317	5,230
Total shares of common stock reserved	93,210	75,735

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
Stock Options

Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. Stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant. The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the three months ended March 31, 2021:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	18,186	$3.92	7.0	$1,310,650
Options granted	—	$—
Options exercised	(1,282)	$6.25		$93,204
Options canceled/forfeited/expired	(71)	$2.73
Balances as of March 31, 2021	16,833	$3.75	6.7	$1,119,535
Vested and expected to vest as of March 31, 2021	16,813	$3.75	6.7	$1,118,271
Exercisable as of March 31, 2021	15,555	$2.58	6.5	$1,052,717
The Company did not grant any stock options during the three months ended March 31, 2021. The weighted-average assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2020 were as follows:

Three Months ended March 31,
2020
Expected term (in years)	6.1
Expected volatility	40.0%
Risk-free interest rate	1.5%
Dividend yield	—
The weighted-average grant date fair value of options granted during the three months ended March 31, 2020 was $7.28 per share.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 9,524,663 and 10,765,894 options that were unvested as of March 31, 2021 and December 31, 2020, respectively.
The total grant date fair value for vested options in the three months ended March 31, 2021 and 2020 was $5.8 million and $1.9 million, respectively.
As of March 31, 2021 and December 31, 2020, there was $18.2 million and $20.6 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.4 years and 2.6 years, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of March 31, 2021 and December 31, 2020, the Company had $7.5 million and $8.6 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 3,389,697 and 3,871,772, respectively.
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
In connection with the acquisition of S2, the Company issued 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. None of these restricted shares vested during the three months ended March 31, 2021. The total grant date fair value for vested shares in the three months ended March 31, 2020 was $1.8 million. The total stock-based compensation expense for shares of unvested restricted stock for the three months ended March 31, 2021 and 2020 was $1.4 million and $1.4 million, respectively. As of March 31, 2021 and 2020, the total unrecognized stock-based compensation expense related to unvested restricted stock was $7.4 million and $13.0 million, respectively. For further details on the S2 acquisition, refer to Note 13 to these condensed consolidated financial statements.
RSU and restricted stock activity for the three months ended March 31, 2021 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2020	8,629	$21.38
Granted - RSUs	637	$82.58
Granted - Restricted stock	—	$—
Vested - RSUs	(649)	$15.32
Vested - Restricted stock	—	$—
Forfeited	(170)	$25.78
Unvested as of March 31, 2021	8,447	$26.52
Vested and not yet released
Outstanding as of March 31, 2021	8,447
The total grant date fair value for vested RSUs for the three months ended March 31, 2021 and 2020 was $9.9 million and $4.8 million, respectively. The total stock-based compensation expense for RSUs for the three months ended March 31, 2021 and 2020 was $13.6 million and $8.8 million, respectively. As of March 31, 2021 and December 31, 2020, the total unrecognized stock-based compensation expense related to unvested RSUs was $176.2 million and $141.8 million, respectively, that is expected to be recognized over a weighted-average period of 3.5 years and 3.5 years, respectively.
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
No shares of Class A common stock were purchased under the ESPP during the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the total unrecognized stock-based compensation expense related to the ESPP was $0.7 million and $2.0 million, respectively, that is expected to be recognized over a weighted average period of 0.1 years and 0.4 years, respectively.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Three Months ended March 31,
	2021	2020
Expected term (in years)	0.5	0.6
Risk-free interest rate	0.1%	1.8%
Expected volatility	59.7%	35.5%
Dividend yield	—	—%
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cost of revenue	$414	$267
Sales and marketing	5,645	3,163
Research and development	8,364	6,090
General and administrative	3,615	3,377
Total stock-based compensation expense	$18,038	$12,897

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(32,889)	$(7,074)	$(10,876)	$(21,870)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	251,793	54,154	98,337	197,740
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)	$(0.11)	$(0.11)
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

	March 31,
	2021	2020

	(in thousands)
Convertible senior notes	15,363	—
Shares subject to repurchase	3,390	5,373
Unexercised stock options	16,833	21,269
Unvested restricted stock and RSUs	8,447	7,816
Shares issuable pursuant to the ESPP	132	444
Total	44,165	34,902

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
The Company recorded an income tax benefit of $0.8 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. The income tax benefit in the three months ended March 31, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $7.1 million was recognized as total compensation expense during the three months ended March 31, 2020. The Company recorded an additional $1.4 million of compensation expense during the three months ended March 31, 2021. The remaining compensation amount of $7.5 million is being recognized over a future weighted-average period of 2.0 years subject to the recipients’ continued service with the Company.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Prepaid expenses and other current assets	$6
Developed technology	5,600
Goodwill	13,084
Total assets acquired	18,690
Accrued expenses and other current liabilities	(208)
Other noncurrent liabilities	(782)
Total purchase price	$17,700
A note payable of $0.2 million, included in accrued expenses and other current liabilities in the table above, assumed on the acquisition date, was paid off during the fiscal year ended December 31, 2020.
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of S2's technology with the Company's technology. A purchase accounting adjustment of $0.8 million to revise purchase consideration and goodwill was made during the fiscal year ended December 31, 2020.
This acquisition did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.
Note 14. Segment and Geographic Information
The Company’s chief operating decision maker (CODM) is its CEO, President and COO, and CFO. Collectively, the CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined it has a single operating segment.
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.

The Company’s property and equipment, net, by geographic area were as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
United States	$89,209	$79,078
Rest of the world	46,586	44,610
Total property and equipment, net	$135,795	$123,688
No single country other than the United States accounted for more than 10% of total property and equipment, net as of March 31, 2021 and December 31, 2020.

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
◦International reach. Our global network, with a presence in more than 200 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 48% and 52% of our revenue in the three months ended March 31, 2021 and 2020, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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

COVID-19 Update
In early March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. Since December 2019, COVID-19 has spread rapidly, with nearly all countries and territories worldwide having confirmed cases of COVID-19, and a high concentration of cases in the United States and many other countries in which we and our customers, vendors, and partners operate. In addition, in 2021, potentially more contagious and dangerous variants of the virus have emerged. The rapid spread of the virus and the new variants has resulted in authorities around the world periodically implementing and relaxing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures. The COVID-19 pandemic and these containment measures that have been in effect from time to time in various countries and territories have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies. Although vaccines for COVID-19 have been developed and are being administered in the United States and other countries, the timing of administering these vaccines in countries around the world, and the long-term efficacy of these vaccines, remain uncertain.
We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict. For example, after the initial spread of the pandemic during the spring of 2020, many countries began loosening containment measures in the summer, but the rapid escalation of infection rates, as well as the ongoing discovery of numerous additional variants of the virus around the world, since the fall of 2020 has led, and is expected to continue to lead, to an increase in containment measures in certain countries and territories. As a result, the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The duration and severity of the economic downturn from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.
To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.
•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally during the spring of 2020, we activated our business continuity plan and transitioned our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. Since that time, we have reopened, to a limited extent, most of our offices so that those of our employees who have difficult or challenging remote work circumstances are able to work from one of our offices located in jurisdictions that permit returns to offices and where we believe such a return to office can occur safely. In addition, subject to the progress of vaccine distribution and lessening of infection rates in the various jurisdictions where we have offices, we currently are planning for the reintroduction of our employees to some or all of our offices later in 2021.
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
•Our Network. The initial change in everyday behavior caused by the COVID-19 pandemic resulted in an increased reliance on the Internet, increased Internet traffic, and a geographic migration of Internet traffic from office-focused areas (like city centers and business parks) to more residential areas (like suburbs and outlying towns). We believe that traffic on the Internet, and on our network that we use to provide our products to our customers around the world, will remain elevated if and for so long as the isolation mandates across the globe continue to remain in place or are reinstituted or where significantly greater numbers of workers continue to work remotely than was the case prior to the pandemic. Nevertheless, there is uncertainty about the impact on Internet traffic levels and work locations as the isolation mandates are lifted and as more workers return to working in office environments instead of remotely.
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
•Our Customers. The COVID-19 pandemic and the measures taken by governments around the world to contain the spread of COVID-19 are materially and adversely impacting many of our current and potential customers, and this impact could negatively impact our business and operations, results of operations, financial condition, and cash flows. During the first quarter of 2020, we experienced an increase in the sales cycle for our products with many customers. While we believe that increase could have been a result of a number of factors, it is possible that the pandemic contributed to the increase and that an increase could happen again during the ongoing course of the pandemic. We also initially experienced an increase in the proportion of our pipeline of prospective future customers that was lost, as well as an increase during the first quarter of 2020 of new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights than was the case prior to the pandemic. Depending on the future progression of the pandemic, we also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and they could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. While we have sought to ameliorate these negative sales impacts through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment, there can be no assurance that these efforts will be successful.
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

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Gross profit	$105,971	$70,429
Gross margin	77%	77%
Loss from operations	$(31,254)	$(36,071)
Non-GAAP loss from operations	$(7,490)	$(14,393)
Operating margin	(23)%	(40)%
Non-GAAP operating margin	(5)%	(16)%
Net cash provided by (used in) operating activities	$23,494	$(14,276)
Net cash provided by (used in) investing activities	$47,776	$(8,772)
Net cash provided by (used in) financing activities	$7,379	$(4,678)
Free cash flow	$(2,219)	$(30,603)
Net cash provided by (used in) operating activities (as a percentage of revenue)	17%	(16)%
Free cash flow margin	(2)%	(34)%
Paying customers	119,206	89,223
Paying customers (> $100,000 Annualized Revenue)	945	556

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended March 31,
	2021		2020

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$71,222	52%	$44,215	48%
Europe, Middle East, and Africa	35,532	26%	23,106	26%
Asia Pacific	22,879	16%	17,604	19%
Other	8,422	6%	6,325	7%
Total	$138,055	100%	$91,250	100%

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

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Loss from operations	$(31,254)	$(36,071)
Add:
Stock-based compensation expense and related employer payroll taxes	23,064	14,617
Amortization of acquired intangible assets	700	731
Acquisition-related and other expenses	—	6,330
Non-GAAP loss from operations	$(7,490)	$(14,393)
Operating margin	(23)%	(40)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(5)%	(16)%
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

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Net cash provided by (used in) operating activities	$23,494	$(14,276)
Less: Purchases of property and equipment	$(22,268)	(11,405)
Less: Capitalized internal-use software	$(3,445)	(4,922)
Free cash flow	$(2,219)	$(30,603)
Net cash provided by (used in) investing activities	$47,776	$(8,772)
Net cash provided by (used in) financing activities	$7,379	$(4,678)
Net cash provided by (used in) operating activities (as a percentage of revenue)	17%	(16)%
Less: Purchases of property and equipment (as a percentage of revenue)	(17)%	(13)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(5)%
Free cash flow margin	(2)%	(34)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 119,206 and 89,223 as of March 31, 2021 and March 31, 2020, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 945 and 556 as of March 31, 2021 and March 31, 2020, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes professional services and the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended March 31, 2021 and March 31, 2020 were 123% and 117%, respectively.
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
Other Income, Net
Other income, net consists primarily of gain on sale of property and equipment and foreign currency transaction gains and losses.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Revenue	$138,055	$91,250
Cost of revenue(1)	32,084	20,821
Gross profit	105,971	70,429
Operating expenses:
Sales and marketing(1)	69,974	46,965
Research and development(1)	39,527	33,354
General and administrative(1)	27,724	26,181
Total operating expenses	137,225	106,500
Loss from operations	(31,254)	(36,071)
Non-operating income (expense):
Interest income	544	2,569
Interest expense	(10,234)	(67)
Other income, net	148	485
Total non-operating income (expense), net	(9,542)	2,987
Loss before income taxes	(40,796)	(33,084)
Benefit from income taxes	(833)	(338)
Net loss	$(39,963)	$(32,746)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Cost of revenue	$414	$267
Sales and marketing	5,645	3,163
Research and development	8,364	6,090
General and administrative	3,615	3,377
Total stock-based compensation expense	$18,038	$12,897

	Three Months Ended March 31,
	2021	2020

Percentage of Revenue Data:
Revenue	100%	100%
Cost of revenue	23	23
Gross margin	77	77
Operating expenses:
Sales and marketing	51	51
Research and development	29	37
General and administrative	20	29
Total operating expenses	100	117
Loss from operations	(23)	(40)
Non-operating income (expense):
Interest income	—	3
Interest expense	(7)	—
Other income, net	—	1
Total non-operating income, net	(7)	4
Loss before income taxes	(30)	(36)
Benefit from income taxes	(1)	—
Net loss	(29)%	(36)%
Comparison of Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenue	$138,055	$91,250	$46,805	51%
Revenue increased by $46.8 million, or 51%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 34% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 123% for the three months ended March 31, 2021.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost of revenue	$32,084	$20,821	$11,263	54%
Gross margin	77%	77%
Cost of revenue increased by $11.3 million, or 54%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in the cost of revenue was primarily due to an increase of $4.3 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our infrastructure platform for our expanded customer base as well as increased capacity to support our growth, an increase of $2.0 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $1.5 million related to the amortization of capitalized internal-use software costs and an increase of $1.3 million in employee-related costs due to a 44% increase in headcount in our customer support and technical operations organizations.
Gross margin did not significantly fluctuate during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$69,974	$46,965	$23,009	49%
Sales and marketing expenses increased by $23.0 million, or 49%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by $16.8 million in increased employee-related costs due to a 45% increase in headcount in our sales and marketing organization, including an increase of $2.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $2.8 million in co-location and bandwidth expenses for free customers and an increase of $2.6 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, partially offset by a decrease of $1.5 million in travel-related costs due to the COVID-19 pandemic.
Research and Development

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Research and development	$39,527	$33,354	$6,173	19%
Research and development expenses increased by $6.2 million, or 19%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by $5.0 million in increased employee-related costs due to a 36% increase in headcount in our research and development organization and an increase of $2.5 million in stock-based compensation expense. These increases in employee-related costs were partially offset by a decrease of $5.7 million expense related to the payments to former S2 employees, which was recognized in the three months ended March 31, 2020. The remainder of the increase was primarily a result of decreased capitalized internal-use software development costs of $1.5 million.
General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
General and administrative	$27,724	$26,181	$1,543	6%
General and administrative expenses increased by $1.5 million, or 6%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to $4.0 million in increased employee-related costs, driven by a 39% increase in headcount in our general and administrative organization. The increase was partially offset by $0.8 million in decreased bad debt expense.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Interest income	$544	$2,569	$(2,025)	(79)%
Interest income decreased by $2.0 million, or 79%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily driven by decreased interest rates on our investment portfolio.
Interest Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Interest expense	$(10,234)	$(67)	$(10,167)	*
______________
* Not meaningful
Interest expense increased by $10.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by the contractual interest expense and amortization of the discount and debt issuance costs on our Notes, which were issued in May 2020.
Other Income, net

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Other income (expense), net	$148	$485	$(337)	(69)%
______________
* Not meaningful
Other income, net did not significantly fluctuate during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Benefit from Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Benefit from income taxes	$(833)	$(338)	$(495)	*
_______________
* Not meaningful
The net change in income taxes for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is $0.5 million. The benefit from income taxes of $0.8 million for the three months ended March 31, 2021 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit of $0.3 million for the three months ended March 31, 2020 was primarily related to the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefit from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products. In September 2019, we completed our initial public offering (IPO) in which we issued and sold 40,250,000 shares of Class A common stock at a price per share to the public of $15.00. We received net proceeds of $565.0 million from sales of our shares in the IPO, net of underwriters' discounts and commissions. In May 2020, we issued $575.0 million aggregate principal amount of the Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total net proceeds, after deducting initial purchaser discounts and debt issuance costs, of $562.5 million.
As of March 31, 2021, we had cash and cash equivalents of $187.5 million, including $7.2 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash, highly liquid money market funds, and commercial paper. We also had available-for-sale securities of $847.7 million consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. As of March 31, 2021, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $460.5 million as of March 31, 2021 and negative annual cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$23,494	$(14,276)
Net cash provided by (used in) investing activities	$47,776	$(8,772)
Net cash provided by (used in) financing activities	$7,379	$(4,678)
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2021 was $23.5 million, which resulted from a net loss of $40.0 million, adjusted for non-cash charges of $55.6 million and net cash inflow of $7.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.0 million for stock-based compensation expense, $15.2 million for depreciation and amortization expense, $9.0 million for amortization of convertible note discount and issuance costs, $6.1 million for amortization of deferred contract acquisition costs, $5.3 million for non-cash operating lease costs, $1.9 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $1.5 million for provision of bad debt, partially offset by $1.5 million for deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $14.6 million increase in deferred revenue, a $10.1 million increase in accrued expenses and other current liabilities, a $6.2 million increase in accounts payable, partially offset by a $10.9 million increase in deferred contract acquisition costs due to the addition of new customers, a $9.2 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $5.4 million decrease in operating lease liabilities, and a $1.4 million increase in other non-current assets.
Net cash used in operating activities during the three months ended March 31, 2020 was $14.3 million, which resulted from a net loss of $32.7 million, adjusted for non-cash charges of $32.9 million and net cash outflow of $14.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.9 million for stock-based compensation expense, $10.6 million for depreciation and amortization expense, $4.5 million for non-cash operating lease costs, and $3.5 million for amortization of deferred contract acquisition costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of an $8.1 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, $6.5 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $4.8 million decrease in operating lease liabilities, and a $1.7 million increase in prepaid expenses and other assets, partially offset by a $6.4 million increase in deferred revenue.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2021 of $47.8 million resulted primarily from the maturities of available-for-sale securities of $261.8 million, which was partially offset by the purchases of available-for-sale securities of $188.4 million, capital expenditures of $22.3 million, and the capitalization of internal-use software development costs of $3.4 million.
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
Financing Activities
Net cash provided by financing activities of $7.4 million during the three months ended March 31, 2021 was primarily due to $8.1 million of proceeds from the exercise of vested and unvested stock options, partially offset by a $0.5 million payment of tax withholding on RSU settlements.

Net cash provided by financing activities of $4.7 million during the three months ended March 31, 2020 was primarily due to $7.1 million of payments of tax withholding on RSU settlements partially offset by $2.7 million of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2021:

	Payments Due by Period as of March 31, 2021
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$20,543	$3,752	$11,022	$1,493	$4,276
Bandwidth and other co-location related commitments(2)	57,091	17,893	27,717	8,993	2,488
Operating lease obligations(3)	71,270	15,600	30,675	15,760	9,235
0.75% Convertible Senior Notes Due May 2025	575,000	—	—	575,000	—
Interest obligations(4)	17,777	3,234	8,625	5,918	—
Other commitments(5)	2,187	2,187	—	—	—
Total	$743,868	$42,666	$78,039	$607,164	$15,999

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2021 as we had not yet received the related services.
(2)Long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2021.
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
(5)Indemnity holdback consideration associated with the S2 acquisition. For further details on the S2 acquisition, refer to Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
In addition to the contractual obligations set forth above, as of March 31, 2021, we had $9.3 million recognized as total restricted cash on our condensed consolidated balance sheets which consisted of $6.7 million in letters of credit outstanding in favor of certain landlords for office space and $2.6 million in short-term restricted cash, which primarily consisted of a payment obligation in connection with the acquisition of S2. The letters of credit renew annually and expire on various dates through 2028.
For additional discussion on our leases and other commitments, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 7, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes to these policies for the three months ended March 31, 2021, except as described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of March 31, 2021, we had cash and cash equivalents of $187.5 million and available-for-sale securities of $847.7 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the three months ended March 31, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
Future litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, see "Risk Factors - Activities of our paying and free customers or the content of their websites and other Internet properties could subject us to liability" and "We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters that, if resolved adversely, could have a material impact on our business, results of operations, or financial condition" and Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread and which has mutated into new potentially more contagious and dangerous variants, and the related adverse public health developments, including travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries, but the timing of administering these vaccines in countries around the world, and the long-term efficacy of these vaccines, remain uncertain. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of COVID-19, we activated our business continuity plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a fully remote working environment, and canceling participation in various industry events.
The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, during the first quarter of 2020, the sales cycle for a new customer of our technology and services lengthened and could lengthen further, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. During the first quarter of 2020, we experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights and it is possible that similar requests could occur in the future as the pandemic continues. The COVID-19 pandemic also presents challenges as substantially all of our workforce is currently working remotely and assisting new and existing customers who are also generally working remotely.
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
We have incurred net losses in all periods since we began operations and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $40.0 million and $32.7 million for the three months ended March 31, 2021 and 2020, respectively, and as of March 31, 2021, we had an accumulated deficit of $460.5 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $138.1 million and $91.3 million for the three months ended March 31, 2021 and 2020, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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

Our growth strategy is dependent, in large part, upon increasing sales to large customers. For our definition of “large customers,” see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Sales to large customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, including:
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
A majority of our revenue in the three months ended March 31, 2021 was from contracted customers that were acquired through our inside and field sales teams. We expect this trend will continue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, new sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a result of our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 1,368 employees as of March 31, 2020 to 1,931 employees as of March 31, 2021. We also have offices around the world, including offices in Beijing and Munich that we opened during 2018 and offices in Sydney and Lisbon that we opened in 2019. In 2020, we opened offices in Paris, Tokyo, and Toronto. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
A significant part of our business strategy is to focus on long-term growth. For example, we increased our operating expenses to $137.2 million from $106.5 million in the three months ended March 31, 2021 and 2020, respectively. In the three months ended March 31, 2021 and 2020 our net loss increased to $40.0 million from $32.7 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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

Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our products. For example, the full impact of the ongoing COVID-19 pandemic is unknown at this time but has resulted in a material adverse impact on economic conditions in the United States and in other countries throughout the world, including significant increases in unemployment, reduced demand for products and services across a variety of industries, and other related harms. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products during an economic downturn. Weak economic conditions, including a reduction in spending on products and solutions for security, performance, and reliability, could reduce sales, lengthen sales cycles, increase churn, and lower demand for our products, any of which could adversely affect our business, results of operations, and financial condition.
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
We generate revenue primarily from subscriptions to our network and products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products, particularly with respect to our newer products and solutions such as Cloudflare for Teams and Cloudflare One. As the markets for our products mature, as we enter into newer product markets for our business, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of our 0.75% Convertible Senior Notes due May 2025 (the Notes), the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 7, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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
As of March 31, 2021, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 200 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Additionally, the demands placed on our global network by the COVID-19 pandemic may further strain our network, which could lead to service disruptions. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. Co-location facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a single source to purchase the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts were completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, the ongoing COVID-19 pandemic has resulted, and we expect will continue to result in disruptions and delays for these components and the delivery and installation of such components at our co-location facilities. In addition, during the first quarter of 2021, a global shortage of microchips has resulted in supply constraints for a number of electronics firms, including manufacturers of servers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary certifications or adhere to standards established by third parties and may demand that they be provided a report from our auditors that we are in compliance. Although we currently have certain certifications such as SOC2 Type 1 and Type 2, SOC3, PCI DSS, ISO 27001, and ISO 27701, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to the FedRAMP and Electronic Identification and Trust Services Regulation standards in the United States and the EU, respectively, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield in July 2020. The GDPR requires that certain mechanisms must be in place in order for the personal data of EU residents to be transferred to the United States for processing. The U.S.-EU Privacy Shield was one such mechanism. The CJEU’s decision also called into question the validity of the EU Standard Contractual Clauses (SCCs) — the other widely used mechanism for transferring data to the United States. The CJEU opinion found that while the SCCs remain a valid basis for transfer, a data processor must also have in place additional safeguards sufficient in the controller’s view to provide GDPR-level protection for EU personal data against U.S. government’s laws and practices for accessing personal data transferred to the United States.

The CJEU decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe. On April 27, 2021, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued an opinion directing the Portuguese National Statistics Institute, I.P. (INE) to discontinue use of our services based on the GDPR. Further application of similar decisions by the CNPD or other data protection authorities may interfere with our ability to provide services to existing customers or to acquire new customers. The anticipated release of new SCCs from the European Commission and final recommendations on cross-border data transfers from the European Data Protection Board (EDPB), both expected soon, may either resolve some of this uncertainty, or make it worse. Adapting to these various decisions could result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.

Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted legislation that is substantially consistent with the GDPR (with penalties for noncompliance of up to the greater of four percent of global revenues or £17.5 million), a final adequacy decision has not been issued to allow for long-term free flow of personal data between the EU and the United Kingdom. The European Commission and the United Kingdom government announced a Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the EU and the United Kingdom, and while the European Commission issued a draft decision in February 2021 that would grant the United Kingdom adequacy status, that decision has not yet been formally adopted. As a result, it remains to be seen how Brexit will impact the manner in which United Kingdom data protection laws or regulations will develop and how data transfers to and from the United Kingdom will be regulated and enforced in the longer term.
The number of data protection laws globally is rising as more countries, including India, Australia, New Zealand, Singapore, and Japan explore new or updated comprehensive data protection regimes. For example, Brazil’s comprehensive data protection law, the Lei Geral de Proteção de Dados (the LGPD), went into effect in 2020 and contains requirements for contractual guarantees that need to be in place for personal data to be processed outside Brazil and penalties may result in fines of up to 2% of the organization’s Brazilian revenue for the prior year, up to a total of 50 million reais (or approximately $9.3 million USD) per violation. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border data transfer limitations and evolving privacy, security, or data protection requirements.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 48% and 52% of our revenue from our international customers for the three months ended March 31, 2021 and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 200 cities and over 100 countries worldwide as of March 31, 2021. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. Since the initial submission of our voluntary self-disclosure to OFAC, we periodically have responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.

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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of March 31, 2021, we had more than 160 issued patents and over 75 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including Baidu and JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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

•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes);
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 77.7% of the voting power of our capital stock, with our co-founders together holding approximately 55.4%. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses or significant deficiencies. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities, and we could incur substantial expenses.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: May 7, 2021	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2021	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)