Form 10-Q
period 2021-06-30
Cloudflare, Inc.
filed 2021-08-06
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 20, 2021, 263,435,374 shares of the registrant's Class A common stock were outstanding and 48,994,917 shares of the registrant's Class B common stock were outstanding.

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
•If we are unable to attract, expand, and retain sales to large customers, or we fail to mitigate the additional risks associated with serving such customers, our business, results of operation, and financial condition may suffer.
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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$247,551	$108,895
Available-for-sale securities	785,991	923,201
Accounts receivable, net	75,853	63,499
Contract assets	5,249	3,538
Restricted cash short-term	2,659	2,591
Prepaid expenses and other current assets	28,650	28,230
Total current assets	1,145,953	1,129,954
Property and equipment, net	156,719	123,688
Goodwill	17,167	17,167
Acquired intangible assets, net	1,400	2,800
Operating lease right-of-use assets	44,456	43,148
Deferred contract acquisition costs, noncurrent	56,587	44,176
Restricted cash	6,660	6,660
Other noncurrent assets	16,990	13,058
Total assets	$1,445,932	$1,380,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,558	$14,485
Accrued expenses and other current liabilities	33,483	20,217
Accrued compensation	31,098	25,410
Operating lease liabilities	20,031	17,717
Liability for early exercise of unvested stock options	6,477	8,603
Deferred revenue	79,829	54,945
Total current liabilities	200,476	141,377
Convertible senior notes, net	401,428	383,275
Operating lease liabilities, noncurrent	26,936	27,309
Deferred revenue, noncurrent	4,728	1,891
Other noncurrent liabilities	11,268	9,859
Total liabilities	644,836	563,711
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of June 30, 2021 and December 31, 2020; 263,096 and 249,401 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	263	249
Class B common stock; $0.001 par value; 315,000 shares authorized as of June 30, 2021 and December 31, 2020; 49,269 and 59,239 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	46	55
Additional paid-in capital	1,296,824	1,236,993
Accumulated deficit	(495,993)	(420,520)
Accumulated other comprehensive income (loss)	(44)	163
Total stockholders’ equity	801,096	816,940
Total liabilities and stockholders’ equity	$1,445,932	$1,380,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$152,428	$99,721	$290,483	$190,971
Cost of revenue	35,029	24,164	67,113	44,985
Gross profit	117,399	75,557	223,370	145,986
Operating expenses:
Sales and marketing	75,995	51,376	145,969	98,341
Research and development	41,349	28,131	80,876	61,485
General and administrative	28,927	20,754	56,651	46,935
Total operating expenses	146,271	100,261	283,496	206,761
Loss from operations	(28,872)	(24,704)	(60,126)	(60,775)
Non-operating income (expense):
Interest income	373	1,857	917	4,426
Interest expense	(10,444)	(5,007)	(20,678)	(5,074)
Other income (expense), net	(877)	(219)	(729)	266
Total non-operating income (expense), net	(10,948)	(3,369)	(20,490)	(382)
Loss before income taxes	(39,820)	(28,073)	(80,616)	(61,157)
Benefit from income taxes	(4,310)	(1,938)	(5,143)	(2,276)
Net loss	$(35,510)	$(26,135)	$(75,473)	$(58,881)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.09)	$(0.25)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	308,263	299,321	307,115	297,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(35,510)	$(26,135)	$(75,473)	$(58,881)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(78)	(183)	(207)	1,163
Other comprehensive income (loss)	(78)	(183)	(207)	1,163
Comprehensive loss	$(35,588)	$(26,318)	$(75,680)	$(57,718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	255,958	$256	54,567	$51	$1,264,182	$(460,483)	$34	$804,040
Issuance of common stock upon exercise of stock options	90	(1)	885	1	3,554	—	—	3,554
Repurchases of unvested common stock	(7)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	(1)	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	1,021	—	—	1,021
Issuance of common stock related to settlement of RSUs	418	1	332	1	—	—	—	2
Tax withholding on RSU settlement	—	—	(8)	—	(560)	—	—	(560)
Conversion of Class B to Class A common stock	6,506	7	(6,506)	(7)	—	—	—	—
Common stock issued under employee stock purchase plan	131				7,174	—	—	7,174
Stock-based compensation	—	—	—	—	21,453	—	—	21,453
Net loss	—	—	—	—	—	(35,510)	—	(35,510)
Other comprehensive loss	—	—	—	—	—	—	(78)	(78)
Balance as of June 30, 2021	263,096	$263	49,269	$46	$1,296,824	$(495,993)	$(44)	$801,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of Balance as of March 31, 2020	154,622	$154	148,735	$143	$1,038,544	$(333,896)	$1,407	$706,352
Issuance of common stock in connection with acquisition	—				717			717
Issuance of common stock upon exercise of stock options	—	—	1,079	1	1,659	—	—	1,660
Repurchases of unvested common stock	(8)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	21	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,287	—	—	1,288
Issuance of common stock related to settlement of RSUs	50	—	522	1	—	—	—	1
Tax withholding on RSU settlement	—	—	(5)	—	(193)	—	—	(193)
Conversion of Class B to Class A common stock	29,828	30	(29,828)	(30)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	200,812	—	—	200,812
Purchases of capped calls related to convertible senior notes	—	—	—	—	(67,333)	—	—	(67,333)
Common stock issued under employee stock purchase plan	421	—	—	—	5,447	—	—	5,447
Tax withholding on common stock issued under employee stock purchase plan	(13)	—	—	—	(376)	—	—	(376)
Stock-based compensation	—	—	—	—	13,561	—	—	13,561
Net loss	—	—	—	—	—	(26,135)		(26,135)
Other comprehensive loss	—	—	—	—	—	—	(183)	(183)
Balance as of June 30, 2020	184,900	$184	120,524	$116	$1,194,125	$(360,031)	$1,224	$835,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	249,401	$249	59,239	$55	$1,236,993	$(420,520)	$163	$816,940
Issuance of common stock upon exercise of stock options	411	—	1,811	2	11,517	—	—	11,519
Repurchases of unvested common stock	(67)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	34	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	2,051	—	—	2,052
Issuance of common stock related to settlement of RSUs	750	1	669	1	(1)	—	—	1
Tax withholding on RSU settlement	—	—	(14)	—	(1,090)	—	—	(1,090)
Conversion of Class B to Class A Common stock	12,470	13	(12,470)	(13)	—	—	—	—
Common stock issued under employee stock purchase plan	131	—	—	—	7,174	—	—	7,174
Stock-based compensation	—	—	—	—	40,180	—	—	40,180
Net Loss	—	—	—	—	—	(75,473)	—	(75,473)
Other Comprehensive income (loss)	—	—	—	—	—	—	(207)	(207)
Balance as of June 30, 2021	263,096	$263	49,269	$46	$1,296,824	$(495,993)	$(44)	$801,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	87,072	$87	213,101	$207	$1,027,179	$(301,706)	$61	$725,828
Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	—	556	—	556
Issuance of common stock in connection with acquisition	107	—	—	—	1,821	—	—	1,821
Issuance of restricted stock in connection with acquisition	841	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,582	2	4,333	—	—	4,335
Repurchases of unvested common stock	(37)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	36	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	2	2,509	—	—	2,511
Issuance of common stock related to settlement of RSUs	82	—	1,645	2	(1)	—	—	1
Tax withholding on RSU settlement	(11)	—	(402)	—	(7,308)	—	—	(7,308)
Conversion of Class B to Class A common stock	96,438	97	(96,438)	(97)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	200,812	—	—	200,812
Purchases of capped calls related to convertible senior notes	—	—	—	—	(67,333)	—	—	(67,333)
Common stock issued under employee stock purchase plan	421	—	—	—	5,447	—	—	5,447
Tax withholding on common stock issued under employee stock purchase plan	(13)	—	—	—	(376)	—	—	(376)
Stock-based compensation	—	—	—	—	27,042	—	—	27,042
Net loss	—	—	—	—	—	(58,881)	—	(58,881)
Other comprehensive income	—	—	—	—	—	—	1,163	1,163
Balance as of June 30, 2020	184,900	184	120,524	$116	$1,194,125	$(360,031)	$1,224	$835,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(75,473)	$(58,881)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	31,245	22,113
Non-cash operating lease costs	11,004	9,332
Amortization of deferred contract acquisition costs	12,915	7,462
Stock-based compensation expense	38,589	25,346
Amortization of debt discount and issuance costs	18,154	4,303
Net accretion of discounts and amortization of premiums on available-for-sale securities	3,864	(367)
Deferred income taxes	(6,616)	(2,621)
Provision for bad debt	2,009	2,493
Other	84	(95)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,363)	(12,272)
Contract assets	(1,711)	(161)
Deferred contract acquisition costs	(25,326)	(16,158)
Prepaid expenses and other current assets	(1,465)	(171)
Other noncurrent assets	1,590	(894)
Accounts payable	6,767	4,333
Accrued expenses and other current liabilities	10,936	4,179
Operating lease liabilities	(10,371)	(10,205)
Deferred revenue	27,721	13,371
Other noncurrent liabilities	1,396	(1,396)
Net cash provided by (used in) operating activities	30,949	(10,289)
Cash Flows From Investing Activities
Purchases of property and equipment	(35,840)	(30,605)
Capitalized internal-use software	(7,103)	(9,863)
Cash paid for acquisitions, net of cash acquired	—	(13,691)
Purchases of available-for-sale securities	(381,205)	(579,437)
Maturities of available-for-sale securities	514,344	323,832
Other investing activities	50	223
Net cash provided by (used in) investing activities	90,246	(309,541)
Cash Flows From Financing Activities
Gross proceeds from issuance of convertible senior notes	—	575,000
Purchases of capped calls related to convertible senior notes	—	(67,333)
Cash paid for issuance costs on convertible senior notes	—	(12,520)
Proceeds from the exercise of stock options	11,519	4,335
Proceeds from the early exercise of stock options	95	80
Repurchases of unvested common stock	(169)	(101)
Payments on note payable	—	(200)
Proceeds from the issuance of common stock for employee stock purchase plan	7,174	5,447
Payment of tax withholding obligation on RSU settlement	(1,090)	(7,308)
Payment of tax withholding obligation on common stock issued under employee stock purchase plan	—	(376)
Net cash provided by financing activities	17,529	497,024
Net increase in cash, cash equivalents, and restricted cash	138,724	177,194
Cash, cash equivalents, and restricted cash, beginning of period	118,146	145,636
Cash, cash equivalents, and restricted cash, end of period	$256,870	$322,830
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,186	$34
Cash paid for income taxes, net of refunds	$942	$30
Cash paid for operating lease liabilities	$10,361	$9,944
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$1,542	$1,632
Accounts payable and accrued expenses related to property and equipment additions	$19,342	$4,651
Vesting of early exercised stock options	$2,052	$2,511
Indemnity holdback consideration associated with business combinations	$—	$2,188
Issuance of common stock related to an acquisition	$—	$1,821
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,605	$4,607
Derecognition of build-to-suit lease	$—	$9,886

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of June 30, 2021, its results of operations for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of August 6, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and six months ended June 30, 2021 and 2020.

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$79,944	52%	$48,478	49%	$151,166	52%	$92,693	49%
Europe, Middle East, and Africa	39,696	26%	25,912	26%	75,228	26%	49,018	26%
Asia Pacific	22,841	15%	18,589	19%	45,720	16%	36,193	19%
Other	9,947	7%	6,742	6%	18,369	6%	13,067	6%
Total	$152,428	100%	$99,721	100%	$290,483	100%	$190,971	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$16,872	11%	$10,153	10%	$32,234	11%	$19,312	10%
Direct customers	135,556	89%	89,568	90%	258,249	89%	171,659	90%
Total	$152,428	100%	$99,721	100%	$290,483	100%	$190,971	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended June 30, 2021 and 2020, the Company recognized revenue of $45.6 million and $26.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$48,982	$28,171	$44,176	$25,184
Capitalization of contract acquisition costs	14,460	9,672	25,326	16,158
Amortization of deferred contract acquisition costs	(6,855)	(3,963)	(12,915)	(7,462)
Ending balance	$56,587	$33,880	$56,587	$33,880
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $483.9 million. As of June 30, 2021, the Company expected to recognize 77% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash, or available-for-sale securities as of June 30, 2021 and December 31, 2020.

(in thousands)					Reported as:
June 30, 2021	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$61,304	$—	$—	$61,304	$58,645	$—	$2,659
Level I:
Money market funds	188,565	—	—	188,565	181,906	—	6,660
Level II:
Corporate bonds	147,889	25	(23)	147,891	—	147,891	—
U.S. treasury securities	465,585	73	(46)	465,612	—	465,612	—
U.S. government agency securities	10,518	2	—	10,520	—	10,520	—
Commercial paper	168,968	—	—	168,968	7,000	161,968	—
Subtotal	792,960	100	(69)	792,991	7,000	785,991	—
Total assets measured at fair value on a recurring basis	$1,042,829	$100	$(69)	$1,042,860	$247,551	$785,991	$9,319

(in thousands)					Reported as:
December 31, 2020	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$22,114	$—	$—	$22,114	$19,523	$—	$2,591
Level I:
Money market funds	71,038	—	—	71,038	64,378	—	6,660
Level II:
Corporate bonds	169,324	43	(26)	169,341	—	169,341	—
U.S. treasury securities	576,652	223	(4)	576,871	—	576,871	—
U.S. government agency securities	15,617	4	(1)	15,620	—	15,620	—
Commercial paper	186,363	—	—	186,363	24,994	161,369	—
Subtotal	947,956	270	(31)	948,195	24,994	923,201	—
Total assets measured at fair value on a recurring basis	$1,041,108	$270	$(31)	$1,041,347	$108,895	$923,201	$9,251
As of June 30, 2021 and December 31, 2020, the Company had $6.7 million in the long-term restricted cash related to irrevocable standby letters of credit established according to the requirements under lease agreements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2021 and December 31, 2020. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $674.8 million and $866.5 million as of June 30, 2021 and December 31, 2020, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $111.2 million and $56.5 million as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, net unrealized gains on investments were not material net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2020, net unrealized gains on investments were $0.2 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of June 30, 2021, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 0.75% Convertible Senior Notes due May 2025 (the Notes) issued in May 2020 at face value less the unamortized discount and issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2021, the fair value of the Notes was $1,637.7 million. The fair value of the Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of June 30, 2021 and December 31, 2020.

Note 5. Balance Sheet Components
Accounts Receivable, Net
As of June 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $2.4 million and $1.7 million, respectively. Bad debt expense for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.3 million, respectively, and $2.0 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, write-off of uncollectible accounts receivable was $0.2 million and $0.9 million, respectively, and $1.2 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020

	(in thousands)
Property and equipment:
Servers—network infrastructure	$130,224	$108,988
Construction in progress	32,893	11,242
Capitalized internal-use software	59,700	49,618
Office and computer equipment	22,857	17,867
Office furniture	5,581	5,657
Software	3,883	1,808
Leasehold improvements	10,229	10,686
Asset retirement obligation	430	430
Gross property and equipment	265,797	206,296
Less accumulated depreciation and amortization	(109,078)	(82,608)
Total property and equipment, net	$156,719	$123,688
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2021 and 2020 was $15.1 million and $10.8 million, respectively, and $29.1 million and $20.7 million for the six months ended June 30, 2021 and 2020, respectively. This includes amortization expense for capitalized internal-use software which totaled $4.6 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and $8.8 million and $5.3 million for the six months ended June 30, 2021 and 2020, respectively.
Goodwill
As of June 30, 2021 and December 31, 2020, the Company's goodwill was $17.2 million. No goodwill impairments were recorded during the six months ended June 30, 2021 and 2020.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$4,200	$1,400
Total acquired intangible assets, net	$5,600	$4,200	$1,400

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$2,800	$2,800
Total acquired intangible assets, net	$5,600	$2,800	$2,800
Amortization of acquired intangible assets was $0.7 million for the three months ended June 30, 2021 and 2020 and $1.4 million for the six months ended June 30, 2021 and 2020.
As of June 30, 2021, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2021 (remaining six months)	1,400
Total	$1,400
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 3.4 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 6.8 years. All of the Company's leases are classified as operating leases.
The Company also subleased one of its leased office spaces. The lease term of the sublease ended during the three months ended June 30, 2021. Sublease income, which is recorded as a reduction of rent expense was $0.4 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively and $1.1 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$5,507	$4,789	$11,004	$9,332
Sublease income	(350)	(710)	(1,096)	(1,417)
Total lease cost	$5,157	$4,079	$9,908	$7,915
Variable lease cost and short-term lease cost for the three and six months ended June 30, 2021 were not material.
As of June 30, 2021, the Company had $33.4 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between July 2021 and October 2024 and have an average lease term of 3.5 years.
As of June 30, 2021, the weighted-average remaining term of the Company’s operating leases was 2.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.2%.

Maturities of the operating lease liabilities as of June 30, 2021 are as follows:

June 30, 2021
(in thousands)
2021 (remaining six months)	$11,364
2022	17,785
2023	10,643
2024	6,182
2025	1,980
Thereafter	1,314
Total lease payments	$49,268
Less: Imputed interest	$(2,301)
Total operating lease liabilities	$46,967

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
The circumstances described in paragraph (1) above were met during the second quarter of 2021 and as a result, the Notes are convertible at the option of the holder from July 1, 2021 until September 30, 2021.

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
The net carrying amount of the liability component of the Notes was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Principal	$575,000	$575,000
Unamortized debt discount	(167,327)	(184,674)
Unamortized debt issuance costs	(6,245)	(7,051)
Carrying amount of the liability component, net	$401,428	$383,275

The net carrying amount of the equity component of the Notes was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Proceeds allocated to the conversion option (debt discount)	$205,290	$205,290
Less: allocated issuance costs	(4,478)	(4,478)
Carrying amount of the equity component, net	$200,812	$200,812

Based on the closing price of the Company's common stock of $105.84 on June 30, 2021, the if-converted value of the Notes exceeded its principal amount by approximately $1,051.0 million. The remaining life of the Notes was approximately 47 months.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Coupon interest expense	$1,078	$551	$2,156	$551
Amortization of debt discount	8,779	4,097	17,347	4,097
Amortization of debt issuance costs	404	206	807	206
Total	$10,261	$4,854	$20,310	$4,854

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
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2021 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of June 30, 2021.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $18.6 million and $12.5 million for the three months ended June 30, 2021 and 2020, respectively, and $35.0 million and $23.1 million for the six months ended June 30, 2021 and 2020, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of June 30, 2021. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of June 30, 2021
	Total	2021 (remaining six months)	2022	2023	2024	2025	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$25,982	$8,878	$6,853	$4,482	$741	$752	$4,276
Bandwidth and other co-location related commitments(2)	$52,978	$12,669	$19,638	$7,870	$4,744	$3,776	$4,281
Other commitments(3)	$2,187	$2,187	$—	$—	$—	$—	$—
Total	$81,147	$23,734	$26,491	$12,352	$5,485	$4,528	$8,557
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2021 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2021.
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
Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 263,095,826 and 249,401,232 shares of Class A common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. The number of shares of Class B common stock issued and outstanding was 49,269,288 and 59,238,742, as of June 30, 2021 and December 31, 2020, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of June 30, 2021 and December 31, 2020, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
Convertible senior notes	19,972	19,972
Stock options issued and outstanding	15,813	18,186
Remaining shares available for issuance under the 2019 Plan	39,286	24,539
Outstanding and unsettled restricted stock units (RSUs)	8,113	7,808
Shares available for issuance under the ESPP	8,186	5,230
Total shares of common stock reserved	91,370	75,735

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
Stock Options

Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. Stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant. The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the six months ended June 30, 2021:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	18,186	$3.92	7.0	$1,310,650
Options granted	—	$—
Options exercised	(2,257)	$5.15		$167,048
Options canceled/forfeited/expired	(116)	$2.72
Balances as of June 30, 2021	15,813	$3.75	6.5	$1,614,268
Vested and expected to vest as of June 30, 2021	15,813	$3.75	6.5	$1,614,260
Exercisable as of June 30, 2021	14,642	$2.62	6.3	$1,511,363
The Company did not grant any stock options during the three and six months ended June 30, 2021. The weighted-average assumptions used to determine the fair value of stock options granted during the six months ended June 30, 2020 were as follows:

Six months ended June 30,
2020
Expected term (in years)	6.0
Expected volatility	40.3%
Risk-free interest rate	0.7%
Dividend yield	—
The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 was $9.32 per share.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 8,328,418 and 10,765,894 options that were unvested as of June 30, 2021 and December 31, 2020, respectively.
The total grant date fair value for vested options in the six months ended June 30, 2021 and 2020 was $8.7 million and $3.7 million, respectively.
As of June 30, 2021 and December 31, 2020, there was $15.8 million and $20.6 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.3 years and 2.6 years, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of June 30, 2021 and December 31, 2020, the Company had $6.5 million and $8.6 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 2,932,886 and 3,871,772, respectively.
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
In connection with the acquisition of S2, the Company issued 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. None of these restricted shares vested during the three and six months ended June 30, 2021. The total grant date fair value for vested shares in the six months ended June 30, 2020 was $1.8 million.
The total stock-based compensation expense for shares of unvested restricted stock for the six months ended June 30, 2021 and 2020 was $2.8 million and $2.8 million, respectively. As of June 30, 2021 and 2020, the total unrecognized stock-based compensation expense related to unvested restricted stock was $6.0 million and $11.6 million, respectively. For further details on the S2 acquisition, refer to Note 13 to these condensed consolidated financial statements.
RSU and restricted stock activity for the six months ended June 30, 2021 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2020	8,629	$21.38
Granted - RSUs	1,260	$83.63
Granted - Restricted stock	—	$—
Vested - RSUs	(1,397)	$18.01
Vested - Restricted stock	—	$—
Forfeited	(379)	$26.65
Unvested as of June 30, 2021	8,113	$31.68
Vested and not yet released
Outstanding as of June 30, 2021	8,113	$31.68
The total grant date fair value for vested RSUs for the six months ended June 30, 2021 and 2020 was $25.2 million and $10.9 million, respectively. The total stock-based compensation expense for RSUs for the three months ended June 30, 2021 and 2020 was $16.5 million and $8.7 million, respectively, and for the six months ended June 30, 2021 and 2020 was $30.1 million and $17.5 million, respectively. As of June 30, 2021 and December 31, 2020, the total unrecognized stock-based compensation expense related to unvested RSUs was $207.4 million and $141.8 million, respectively, that is expected to be recognized over a weighted-average period of 3.4 years and 3.5 years, respectively.

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
During the three and six months ended June 30, 2021 and June 30, 2020, respectively, 130,870 and 421,300 shares of Class A common stock were purchased under the ESPP. As of June 30, 2021 and December 31, 2020, the total unrecognized stock-based compensation expense related to the ESPP was $2.5 million and $2.0 million, respectively, that is expected to be recognized over a weighted average period of 0.4 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Six months ended June 30,
	2021	2020
Expected term (in years)	0.5	0.6
Risk-free interest rate	0.1%	1.2%
Expected volatility	62.8%	45.8%
Dividend yield	—	—%

Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$579	$280	$993	$547
Sales and marketing	6,608	3,608	12,253	6,771
Research and development	9,509	5,374	17,873	11,464
General and administrative	3,855	3,187	7,470	6,564
Total stock-based compensation expense	$20,551	$12,449	$38,589	$25,346

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(29,774)	$(5,736)	$(14,773)	$(11,362)	$(62,079)	$(13,394)	$(26,404)	$(32,477)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	258,471	49,792	169,194	130,127	252,614	54,501	133,359	164,033
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.12)	$(0.09)	$(0.09)	$(0.25)	$(0.25)	$(0.20)	$(0.20)
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

	June 30,
	2021	2020

	(in thousands)
Convertible senior notes	15,363	15,363
Shares subject to repurchase	2,933	4,825
Unexercised stock options	15,812	20,085
Unvested restricted stock and RSUs	8,113	7,990
Shares issuable pursuant to the ESPP	141	228
Total	42,362	48,491

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
The Company recorded an income tax benefit of $4.3 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $5.1 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively.

The benefit from income taxes of $4.3 million for the three months ended June 30, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $1.9 million for the three months ended June 30, 2020 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The benefit from income taxes of $5.1 million for the six months ended June 30, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $2.3 million for the six months ended June 30, 2020 was primarily related to the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefit from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $1.4 million and $8.5 million were recognized as total compensation expense during the three and six months ended June 30, 2020, respectively. The Company recorded an additional $1.4 million and $2.8 million of compensation expense during the three and six months ended June 30, 2021, respectively. The remaining compensation amount of $6.1 million is being recognized over a future weighted-average period of 1.7 years subject to the recipients’ continued service with the Company.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	June 30, 2021	December 31, 2020

	(in thousands)
United States	$106,777	$79,078
Rest of the world	49,942	44,610
Total property and equipment, net	$156,719	$123,688
No single country other than the United States accounted for more than 10% of total property and equipment, net as of June 30, 2021 and December 31, 2020.

Note 15. Subsequent Events

On July 6, 2021 the Company entered a triple net lease (the "Lease") for approximately 128,000 square feet of office space in Austin, Texas. The initial phase of the Lease commenced in July 2021 and has a legal term of 121 months with plans to occupy this portion of approximately 67,000 square feet during the three months ended June 30, 2022. The Lease has two options to renew for 5 years each at 100% market rate. It is not reasonably certain that these options would be exercised at this time. The total fixed payments per the terms of the Lease is approximately $46.2 million plus the Company's share of operating costs for the maturity of the lease.

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

•Pay-as-you-go customers. For our pay-as-you-go customers, we offer the ability to purchase our products through our website. We make our pay-as-you-go product solutions available in several configurations. For customers securing and accelerating their Internet properties, we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Our Pro plan provides basic functionality to improve the security, performance, and reliability of applications, such as enhanced web application firewall and image and mobile optimization. Our Business plan includes additional functionality often required by larger organizations, including service level agreements of up to 100% uptime, dynamic content acceleration, and enhanced customer support. For pay-as-you-go customers who need a scalable zero trust solution to secure users and internal resources, we make our Cloudflare for Team products available on a per seat basis. In addition, for developers building serverless applications, we offer our Cloudflare Workers to our pay-as-you-go customers on a usage-based plan that is metered by requests and execution time. Our implementation period for pay-as-you-go customers is extremely short with most customers implementing our services within a matter of minutes. Pay-as-you-go customers can subscribe to more than one solution and purchase add-on products and network functionality we offer to meet their more advanced needs. Our pay-as-you-go customers typically pay with a credit card on a monthly basis.

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
◦International reach. Our global network, with a presence in more than 200 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 48% and 51% of our revenue in the three months ended June 30, 2021 and 2020, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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

COVID-19 Update
The rapid spread of the COVID-19 virus and new variants, such as the Delta variant, have resulted in authorities around the world periodically implementing and relaxing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures. The COVID-19 pandemic and these containment measures that have been in effect from time to time in various countries and territories since early 2020 have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies. Although vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, the expansion of administering these vaccines to additional people within these and other countries, and the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines remain uncertain.
We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict. For example, after the administration of vaccines in the first half of 2021 and decreased infection rates in the summer, many countries began loosening containment measures, but the rapid spread of new variants, such as the highly transmissible Delta variant, and recent escalation of infection rates, as well as the ongoing discovery of numerous additional variants of the virus around the world, has led, and is expected to continue to lead, to an increase in containment measures in certain countries and territories. As a result, the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The duration and severity of the economic downturn from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.
To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.
•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally during the spring of 2020, we activated our business continuity plan and transitioned our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. Since that time, we have reopened, to a limited extent, most of our offices so that those of our employees who have difficult or challenging remote work circumstances are able to work from one of our offices located in jurisdictions that permit returns to offices and where we believe such a return to office can occur safely. In addition, subject to the availability and receipt of vaccinations by our employees and the existence of low infection rates in the various jurisdictions where we have offices, particularly in the face of the expanding prevalence of the Delta variant, we currently are planning for the reintroduction of our employees to some or all of our offices later in 2021.
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
•Our Customers. The COVID-19 pandemic and the measures taken by governments around the world to contain the spread of COVID-19 are materially and adversely impacting many of our current and potential customers, and this impact could negatively impact our business and operations, results of operations, financial condition, and cash flows. During the first quarter of 2020, we experienced an increase in the sales cycle for our products with many customers. While we believe that increase could have been a result of a number of factors, it is possible that the pandemic contributed to the increase and that an increase could happen again in the future during the ongoing course of the pandemic. We also initially experienced an increase in the proportion of our pipeline of prospective future customers that was lost, as well as an increase during the first quarter of 2020 of new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights than was the case prior to the pandemic. Depending on the future progression of the pandemic, we also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and they could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. While we have sought to ameliorate these negative sales impacts through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment, there can be no assurance that these efforts will be successful.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Gross profit	$117,399	$75,557	$223,370	$145,986
Gross margin	77%	76%	77%	76%
Loss from operations	$(28,872)	$(24,704)	$(60,126)	$(60,775)
Non-GAAP loss from operations	$(4,024)	$(9,487)	$(11,514)	$(23,880)
Operating margin	(19)%	(25)%	(21)%	(32)%
Non-GAAP operating margin	(3)%	(10)%	(4)%	(13)%
Net cash provided by (used in) operating activities	$7,455	$3,987	$30,949	$(10,289)
Net cash provided by (used in) investing activities	$42,470	$(300,769)	$90,246	$(309,541)
Net cash provided by financing activities	$10,150	$501,702	$17,529	$497,024
Free cash flow	$(9,775)	$(20,154)	$(11,994)	$(50,757)
Net cash provided by (used in) operating activities (as a percentage of revenue)	5%	4%	11%	(5)%
Free cash flow margin	(6)%	(20)%	(4)%	(27)%
Paying customers	126,735	96,178	126,735	96,178
Paying customers (> $100,000 Annualized Revenue)	1,088	637	1,088	637

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$79,944	52%	$48,478	49%	$151,166	52%	$92,693	49%
Europe, Middle East, and Africa	39,696	26%	25,912	26%	75,228	26%	49,018	26%
Asia Pacific	22,841	15%	18,589	19%	45,720	16%	36,193	19%
Other	9,947	7%	6,742	6%	18,369	6%	13,067	6%
Total	$152,428	100%	$99,721	100%	$290,483	100%	$190,971	100%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Loss from operations	$(28,872)	$(24,704)	$(60,126)	$(60,775)
Add:
Stock-based compensation expense and related employer payroll taxes	24,148	14,568	47,212	29,185
Amortization of acquired intangible assets	700	700	1,400	1,431
Acquisition-related and other expenses	—	(51)	—	6,279
Non-GAAP loss from operations	$(4,024)	$(9,487)	$(11,514)	$(23,880)
Operating margin	(19)%	(25)%	(21)%	(32)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(3)%	(10)%	(4)%	(13)%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net cash provided by (used in) operating activities	$7,455	$3,987	$30,949	$(10,289)
Less: Purchases of property and equipment	(13,572)	(19,200)	(35,840)	(30,605)
Less: Capitalized internal-use software	(3,658)	(4,941)	(7,103)	(9,863)
Free cash flow	$(9,775)	$(20,154)	$(11,994)	$(50,757)
Net cash provided by (used in) investing activities	$42,470	$(300,769)	$90,246	$(309,541)
Net cash provided by (used in) financing activities	$10,150	$501,702	$17,529	$497,024
Net cash provided by (used in) operating activities (as a percentage of revenue)	5%	4%	11%	(5)%
Less: Purchases of property and equipment (as a percentage of revenue)	(9)%	(19)%	(12)%	(17)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(5)%	(3)%	(5)%
Free cash flow margin	(6)%	(20)%	(4)%	(27)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 126,735 and 96,178 as of June 30, 2021 and June 30, 2020, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 1,088 and 637 as of June 30, 2021 and June 30, 2020, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes professional services and the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended June 30, 2021 and June 30, 2020 were 124% and 115%, respectively.
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
Research and Development
Research and development costs consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation expense, consulting costs, depreciation of equipment used in research and development, and allocated overhead costs. Research and development costs support our efforts to add new features to our existing offerings and to ensure the security, performance, and reliability of our global network. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our global network and products. We expect our research and development expenses to remain generally consistent as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Revenue	$152,428	$99,721	$290,483	$190,971
Cost of revenue(1)	35,029	24,164	67,113	44,985
Gross profit	117,399	75,557	223,370	145,986
Operating expenses:
Sales and marketing(1)	75,995	51,376	145,969	98,341
Research and development(1)	41,349	28,131	80,876	61,485
General and administrative(1)	28,927	20,754	56,651	46,935
Total operating expenses	146,271	100,261	283,496	206,761
Loss from operations	(28,872)	(24,704)	(60,126)	(60,775)
Non-operating income (expense):
Interest income	373	1,857	917	4,426
Interest expense	(10,444)	(5,007)	(20,678)	(5,074)
Other income (expense), net	(877)	(219)	(729)	266
Total non-operating income (expense), net	(10,948)	(3,369)	(20,490)	(382)
Loss before income taxes	(39,820)	(28,073)	(80,616)	(61,157)
Benefit from income taxes	(4,310)	(1,938)	(5,143)	(2,276)
Net loss	$(35,510)	$(26,135)	$(75,473)	$(58,881)
_______________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenue	$579	$280	$993	$547
Sales and marketing	6,608	3,608	12,253	6,771
Research and development	9,509	5,374	17,873	11,464
General and administrative	3,855	3,187	7,470	6,564
Total stock-based compensation expense	$20,551	$12,449	$38,589	$25,346

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	23	24	23	24
Gross margin	77	76	77	76
Operating expenses:
Sales and marketing	50	52	50	51
Research and development	27	28	28	32
General and administrative	19	21	20	25
Total operating expenses	96	101	98	108
Loss from operations	(19)	(25)	(21)	(32)
Non-operating income (expense):
Interest income	—	2	—	2
Interest expense	(7)	(5)	(7)	(2)
Other income (expense), net	—	—	—	—
Total non-operating income, net	(7)	(3)	(7)	—
Loss before income taxes	(26)	(28)	(28)	(32)
Benefit from income taxes	(3)	(2)	(2)	(1)
Net loss	(23)%	(26)%	(26)%	(31)%
Comparison of Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Revenue	$152,428	$99,721	$52,707	53%	$290,483	$190,971	$99,512	52%
Revenue increased by $52.7 million, or 53%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 32% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 124% for the three months ended June 30, 2021.

Revenue increased by $99.5 million, or 52%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 32% as of June 30, 2021 compared to the prior period ended June 30, 2020, as well as the expansion within our existing paying customers, as reflected by our dollar-based net retention rate of 124% for the three months ended June 30, 2021.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Cost of revenue	$35,029	$24,164	$10,865	45%	$67,113	$44,985	$22,128	49%
Gross margin	77%	76%			77%	76%
Cost of revenue increased by $10.9 million, or 45%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in the cost of revenue was primarily due to an increase of $4.3 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our infrastructure platform for our expanded customer base as well as increased capacity to support our growth, an increase of $2.2 million in employee-related costs due to a 51% increase in headcount in our customer support and technical operations organizations, and an increase of $1.8 million in depreciation expense related to purchases of equipment located in co-location facilities.
Gross margin did not significantly fluctuate during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020.
Cost of revenue increased by $22.1 million, or 49%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in the cost of revenue was primarily due to an increase of $8.4 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, an increase of $3.7 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $3.5 million in employee-related costs due to a 51% increase in headcount in our customer support and technical operations organizations, an increase of $3.2 million related to the amortization of capitalized internal-use software costs, and $2.0 million related to third-party technology service costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$75,995	$51,376	$24,619	48%	$145,969	$98,341	$47,628	48%
Sales and marketing expenses increased by $24.6 million, or 48%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by $16.4 million in increased employee-related costs due to a 29% increase in headcount in our sales and marketing organization, including an increase of $3.0 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $3.2 million in co-location and bandwidth expenses for free customers and an increase of $2.0 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, and a $1.0 million increase in consulting and subscription services.

Sales and marketing expenses increased by $47.6 million, or 48%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by $33.2 million in increased employee-related costs due to a 29% increase in headcount our sales and marketing organization from June 30, 2020 to June 30, 2021, including an increase of $5.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $6.0 million in co-location and bandwidth expenses for free customers, an increase of $4.6 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, and an increase of $3.0 million in consulting and subscription expenses, partially offset by a decrease of $1.3 million in travel-related costs due to the COVID-19 pandemic.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Research and development	$41,349	$28,131	$13,218	47%	$80,876	$61,485	$19,391	32%
`
Research and development expenses increased by $13.2 million, or 47%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily driven by $10.7 million in increased employee-related costs due to a 31% increase in headcount in our research and development organization and an increase of $3.9 million in stock-based compensation expense. The remainder of the increase was primarily a result of decreased capitalized internal-use software development costs of $2.3 million.
Research and development expenses increased by $19.4 million, or 32%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by $15.7 million in increased employee-related costs due to a 31% increase in headcount in our research and development organization from June 30, 2020 to June 30, 2021, including an increase of $6.3 million in stock-based compensation expense. These increases in employee-related costs were partially offset by a decrease of $5.7 million in compensation-related payments to former S2 employees, which was recognized in the three months ended March 31, 2020. The remainder of the increase was primarily a result of decreased capitalized internal-use software development costs of $3.7 million.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
General and administrative	$28,927	$20,754	$8,173	39%	$56,651	$46,935	$9,716	21%
General and administrative expenses increased by $8.2 million, or 39%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to $4.9 million in increased employee-related costs, driven by a 47% increase in headcount in our general and administrative organization and an increase of $2.3 million in professional fees for third-party accounting, consulting, and legal services.
General and administrative expenses increased by $9.7 million, or 21%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by $8.9 million in increased employee-related costs and $2.8 million of increased expenses for third-party accounting, consulting, and legal services. These increases were partially offset by $1.0 million of decreased allocated overhead costs and $0.6 million of decreased bad debt expense.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Interest income	$373	$1,857	$(1,484)	(80)%	$917	$4,426	$(3,509)	(79)%
Interest income decreased by $1.5 million and $3.5 million, or 80% and 79%, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The decrease was primarily driven by decreased interest rates on our investment portfolio.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Interest expense	$(10,444)	$(5,007)	$(5,437)	*	$(20,678)	$(5,074)	$(15,604)	*
______________
* Not meaningful
Interest expense increased by $5.4 million and $15.6 million for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase was primarily driven by the contractual interest expense and amortization of the discount and debt issuance costs on our Notes, which were issued in May 2020.
Other Income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Other income (expense), net	$(877)	$(219)	$(658)	*	$(729)	$266	$(995)	*
______________
* Not meaningful
Other income, net did not significantly fluctuate during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.
Benefit from Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Benefit from income taxes	$(4,310)	$(1,938)	$(2,372)	*	$(5,143)	$(2,276)	$(2,867)	*
_______________
* Not meaningful
The net change in income taxes for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is $2.4 million. The benefit from income taxes of $4.3 million for the three months ended June 30, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit of $1.9 million for the three months ended June 30, 2020 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
The net change in income taxes for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is $2.9 million. The benefit from income taxes of $5.1 million for the six months ended June 30, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $2.3 million for the six months ended June 30, 2020 was primarily related to the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefit from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
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
As of June 30, 2021, we had cash and cash equivalents of $247.6 million, including $8.4 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash, highly liquid money market funds, and commercial paper. We also had available-for-sale securities of $786.0 million consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. As of June 30, 2021, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $496.0 million as of June 30, 2021 and negative annual cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$30,949	$(10,289)
Net cash provided by (used in) investing activities	$90,246	$(309,541)
Net cash provided by financing activities	$17,529	$497,024
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2021 was $30.9 million, which resulted from a net loss of $75.5 million, adjusted for non-cash charges of $111.2 million and net cash outflow of $4.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $38.6 million for stock-based compensation expense, $31.2 million for depreciation and amortization expense, $18.2 million for amortization of convertible note discount and issuance costs, $12.9 million for amortization of deferred contract acquisition costs, $11.0 million for non-cash operating lease costs, $3.9 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $2.0 million for provision of bad debt, partially offset by $6.6 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $25.3 million increase in deferred contract acquisition costs due to the addition of new customers, a $14.4 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $10.4 million decrease in operating lease liabilities, partially offset by a $27.7 million increase in deferred revenue, a $10.9 million increase in accrued expenses and other current liabilities, a $6.8 million increase in accounts payable a $1.7 million increase in contract assets, and a $1.6 million increase in other non-current assets.
Net cash used in operating activities during the six months ended June 30, 2020 was $10.3 million, which resulted from a net loss of $58.9 million, adjusted for non-cash charges of $68.0 million and net cash outflow of $19.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $25.3 million for stock-based compensation expense, $22.1 million for depreciation and amortization expense, $9.3 million for non-cash operating lease costs, $7.5 million for amortization of deferred contract acquisition costs, and $4.3 million for amortization of debt discount and issuance costs related to the Notes. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $16.2 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $12.3 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $10.2 million decrease in operating lease liabilities, a $1.4 million decrease in other non-current liabilities, and a $1.1 million increase in prepaid expenses and other assets, partially offset by a $13.4 million increase in deferred revenue, a $4.3 million increase in accounts payable, and $4.2 million increase in accrued expenses and other current liabilities.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2021 of $90.2 million resulted primarily from the maturities of available-for-sale securities of $514.3 million, which was partially offset by the purchases of available-for-sale securities of $381.2 million, capital expenditures of $35.8 million, and the capitalization of internal-use software development costs of $7.1 million.
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
Financing Activities
Net cash provided by financing activities of $17.5 million during the six months ended June 30, 2021 was primarily due to $11.6 million of proceeds from the exercise of vested and unvested stock options and $7.2 million of proceeds from the issuance of common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP), partially offset by a $1.1 million payment of tax withholding on RSU settlements.

Net cash provided by financing activities of $497.0 million during the six months ended June 30, 2020 was primarily due to $575.0 million gross proceeds from issuance of the Notes, $5.4 million proceeds from issuance of common stock for employee stock purchase plan, $4.4 million of proceeds from the exercise of vested and unvested stock options, partially offset by $67.3 million cash paid for the purchase of the capped calls related to the Notes, $12.5 million cash paid for issuance costs on the Notes, $7.3 million payment of tax withholding on RSU settlements, and $0.4 million of payments of tax withholding on common stock issued under the ESPP.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2021:

	Payments Due by Period as of June 30, 2021
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$25,982	$8,878	$11,335	$1,493	$4,276
Bandwidth and other co-location related commitments(2)	52,978	12,669	27,508	8,520	4,281
Operating lease obligations(3)	82,690	13,570	37,094	19,346	12,680
0.75% Convertible Senior Notes Due May 2025	575,000	—	—	575,000	—
Interest obligations(4)	16,699	2,156	8,625	5,918	—
Other commitments(5)	2,187	2,187	—	—	—
Total	$755,536	$39,460	$84,562	$610,277	$21,237

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2021 as we had not yet received the related services.
(2)Long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2021.
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
In addition to the contractual obligations set forth above, as of June 30, 2021, we had $9.3 million recognized as total restricted cash on our condensed consolidated balance sheets which consisted of $6.7 million in letters of credit outstanding in favor of certain landlords for office space and $2.6 million in short-term restricted cash, which primarily consisted of a payment obligation in connection with the acquisition of S2. The letters of credit renew annually and expire on various dates through 2028.
For additional discussion on our leases and other commitments, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 6, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes to these policies for the six months ended June 30, 2021, except as described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of June 30, 2021, we had cash and cash equivalents of $247.6 million and available-for-sale securities of $786.0 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the six months ended June 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread and which has mutated into more contagious and dangerous variants (including the increasingly widespread "Delta variant"), and the related adverse public health developments, including travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines, all remain uncertain. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of COVID-19, we activated our business continuity plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a fully remote working environment, and canceling participation in various industry events.
The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, including new variants such as the Delta variant, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, during the first quarter of 2020, the sales cycle for a new customer of our technology and services lengthened and could lengthen again in the future, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. During the first quarter of 2020, we experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights and it is possible that similar requests could occur in the future as the pandemic continues. The COVID-19 pandemic also presents challenges as substantially all of our workforce is currently working remotely and assisting new and existing customers who are also generally working remotely.
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
We have incurred net losses in all periods since we began operations and we expect we will continue to incur net losses for the foreseeable future. We experienced net losses of $35.5 million and $26.1 million for the three months ended June 30, 2021 and 2020, respectively, and $75.5 million and $58.9 million for the six months ended June 30, 2021 and 2020, respectively, and as of June 30, 2021, we had an accumulated deficit of $496.0 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $152.4 million and $99.7 million for the three months ended June 30, 2021 and 2020, respectively and $290.5 million and $191.0 million for the six months ended June 30, 2021 and 2020, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our pay-as-you-go customers pay with a credit card on a monthly basis and can terminate their subscriptions at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into longer term agreements ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of an uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Should certain of our contracted customers, especially our large customers, terminate their agreements with us, our financial condition and results of operations may materially suffer.
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
If we are unable to effectively attract, expand, and retain sales to large customers, or we fail to mitigate the additional risks associated with serving such customers, our business, results of operation, and financial condition may suffer.

Our growth strategy is dependent, in large part, upon attracting, expanding, and retaining sales to large customers. For our definition of “large customers,” see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Attracting, expanding, and retaining sales to large customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, including:
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
•increased usage of our global network that may require us to incur greater network infrastructure expenditures; and
•longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase, expand, or continue to purchase our products.
Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan typically lasting less than one quarter. These implementation periods have remained generally consistent during the ongoing COVID-19 pandemic, subject to some modest lengthening of our average customer sales cycle during the beginning of the pandemic. As our sales force targets an increasing number of large customers for new and expanded product sales, these larger enterprises may undertake a significant evaluation and negotiation process, which could lengthen our sales cycle materially.
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners on account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether or when a sale to a prospective large customer will be completed and when revenue from a subscription will be recognized or will cease.
Further, our ability to improve our sales of products to large customers is dependent on us continuing to attract and retain sales personnel with experience in selling to larger enterprises. Also, because security breaches or a network outage with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased reputational risk associated with serving such customers. These additional risks can potentially act as a disincentive to our sales team’s pursuit of these large customers for new or expanded product sales.
Once we begin selling to a large customer or expand our sales to a large customer, if we fail to retain the large customer or to retain the same amount of sales to the large customer, then the adverse impact on our result of operations and financial conditions could be significant during any specific quarter and could also result in potentially greater and unexpected variability in our results of operations and financial condition from quarter to quarter.
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
A majority of our revenue in the six months ended June 30, 2021 was from contracted customers that were acquired through our inside and field sales teams. We expect this trend will continue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, new sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a result of our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 1,535 employees as of June 30, 2020 to 2,050 employees as of June 30, 2021. We also have offices around the world, including offices in Beijing and Munich that we opened during 2018 and offices in Sydney and Lisbon that we opened in 2019. In 2020, we opened offices in Paris, Tokyo, and Toronto. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
A significant part of our business strategy is to focus on long-term growth. For example, we increased our operating expenses to $146.3 million from $100.3 million in the three months ended June 30, 2021 and 2020, respectively, and increased our operating expenses to $283.5 million from $206.8 million in the six months ended June 30, 2021 and 2020 respectively. In the three months ended June 30, 2021 and 2020 our net loss increased to $35.5 million from $26.1 million, respectively and in the six months ended June 30, 2021 and 2020, our net loss increased to $75.5 million from $58.9 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
We generate revenue primarily from subscriptions to our network and products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products, particularly with respect to our newer products and solutions such as Cloudflare for Teams and Magic Transit. As the markets for our products mature, as we enter into newer product markets for our business, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
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
Our growth depends, in part, on the success of our strategic relationships with third parties, and if we fail to continue to expand, grow, and retain these relationships then our business, results of operations, and financial condition may be adversely impacted.
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as value-added channel partners, referral partners, systems integrators, global platform providers, telecommunications companies, and managed security service providers. We believe developing, expanding, and retaining these strategic relationships will play an increasingly greater role in our sales efforts to our large customers. However, identifying these types of strategic partners, negotiating and documenting our business and contractual relationships with them, and maintaining APIs that some of our strategic partners use to interact with our business, each require significant time and resources. While in some cases our contractual arrangements with our strategic partners have terms of one year or longer, in many cases these arrangements are short-term in nature and can be terminated on 90 days advance notice. Our competitors also may be effective in providing incentives to third parties to favor their products or services over subscriptions to our products. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our network and products. If we are unsuccessful in establishing, expanding, or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations, and financial condition may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products by, or increased revenue from, our paying customers and large customers.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of our 0.75% Convertible Senior Notes due May 2025 (the Notes), the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 6, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.

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
As of June 30, 2021, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 200 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Additionally, the demands placed on our global network by the COVID-19 pandemic may further strain our network, which could lead to service disruptions. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. Co-location facilities housing our network infrastructure may also be subject to local administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a single source to purchase the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts were completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, the ongoing COVID-19 pandemic has resulted, and we expect will continue to result in disruptions and delays for these components and the delivery and installation of such components at our co-location facilities. In addition, starting during the first quarter of 2021 and continuing in the second quarter, a global shortage of microchips has resulted in supply constraints for a number of electronics firms, including manufacturers of servers, and the duration and ultimate severity of this ongoing shortage is uncertain. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield in July 2020 in the "Schrems II" case. The GDPR requires that certain mechanisms must be in place in order for the personal data of EU residents to be transferred to the United States for processing. The U.S.-EU Privacy Shield was one such mechanism. The CJEU’s decision in Schrems II also called into question the validity of the EU Standard Contractual Clauses (SCCs) — the other widely used mechanism for transferring data to the United States. The CJEU opinion found that while the SCCs remain a valid basis for transfer, a data processor must also have in place additional safeguards sufficient in the controller’s view to provide GDPR-level protection for EU personal data against U.S. government’s laws and practices for accessing personal data transferred to the United States.

The CJEU decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe. On April 27, 2021, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued an opinion directing the Portuguese National Statistics Institute, I.P. (INE) to discontinue use of our services based on the GDPR. Further application of similar decisions by the CNPD or other data protection authorities may interfere with our ability to provide services to existing customers or to acquire new customers. In June 2021, the European Commission published new SCCs and the European Data Protection Board (EDPB) adopted final recommendations on cross-border data transfers in light of the Schrems II case. The new SCCs and EDPB guidance provide clarity on cross-border data transfers, but individual European data protection regulatory authorities may differ in their interpretation and enforcement of the EDPB’s guidance. Implementing the new SCCs and EDPB guidance may result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.

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
The number of data protection laws globally is rising as well. More countries, including India, Australia, New Zealand, Singapore, and Japan are exploring new or updated comprehensive data protection regimes. For example, Brazil’s comprehensive data protection law, the Lei Geral de Proteção de Dados (the LGPD), went into effect in 2020 and contains requirements for contractual guarantees that need to be in place for personal data to be processed outside Brazil and penalties may result in fines of up to 2% of the organization’s Brazilian revenue for the prior year, up to a total of 50 million reais (or approximately $9.3 million USD) per violation. In China, we continue to monitor legal and government advisory developments regarding the Chinese Cybersecurity Law and Draft Cybersecurity Review Measures for impacts to our business related to cross-border data transfer limitations and evolving privacy, security, or data protection requirements. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 48% and 51% of our revenue from our international customers for the three months ended June 30, 2021 and 2020, respectively, and 48% and 51% for the six months ended June 30, 2021 and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 200 cities and over 100 countries worldwide as of June 30, 2021. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our commercial relationship with JD Cloud & AI and the continuation through December 31, 2021 of our historical commercial relationship with Baidu. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have strategic agreements with JD Cloud & AI and Baidu to provide solutions that accommodate the requirements imposed by Chinese regulations through JD Cloud & AI's and Baidu’s development and operation of facilities in China that are included as part of our network. Our agreement with JD Cloud & AI was announced in 2020 and the term of the agreement expires on April 1, 2023. There can be no assurance that we will be able to extend our agreement with JD Cloud & AI in the future or if any such extension would be available on comparable terms. Our existing agreement with Baidu expires on December 31, 2021 with respect to the inclusion of Baidu’s facilities in China as part of our network, and we do not expect that any further extension of the Baidu agreement will occur. Each of these agreements is subject to earlier termination by either party under certain circumstances such as the other party’s material breach. In addition, each of these agreements can be terminated by JD Cloud & AI or Baidu, as applicable, under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments.

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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. In January, July, September, and December 2020, as well as March and June 2021, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.

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
We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. In addition, a number of companies in our industry hold a large number of patents and also protect their copyright, trade secret, and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to intellectual property, our business practices, and our products. For example, we are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites, and these lawsuits include copyright infringement claims. We may also be subject to governmental and other regulatory investigations from time to time. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-

infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of June 30, 2021, we had more than 165 issued patents and over 70 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including Baidu and JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 79.3% of the voting power of our capital stock, with our co-founders together holding approximately 57.7%. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change (which is defined in the Indenture for the Notes to include events such as a change of control) repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefore or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by such Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. Any failure by us to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof, in each case, when required to do so pursuant to the terms of the Indenture could harm our business, results of operations, and financial condition.
The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of the Notes is triggered, holders of the Notes are entitled to convert the Notes at any time during specified periods at their option. The Notes are currently convertible at the option of the holder until September 30, 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to the Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. The Notes may become convertible at the option of their holders under certain circumstances. For instance, the Notes are currently convertible at the option of the holder until September 30, 2021. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
10.1	Amended and restated Change in Control and Severance Policy
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: August 6, 2021	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2021	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)