Form 10-Q
period 2021-09-30
Cloudflare, Inc.
filed 2021-11-05
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 22, 2021, 273,882,797 shares of the registrant's Class A common stock were outstanding and 47,862,782 shares of the registrant's Class B common stock were outstanding.

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
•The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$618,231	$108,895
Available-for-sale securities	1,195,646	923,201
Accounts receivable, net	84,705	63,499
Contract assets	5,049	3,538
Restricted cash short-term	471	2,591
Prepaid expenses and other current assets	26,475	28,230
Total current assets	1,930,577	1,129,954
Property and equipment, net	176,556	123,688
Goodwill	17,167	17,167
Acquired intangible assets, net	700	2,800
Operating lease right-of-use assets	101,260	43,148
Deferred contract acquisition costs, noncurrent	61,607	44,176
Restricted cash	6,660	6,660
Other noncurrent assets	20,987	13,058
Total assets	$2,315,514	$1,380,651
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,561	$14,485
Accrued expenses and other current liabilities	33,841	20,217
Accrued compensation	37,185	25,410
Operating lease liabilities	23,450	17,717
Liability for early exercise of unvested stock options	5,505	8,603
Deferred revenue	92,415	54,945
Total current liabilities	226,957	141,377
Convertible senior notes, net	1,143,308	383,275
Operating lease liabilities, noncurrent	81,113	27,309
Deferred revenue, noncurrent	4,561	1,891
Other noncurrent liabilities	6,425	9,859
Total liabilities	1,462,364	563,711
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of September 30, 2021 and December 31, 2020; 273,575 and 249,401 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	273	249
Class B common stock; $0.001 par value; 315,000 shares authorized as of September 30, 2021 and December 31, 2020; 48,039 and 59,239 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	45	55
Additional paid-in capital	1,456,371	1,236,993
Accumulated deficit	(603,328)	(420,520)
Accumulated other comprehensive income (loss)	(211)	163
Total stockholders’ equity	853,150	816,940
Total liabilities and stockholders’ equity	$2,315,514	$1,380,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$172,347	$114,162	$462,830	$305,133
Cost of revenue	37,525	27,005	104,638	71,990
Gross profit	134,822	87,157	358,192	233,143
Operating expenses:
Sales and marketing	85,877	55,982	231,846	154,323
Research and development	46,770	30,902	127,646	92,387
General and administrative	28,669	21,525	85,320	68,460
Total operating expenses	161,316	108,409	444,812	315,170
Loss from operations	(26,494)	(21,252)	(86,620)	(82,027)
Non-operating income (expense):
Interest income	385	1,316	1,302	5,742
Interest expense	(12,448)	(9,828)	(33,126)	(14,902)
Loss on extinguishment of debt	(72,234)	—	(72,234)	—
Other income (expense), net	361	(208)	(368)	58
Total non-operating income (expense), net	(83,936)	(8,720)	(104,426)	(9,102)
Loss before income taxes	(110,430)	(29,972)	(191,046)	(91,129)
Benefit from income taxes	(3,095)	(3,504)	(8,238)	(5,780)
Net loss	$(107,335)	$(26,468)	$(182,808)	$(85,349)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.09)	$(0.59)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	314,543	301,689	309,618	298,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(107,335)	$(26,468)	$(182,808)	$(85,349)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(167)	(654)	(374)	509
Other comprehensive income (loss)	(167)	(654)	(374)	509
Comprehensive loss	$(107,502)	$(27,122)	$(183,182)	$(84,840)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	263,096	$263	49,269	$46	$1,296,824	$(495,993)	$(44)	$801,096
Issuance of common stock upon exercise of stock options	156	—	894	1	5,282	—	—	5,283
Repurchases of unvested common stock	(7)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	1	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	952	—	—	952
Issuance of common stock related to settlement of RSUs	333	—	321	—	(1)	—	—	(1)
Tax withholding on RSU settlement	—	—	(8)	—	(943)	—	—	(943)
Conversion of Class B to Class A common stock	2,438	2	(2,438)	(2)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	262,077	—	—	262,077
Purchases of capped calls related to convertible senior notes	—	—	—	—	(86,293)	—	—	(86,293)
Issuance of common stock in connection with partial repurchase of convertible senior notes	7,559	8	—	—	920,241	—	—	920,249
Equity component of extinguishment of convertible senior notes	—	—	—	—	(965,684)	—	—	(965,684)
Stock-based compensation	—	—	—	—	23,916	—	—	23,916
Net loss	—	—	—	—	—	(107,335)	—	(107,335)
Other comprehensive loss	—	—	—	—	—	—	(167)	(167)
Balance as of September 30, 2021	273,575	$273	48,039	$45	$1,456,371	$(603,328)	$(211)	$853,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of Balance as of June 30, 2020	184,900	$184	120,524	$116	$1,194,125	$(360,031)	$1,224	$835,618
Issuance of common stock upon exercise of stock options	—	—	927	2	1,388	—	—	1,390
Repurchases of unvested common stock	(2)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	42	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	1,140	—	—	1,140
Issuance of common stock related to settlement of RSUs	197	—	449	—	(1)	—	—	(1)
Tax withholding on RSU settlement	—	—	(8)	—	(299)	—	—	(299)
Conversion of Class B to Class A common stock	48,414	49	(48,414)	(49)	—	—	—	—
Stock-based compensation	—	—	—	—	15,721	—	—	15,721
Net loss	—	—	—	—	—	(26,468)		(26,468)
Other comprehensive loss	—	—	—	—	—	—	(654)	(654)
Balance as of September 30, 2020	233,509	$233	73,520	$69	$1,212,074	$(386,499)	$570	$826,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	249,401	$249	59,239	$55	$1,236,993	$(420,520)	$163	$816,940
Issuance of common stock upon exercise of stock options	567	—	2,705	3	16,799	—	—	16,802
Repurchases of unvested common stock	(74)	—	—		—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	35		—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	3,003	—	—	3,004
Issuance of common stock related to settlement of RSUs	1,083	1	990	1	(2)	—	—	—
Tax withholding on RSU settlement	—	—	(22)	—	(2,033)	—	—	(2,033)
Conversion of Class B to Class A Common stock	14,908	15	(14,908)	(15)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	262,077	—	—	262,077
Purchases of capped calls related to convertible senior notes	—	—	—	—	(86,293)	—	—	(86,293)
Issuance of common stock in connection with partial repurchase of convertible senior notes	7,559	8	—	—	920,241	—	—	920,249
Equity component of extinguishment of convertible senior notes	—		—	—	(965,684)	—	—	(965,684)
Common stock issued under employee stock purchase plan	131	—	—	—	7,174	—	—	7,174
Stock-based compensation	—	—	—	—	64,096	—	—	64,096
Net Loss	—	—	—	—	—	(182,808)	—	(182,808)
Other Comprehensive loss	—	—	—	—	—	—	(374)	(374)
Balance as of September 30, 2021	273,575	$273	48,039	$45	$1,456,371	$(603,328)	$(211)	$853,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2020
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	87,072	$87	213,101	$207	$1,027,179	$(301,706)	$61	$725,828
Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	—	556	—	556
Issuance of common stock in connection with acquisition	107	—	—	—	1,821	—	—	1,821
Issuance of restricted stock in connection with acquisition	841	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	3,509	4	5,721	—	—	5,725
Repurchases of unvested common stock	(39)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	78	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	2	3,649	—	—	3,651
Issuance of common stock related to settlement of RSUs	279	—	2,094	2	(2)	—	—	—
Tax withholding on RSU settlement	(11)	—	(410)	—	(7,606)	—	—	(7,606)
Conversion of Class B to Class A common stock	144,852	146	(144,852)	(146)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	200,812	—	—	200,812
Purchases of capped calls related to convertible senior notes	—	—	—	—	(67,333)	—	—	(67,333)
Common stock issued under employee stock purchase plan	421	—	—	—	5,447	—	—	5,447
Tax withholding on common stock issued under employee stock purchase plan	(13)	—	—	—	(376)	—	—	(376)
Stock-based compensation	—	—	—	—	42,762	—	—	42,762
Net loss	—	—	—	—	—	(85,349)	—	(85,349)
Other comprehensive loss	—	—	—	—	—	—	509	509
Balance as of September 30, 2020	233,509	$233	73,520	$69	$1,212,074	$(386,499)	$570	$826,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(182,808)	$(85,349)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	48,275	35,029
Non-cash operating lease costs	17,740	14,134
Amortization of deferred contract acquisition costs	20,688	12,085
Stock-based compensation expense	61,638	40,091
Amortization of debt discount and issuance costs	30,488	12,865
Net accretion of discounts and amortization of premiums on available-for-sale securities	6,004	248
Deferred income taxes	(10,678)	(6,808)
Provision for bad debt	2,911	2,794
Loss on extinguishment of debt	72,234	—
Exchange of convertible senior notes attributable to the accreted interest related to debt discount	(29,353)	—
Other	111	(73)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(24,117)	(17,710)
Contract assets	(1,511)	(23)
Deferred contract acquisition costs	(38,119)	(24,615)
Prepaid expenses and other current assets	723	(6,131)
Other noncurrent assets	1,462	(930)
Accounts payable	5,820	4,648
Accrued expenses and other current liabilities	22,147	8,545
Operating lease liabilities	(16,315)	(15,131)
Deferred revenue	40,140	18,425
Other noncurrent liabilities	(3,449)	(410)
Net cash provided by (used in) operating activities	24,031	(8,316)
Cash Flows From Investing Activities
Purchases of property and equipment	(64,652)	(45,962)
Capitalized internal-use software	(11,105)	(14,333)
Cash paid for acquisitions, net of cash acquired	—	(13,691)
Purchases of available-for-sale securities	(1,060,883)	(956,147)
Sales of available-for-sale securities	15,756	—
Maturities of available-for-sale securities	766,304	515,044
Other investing activities	53	395
Net cash used in investing activities	(354,527)	(514,694)
Cash Flows From Financing Activities
Gross proceeds from issuance of convertible senior notes	1,293,750	575,000
Purchases of capped calls related to convertible senior notes	(86,293)	(67,333)
Cash consideration paid in exchange of convertible senior debt	(370,647)	—
Cash paid for issuance costs on convertible senior notes	(18,760)	(12,542)
Proceeds from the exercise of stock options	16,802	5,724
Proceeds from the early exercise of stock options	95	180
Repurchases of unvested common stock	(188)	(113)
Payments on note payable	—	(200)
Proceeds from the issuance of common stock for employee stock purchase plan	7,174	5,447
Payment of tax withholding obligation on RSU settlement	(2,033)	(7,607)
Payment of tax withholding obligation on common stock issued under employee stock purchase plan	—	(376)
Payment of indemnity holdback	(2,188)	—
Net cash provided by financing activities	837,712	498,180
Net increase (decrease) in cash, cash equivalents, and restricted cash	507,216	(24,830)
Cash, cash equivalents, and restricted cash, beginning of period	118,146	145,636
Cash, cash equivalents, and restricted cash, end of period	$625,362	$120,806
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,957	$34
Cash paid for income taxes, net of refunds	$1,265	$623
Cash paid for operating lease liabilities	$15,919	$15,256
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$2,398	$2,560
Accounts payable and accrued expenses related to property and equipment additions	$21,677	$4,076
Vesting of early exercised stock options	$3,004	$3,651
Indemnity holdback consideration associated with business combinations	$—	$2,187
Issuance of common stock related to an acquisition	$—	$1,821
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$74,406	$7,975
Derecognition of build-to-suit lease	$—	$9,886
Debt issuance costs, accrued but not paid	$1,037	$—
Issuance of common stock for exchange of convertible senior notes	$920,249	$—

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of September 30, 2021, its results of operations for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of November 5, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
Convertible Senior Notes
The Company accounts for its 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and its 0.00% Convertible Senior Notes due 2026 (the 2026 Notes and together with the 2025 Notes, the Notes) as separate liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was calculated by deducting the fair value of the liability component from the total principal of the Notes. The excess of the principal amount of the liability component over its book value (debt discount) is amortized to interest expense over the term of the Notes. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values. Issuance costs attributable to the liability component are being amortized over the contractual term of the Notes.

Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor should be evaluated for an exchange transaction if the exchange is determined to have substantially different terms. For exchange transactions that are considered an extinguishment of debt, the total consideration for such an exchange is separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The gain or loss on extinguishment of the debt is subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and nine months ended September 30, 2021 and 2020.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$90,734	53%	$59,277	52%	$241,900	52%	$151,970	50%
Europe, Middle East, and Africa	45,264	26%	27,943	25%	120,492	26%	76,961	25%
Asia Pacific	24,519	14%	19,634	17%	70,239	15%	55,827	18%
Other	11,830	7%	7,308	6%	30,199	7%	20,375	7%
Total	$172,347	100%	$114,162	100%	$462,830	100%	$305,133	100%
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$19,527	11%	$12,159	11%	$51,761	11%	$31,471	10%
Direct customers	152,820	89%	102,003	89%	411,069	89%	273,662	90%
Total	$172,347	100%	$114,162	100%	$462,830	100%	$305,133	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $52.7 million and $30.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Beginning balance	$56,587	$33,880	$44,176	$25,184
Capitalization of contract acquisition costs	12,793	8,457	38,119	24,615
Amortization of deferred contract acquisition costs	(7,773)	(4,623)	(20,688)	(12,085)
Ending balance	$61,607	$37,714	$61,607	$37,714
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $545.4 million. As of September 30, 2021, the Company expected to recognize 75% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash, or available-for-sale securities as of September 30, 2021 and December 31, 2020.

(in thousands)					Reported as:
September 30, 2021	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$74,429	$—	$—	$74,429	$73,958	$—	$471
Level I:
Money market funds	550,933	—	—	550,933	544,273	—	6,660
Level II:
Corporate bonds	171,027	8	(36)	170,999	—	170,998	—
U.S. treasury securities	746,873	45	(151)	746,767	—	746,767	—
U.S. government agency securities	3,001	—	—	3,001	—	3,001	—
Commercial paper	274,880	—	—	274,880	—	274,880	—
Subtotal	1,195,781	53	(187)	1,195,647	—	1,195,646	—
Total assets measured at fair value on a recurring basis	$1,821,143	$53	$(187)	$1,821,009	$618,231	$1,195,646	$7,131

(in thousands)					Reported as:
December 31, 2020	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$22,114	$—	$—	$22,114	$19,523	$—	$2,591
Level I:
Money market funds	71,038	—	—	71,038	64,378	—	6,660
Level II:
Corporate bonds	169,324	43	(26)	169,341	—	169,341	—
U.S. treasury securities	576,652	223	(4)	576,871	—	576,871	—
U.S. government agency securities	15,617	4	(1)	15,620	—	15,620	—
Commercial paper	186,363	—	—	186,363	24,994	161,369	—
Subtotal	947,956	270	(31)	948,195	24,994	923,201	—
Total assets measured at fair value on a recurring basis	$1,041,108	$270	$(31)	$1,041,347	$108,895	$923,201	$9,251
As of September 30, 2021 and December 31, 2020, the Company had $6.7 million in the long-term restricted cash related to irrevocable standby letters of credit established according to the requirements under lease agreements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2021 and December 31, 2020. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $723.8 million and $866.5 million as of September 30, 2021 and December 31, 2020, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $472.0 million and $56.5 million as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, net unrealized loss on investments were $0.2 million and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2020, net unrealized gains on investments were $0.2 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of September 30, 2021, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes issued in August 2021 at face value less the unamortized discount and issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2021, the fair value of the 2026 Notes was $1,243.6 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
The Company carries the 2025 Notes issued in May 2020 at face value less the unamortized discount and issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2021, the fair value of the 2025 Notes was $529.8 million. The fair value of the 2025 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2025 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of September 30, 2021 and December 31, 2020.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of September 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $2.4 million and $1.7 million, respectively. Bad debt expense for the three months ended September 30, 2021 and 2020 was $0.9 million and $0.3 million, respectively, and $2.9 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, write-off of uncollectible accounts receivable was $0.9 million and $0.4 million, respectively, and $2.2 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020

	(in thousands)
Property and equipment:
Servers—network infrastructure	$144,253	$108,988
Construction in progress	43,662	11,242
Capitalized internal-use software	64,559	49,618
Office and computer equipment	23,803	17,867
Office furniture	6,503	5,657
Software	4,253	1,808
Leasehold improvements	12,148	10,686
Asset retirement obligation	430	430
Gross property and equipment	299,611	206,296
Less accumulated depreciation and amortization	(123,055)	(82,608)
Total property and equipment, net	$176,556	$123,688
Depreciation and amortization expense on property and equipment for the three months ended September 30, 2021 and 2020 was $16.1 million and $12.1 million, respectively, and $45.2 million and $32.8 million for the nine months ended September 30, 2021 and 2020, respectively. This includes amortization expense for capitalized internal-use software which totaled $4.5 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively, and $13.3 million and $8.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Goodwill
As of September 30, 2021 and December 31, 2020, the Company's goodwill was $17.2 million. No goodwill impairments were recorded during the nine months ended September 30, 2021 and 2020.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$4,900	$700
Total acquired intangible assets, net	$5,600	$4,900	$700

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$2,800	$2,800
Total acquired intangible assets, net	$5,600	$2,800	$2,800
Amortization of acquired intangible assets was $0.7 million for the three months ended September 30, 2021 and 2020 and $2.1 million for the nine months ended September 30, 2021 and 2020.

As of September 30, 2021, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2021 (remaining three months)	$700
Total	$700
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 9.8 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 6.6 years. All of the Company's leases are classified as operating leases.

On July 6, 2021, the Company entered a triple net lease (the "Austin Lease") for 128,195 square feet of office space in Austin, Texas. The Lease has an accounting lease term of 121 months plus two options to renew for five years each at 100% market rate. At lease commencement, it was not reasonably certain that these renewal options will be exercised. The total fixed payments per the terms of the Austin Lease are approximately $$46.2 million plus the Company's share of operating costs for the maturity of the lease.

During the three months ended September 30, 2021, the reasonably certain holding period for two foreign real estate leases was modified as the Company became reasonably certain that the renewal options for these agreements would be exercised. The reasonably certain holding period for both leases increased by their respective renewal term lengths, which amounted to an additional undiscounted cash payment of $26.8 million based on the terms of their existing agreements.
The Company also subleased one of its leased office spaces. The lease term of the sublease ended during the three months ended June 30, 2021. Sublease income, which is recorded as a reduction of rent expense was zero and $1.1 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.1 million for the three months and nine months ended September 30, 2020, respectively.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$6,736	$4,802	$17,740	$14,134
Sublease income	—	(694)	(1,096)	(2,111)
Total lease cost	$6,736	$4,108	$16,644	$12,023
Variable lease cost and short-term lease cost for the three and nine months ended September 30, 2021 were not material.
As of September 30, 2021, the Company had $28.8 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between October 2021 and October 2024 and have an average lease term of 4.1 years.
As of September 30, 2021, the weighted-average remaining term of the Company’s operating leases was 6.2 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.5%.

Maturities of the operating lease liabilities as of September 30, 2021 are as follows:

September 30, 2021
(in thousands)
2021 (remaining three months)	$7,024
2022	23,435
2023	19,003
2024	17,275
2025	10,972
Thereafter	41,190
Total lease payments	$118,899
Less: Imputed interest	$(14,336)
Total operating lease liabilities	$104,563
Note 7. Convertible Senior Notes
2026 Convertible Senior Notes
In August 2021, the Company issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers’ exercise in full of their option to purchase an additional $168.8 million aggregate principal amounts of the 2026 Notes. The total net proceeds from the issuance of the 2026 Notes, after deducting initial purchaser discounts and debt issuance costs, were $1,274.0 million.
The 2026 Notes are senior unsecured obligations of the Company and will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the indenture dated August 13, 2021 (the 2026 Indenture). The 2026 Notes are 0% convertible senior notes and therefore do not bear regular cash interest.
The 2026 Notes are convertible at an initial conversion rate of 5.2263 shares of the Company's Class A common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $191.34 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the 2026 Indenture. The 2026 Notes may be converted at any time on or after May 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2026 Notes may convert all or any portion of their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2026 only under the following circumstances:

(1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day;

(3) if the Company calls such 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

(4) upon the occurrence of specified corporate events.

In addition, if the 2026 Notes are converted prior to the maturity date following certain specified corporate events or because the Company issues a notice of redemption, the Company will increase the conversion rate for such 2026 Notes converted in connection with such a corporate event or during the related redemption period, as the case may be, in certain circumstances set forth in the 2026 Indenture.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's Class A common stock, or a combination of cash and shares of the Company's Class A common stock, at the Company's election. It is the Company’s current intent to settle the principal amount of 2026 Notes in cash.
The Company may not redeem the 2026 Notes prior to August 20, 2024. The Company may redeem for cash all or any portion of the 2026 Notes (subject to the partial redemption limitation (as defined below)), at its option, on or after August 20, 2024, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2026 Notes, at least $100.0 million aggregate principal amount of 2026 Notes must be outstanding and not subject to redemption as of the relevant redemption date. No sinking fund is provided for the 2026 Notes.
If the Company undergoes a fundamental change (as defined in the 2026 Indenture), holders of the 2026 Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The initial carrying amount of the liability component of approximately $1,027.6 million, net of costs incurred, was calculated by using an effective interest rate of 4.65%, which was determined by measuring the fair value of similar debt instruments that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option and recorded in additional paid-in capital was $266.2 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount represents a debt discount that is amortized to interest expense over the contractual term of the 2026 Notes.
In accounting for the issuance costs related to the 2026 Notes, the Company allocated the total amount incurred to the liability and equity components based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $15.7 million (presented as a reduction to the carrying amount of debt) and are being amortized to interest expense over the contractual term of the 2026 Notes. The issuance costs attributable to the equity component were $4.1 million and are netted against the equity component in additional paid-in capital.
The net carrying amount of the liability component of the 2026 Notes was as follows:

September 30, 2021
(in thousands)
Principal	$1,293,750
Unamortized debt discount	(260,150)
Unamortized debt issuance costs	(15,327)
Carrying amount of the liability component, net	$1,018,273

The net carrying amount of the equity component of the 2026 Notes was as follows:

September 30, 2021
(in thousands)
Proceeds allocated to the conversion option (debt discount)	$266,150
Less: allocated issuance costs	(4,073)
Carrying amount of the equity component, net	$262,077
Based on the closing price of the Company's Class A common stock of $112.65 on September 30, 2021, the if-converted value of the 2026 Notes does not exceed its principal amount. The remaining life of the 2026 Notes was approximately 59 months as of September 30, 2021.
The following table sets forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

	(in thousands)
Coupon interest expense	$—	$—
Amortization of debt discount	6,000	6,000
Amortization of debt issuance costs	397	397
Total	$6,397	$6,397

2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
2025 Convertible Senior Notes

In May 2020, the Company issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2025 Notes. The total net proceeds from the issuance of the 2025 Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million. Immediately following the closings of the 2025 Notes Exchange (defined below), $175.0 million in aggregate principal amount of the 2025 Notes remained outstanding as of September 30, 2021.
The 2025 Notes are senior unsecured obligations of the Company and will mature on May 15, 2025, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated May 15, 2020 (the 2025 Indenture and, together with the 2026 Indenture, the Indentures). Interest on the 2025 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020, at a rate of 0.75% per year.
The 2025 Notes are convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the 2025 Indenture. The 2025 Notes may be converted at any time on or after February 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2025 Notes may convert all or any portion of their 2025 Notes at their option at any time prior to the close of business on the business day immediately preceding February 15, 2025 only under the following circumstances:
(1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day;
(3) if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events.

The circumstances described in paragraph (1) above were met during the third quarter of 2021 and as a result, the 2025 Notes are convertible at the option of the holder from October 1, 2021 until December 31, 2021. As of September 30, 2021, no holders had converted the 2025 Notes.
In addition, if the 2025 Notes are converted prior to the maturity date following certain specified corporate events or because the Company issues a notice of redemption, the Company will increase the conversion rate for such 2025 Notes converted in connection with such a corporate event or during the related redemption period, as the case may be, in certain circumstances set forth in the 2025 Indenture.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's Class A common stock, or a combination of cash and shares of the Company's Class A common stock, at the Company's election. It is the Company’s current intent to settle the principal amount of 2025 Notes in cash.
The Company may not redeem the 2025 Notes prior to May 20, 2023. The Company may redeem for cash all or any portion of the 2025 Notes, at its option, on or after May 20, 2023, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.
If the Company undergoes a fundamental change (as defined in the 2025 Indenture), holders of the 2025 Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by using an effective interest rate of 10.0%, which was determined by measuring the fair value of similar debt instruments that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option and recorded in additional paid-in capital was $205.3 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount represents a debt discount that is amortized to interest expense over the contractual term of the 2025 Notes.
In accounting for the issuance costs related to the 2025 Notes, the Company allocated the total amount incurred to the liability and equity components based on the proportion of the proceeds allocated to the debt and equity components. Issuance costs attributable to the liability component were $8.0 million (presented as a reduction to the carrying amount of debt) and are being amortized to interest expense over the contractual term of the 2025 Notes. The issuance costs attributable to the equity component were $4.5 million and are netted against the equity component in additional paid-in capital.

2025 Notes Exchange
On August 13, 2021, the Company closed privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400.0 million in aggregate principal amount of the 2025 Notes (the 2025 Notes Exchange) for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of the Company’s Class A common stock (the Exchange Shares) for aggregate consideration of $1,321.0 million. The Company used a portion of the net proceeds from the offering of the 2026 Notes to fund the 2025 Notes Exchange. As a result, the Company recorded a debt extinguishment loss of $72.2 million, representing the difference between the fair value of the liability component of $355.3 million and the carrying value of the 2025 Notes Exchange of $283.1 million at the closing date. The fair value of the liability component was calculated by using an effective interest rate of 4.08%, which was determined by measuring the fair value of similar debt instruments that did not have an associated convertible feature and adjusted to reflect the term of the remaining 2025 Notes. The aggregate consideration of $1,321.0 million was allocated between the fair value of the liability component of $355.3 million and the reacquisition of the equity component of $965.7 million, which was recorded as a reduction to additional paid-in capital and offset by the additional paid-in capital for the Exchange Shares issued.
The net carrying amount of the liability component of the 2025 Notes was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Principal	$175,000	$575,000
Unamortized debt discount	(48,187)	(184,674)
Unamortized debt issuance costs	(1,778)	(7,051)
Carrying amount of the liability component, net	$125,035	$383,275

The net carrying amount of the equity component of the 2025 Notes was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Proceeds allocated to the conversion option (debt discount)	$62,480	$205,290
Less: allocated issuance costs	(1,363)	(4,478)
Carrying amount of the equity component, net	$61,117	$200,812
Based on the closing price of the Company's Class A common stock of $112.65 on September 30, 2021, the if-converted value of the 2025 Notes exceeded its principal amount by approximately $351.7 million. The remaining life of the 2025 Notes was approximately 44 months as of September 30, 2021.
The following table sets forth total interest expense recognized related to the 2025 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Coupon interest expense	$678	$1,078	$2,834	$1,629
Amortization of debt discount	5,682	8,159	23,029	12,256
Amortization of debt issuance costs	255	403	1,062	609
Total	$6,615	$9,640	$26,925	$14,494

2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call transactions (the 2025 Capped Calls and, together with the 2026 Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of September 30, 2021, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised in connection with the 2025 Notes Exchange.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2021 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of September 30, 2021.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $19.6 million and $13.5 million for the three months ended September 30, 2021 and 2020, respectively, and $54.6 million and $36.6 million for the nine months ended September 30, 2021 and 2020, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of September 30, 2021. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of September 30, 2021
	Total	2021 (remaining three months)	2022	2023	2024	2025	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$25,394	$5,219	$8,019	$5,754	$1,374	$752	$4,276
Bandwidth and other co-location related commitments(2)	52,677	6,738	21,741	9,377	5,614	4,395	4,812
Total	$78,071	$11,957	$29,760	$15,131	$6,988	$5,147	$9,088
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2021 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2021.

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
Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 273,574,792 and 249,401,232 shares of Class A common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. The number of shares of Class B common stock issued and outstanding was 48,038,501 and 59,238,742, as of September 30, 2021 and December 31, 2020, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of September 30, 2021 and December 31, 2020, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
2025 Notes	6,078	19,972
2026 Notes	10,311	—
Stock options issued and outstanding	14,722	18,186
Remaining shares available for issuance under the 2019 Plan	39,085	24,539
Outstanding and unsettled restricted stock units (RSUs)	7,715	7,808
Shares available for issuance under the ESPP	8,186	5,230
Total shares of common stock reserved	86,097	75,735

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
Stock Options
Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. Stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant. The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the nine months ended September 30, 2021:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	18,186	$3.92	7.0	$1,310,650
Options granted	—	$—
Options exercised	(3,307)	$5.11		$288,298
Options canceled/forfeited/expired	(157)	$2.71
Balances as of September 30, 2021	14,722	$3.66	6.2	$1,604,528
Vested and expected to vest as of September 30, 2021	14,722	$3.66	6.2	$1,604,516
Exercisable as of September 30, 2021	13,658	$2.55	6.0	$1,503,760
The Company did not grant any stock options during the three and nine months ended September 30, 2021. The weighted-average assumptions used to determine the fair value of stock options granted during the nine months ended September 30, 2020 were as follows:

Nine months ended September 30,
2020
Expected term (in years)	6.0
Expected volatility	40.3%
Risk-free interest rate	0.7%
Dividend yield	—
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 was $9.74 per share.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 7,259,920 and 10,765,894 options that were unvested as of September 30, 2021 and December 31, 2020, respectively.
The total grant date fair value for vested options in the nine months ended September 30, 2021 and 2020 was $11.4 million and $5.5 million, respectively.
As of September 30, 2021 and December 31, 2020, there was $13.7 million and $20.6 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years and 2.6 years, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of September 30, 2021 and December 31, 2020, the Company had $5.5 million and $8.6 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 2,505,209 and 3,871,772, respectively.
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
In connection with the acquisition of S2 Systems Corporation (S2), the Company issued 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. None of these restricted shares vested during the three and nine months ended September 30, 2021. The total grant date fair value for vested shares in the nine months ended September 30, 2020 was $1.8 million.
The total stock-based compensation expense for shares of unvested restricted stock for the nine months ended September 30, 2021 and 2020 was $4.2 million and $4.2 million, respectively. As of September 30, 2021 and 2020, the total unrecognized stock-based compensation expense related to unvested restricted stock was $4.6 million and $10.2 million, respectively. For further details on the S2 acquisition, refer to Note 13 to these condensed consolidated financial statements.
RSU and restricted stock activity for the nine months ended September 30, 2021 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2020	8,629	$21.38
Granted - RSUs	1,683	$91.54
Granted - Restricted stock	—	$—
Vested - RSUs	(2,052)	$19.26
Vested - Restricted stock	—	$—
Forfeited	(545)	$28.80
Unvested as of September 30, 2021	7,715	$37.14
Vested and not yet released	—	$—
Outstanding as of September 30, 2021	7,715	$37.14
The total grant date fair value for vested RSUs for the nine months ended September 30, 2021 and 2020 was $39.5 million and $19.6 million, respectively. The total stock-based compensation expense for RSUs for the three months ended September 30, 2021 and 2020 was $18.8 million and $10.3 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $48.5 million and $27.8 million, respectively. As of September 30, 2021 and December 31, 2020, the total unrecognized stock-based compensation expense related to unvested RSUs was $231.7 million and $141.8 million, respectively, that is expected to be recognized over a weighted-average period of 3.3 years and 3.5 years, respectively
2019 Employee Stock Purchase Plan
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
During the three and nine months ended September 30, 2021, respectively, zero and 130,870 shares of Class A common stock were purchased under the ESPP. During the three and nine months ended September 30, 2020, respectively, zero and 421,300 shares of Class A common stock were purchased under the ESPP. As of September 30, 2021 and December 31, 2020, the total unrecognized stock-based compensation expense related to the ESPP was $0.9 million and $2.0 million, respectively, that is expected to be recognized over a weighted average period of 0.1 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Nine months ended September 30,
	2021	2020
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.04%	0.15%
Expected volatility	65.6%	65.20%
Dividend yield	—%	—%
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cost of revenue	$672	$311	$1,665	$858
Sales and marketing	6,983	4,406	19,236	11,177
Research and development	11,389	6,749	29,262	18,213
General and administrative	4,005	3,279	11,475	9,843
Total stock-based compensation expense	$23,049	$14,745	$61,638	$40,091

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(91,665)	$(15,670)	$(18,119)	$(8,349)	$(153,359)	$(29,449)	$(45,059)	$(40,290)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	268,621	45,922	206,528	95,161	259,741	49,877	157,656	140,972
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.34)	$(0.09)	$(0.09)	$(0.59)	$(0.59)	$(0.29)	$(0.29)
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

	September 30,
	2021	2020

	(in thousands)
2025 Notes	4,676	15,363
2026 Notes	6,761	—
Shares subject to repurchase	2,505	4,354
Unexercised stock options	14,722	19,065
Unvested restricted stock and RSUs	7,715	8,524
Shares issuable pursuant to the ESPP	141	228
Total	36,520	47,534
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
The Company recorded an income tax benefit of $3.1 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and an income tax benefit $8.2 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively.

The benefit from income taxes of $3.1 million for the three months ended September 30, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $3.5 million for the three months ended September 30, 2020 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The benefit from income taxes of $8.2 million for the nine months ended September 30, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $5.8 million for the nine months ended September 30, 2020 was primarily related to the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefit from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
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
Note 13. Business Combinations
In January 2020, the Company acquired all of the outstanding shares of S2, a company based in Kirkland, Washington that has developed browser isolation technology, for a total purchase consideration of $17.7 million. The Company is incorporating S2's technology into the Company's Cloudflare Gateway product. The total purchase consideration included (i) acquisition-date cash payments of $13.7 million, net of $0.1 million of cash acquired, (ii) $1.8 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $2.2 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of S2, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Such cash holdback was paid in full during the three months ended September 30, 2021. Concurrent with the closing of the acquisition, the Company made a cash payment of $6.9 million to repay S2’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $1.4 million and $10.0 million were recognized as total compensation expense during the three and nine months ended September 30, 2020, respectively. The Company recorded an additional $1.4 million and $4.2 million of compensation expense during the three and nine months ended September 30, 2021, respectively. The remaining compensation amount of $4.7 million is being recognized over a future weighted-average period of 1.5 years subject to the recipients’ continued service with the Company.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
United States	$118,750	$79,078
Rest of the world	57,806	44,610
Total property and equipment, net	$176,556	$123,688
No single country other than the United States accounted for more than 10% of total property and equipment, net as of September 30, 2021 and December 31, 2020.
Note 15. Subsequent Events

On October 15, 2021, the Company acquired a company that has developed a server-side rendering technology for approximately $12.8 million. The purchase accounting for this acquisition is in progress.

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
◦International reach. Our global network, with a presence in more than 250 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 47% and 48% of our revenue in the three months ended September 30, 2021 and 2020, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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

COVID-19 Update
The rapid spread of the COVID-19 virus and variants, such as the Delta variant, have resulted in authorities around the world periodically implementing and relaxing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures. The COVID-19 pandemic and these containment measures that have been in effect from time to time in various countries and territories since early 2020 have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies. Although vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, the expansion of administering these vaccines to additional people within these and other countries, and the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines remain uncertain.
We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict. For example, after the administration of vaccines began in the first half of 2021 and infection rates decreased in the summer, many countries began loosening containment measures, but the rapid spread of variants, such as the highly transmissible Delta variant, and recent escalation of infection rates, as well as the ongoing discovery of numerous additional variants and mutations of the virus around the world, has led, and is expected to continue to lead, to an increase in containment measures in certain countries and territories. As a result, the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The duration and severity of the economic downturn from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.
To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.
•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally during the spring of 2020, we activated our business continuity plan and transitioned our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. Since that time, we have reopened, to a limited extent, most of our offices so that those of our employees who have difficult or challenging remote work circumstances are able to work from one of our offices located in jurisdictions that permit returns to offices and where we believe such a return to office can occur safely. In addition, subject to the availability and receipt of vaccinations by our employees and the existence of low infection rates in the various jurisdictions where we have offices, particularly in the face of the expanding prevalence of the Delta variant, we currently are planning for the reintroduction of our employees to some or all of our offices in 2022.
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
We are continuing our efforts to increase our workforce to support the ongoing growth in our business, which currently is occurring through a virtual hiring and onboarding process. During the pandemic, to date, we have not experienced difficulties in continuing to expand our workforce, but depending on the length and severity of the COVID-19 pandemic and its effect on our business, we may be unsuccessful in continuing to increase our workforce sufficiently to support the ongoing growth of our business. Alternatively, we may determine to slow our hiring. Any delays in expanding our workforce may result in key positions remaining unfilled, which could negatively impact our business, financial condition, or operating results.
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
Our business is dependent on our network providing our customers with secure, performant, and reliable network services every minute of every day. The pandemic has resulted not only in greatly increased traffic and strain on our network, but also slowdowns and shortages in the supply chains for many products that have adversely impacted our ability to provision our network co-location facilities, including delays in our ability to obtain servers and other hardware and to ship and install such hardware at our network facilities. While we have been able to lessen these adverse impacts to date through our planning processes and use of alternative vendors, our ability to continue to provision our existing network facilities and expand into new network facilities may become more difficult and more expensive the longer the COVID-19 pandemic and the related supply chain constraints continue to negatively impact the vendors for our network hardware, which in turn could adversely impact our business and operations and results of operations.
•Our Customers. The COVID-19 pandemic and the measures periodically taken by governments and businesses around the world to contain the spread of COVID-19 are materially and adversely impacting some of our current and potential customers, and this impact could negatively affect our business and operations, results of operations, financial condition, and cash flows. For example, during the first quarter of 2020, we experienced an increase in the sales cycle for our products with many customers. While we believe that increase could have been a result of a number of factors, it is possible that the pandemic contributed to the increase and that an increase could happen again in the future during the ongoing course of the pandemic. We also initially experienced an increase in the proportion of our pipeline of prospective future customers that was lost, as well as an increase during the first quarter of 2020 of new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights than was the case prior to the pandemic. Depending on the future progression of the pandemic, we also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and they could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. Over the course of the pandemic, we have sought to ameliorate these negative sales impacts in a number of ways, including through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment. As a result of those efforts, during the pandemic to date, we do not believe the pandemic has negatively and materially affected our business and operations, results of operations, financial condition, or cash flows. However, there is no assurance that these efforts will continue to be successful, and we potentially could experience these adverse effects in the future if the pandemic worsens, including in connection with the potential future emergence of new variants and mutations of the virus.

For further discussion of the challenges and risks we confront related to the COVID-19 pandemic and otherwise, please refer to Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor titled “The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will impact our future business and operations, results of operations, financial condition and cash flows remain uncertain.”
Non-GAAP Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Gross profit	$134,822	$87,157	$358,192	$233,143
Gross margin	78%	76%	77%	76%
Loss from operations	$(26,494)	$(21,252)	$(86,620)	$(82,027)
Non-GAAP income (loss) from operations	$2,230	$(4,546)	$(9,284)	$(28,426)
Operating margin	(15)%	(19)%	(19)%	(27)%
Non-GAAP operating margin	1%	(4)%	(2)%	(9)%
Net cash provided by (used in) operating activities	$(6,918)	$1,973	$24,031	$(8,316)
Net cash used in investing activities	$(444,773)	$(205,153)	$(354,527)	$(514,694)
Net cash provided by financing activities	$820,183	$1,156	$837,712	$498,180
Free cash flow	$(39,732)	$(17,854)	$(51,726)	$(68,611)
Net cash provided by (used in) operating activities (as a percentage of revenue)	(4)%	2%	5%	(3)%
Free cash flow margin	(23)%	(16)%	(11)%	(22)%
Paying customers	132,390	100,968	132,390	100,968
Paying customers (> $100,000 Annualized Revenue)	1,260	736	1,260	736
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$90,734	53%	$59,277	52%	$241,900	52%	$151,970	50%
Europe, Middle East, and Africa	45,264	26%	27,943	25%	120,492	26%	76,961	25%
Asia Pacific	24,519	14%	19,634	17%	70,239	15%	55,827	18%
Other	11,830	7%	7,308	6%	30,199	7%	20,375	7%
Total	$172,347	100%	$114,162	100%	$462,830	100%	$305,133	100%
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
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related and other expenses. We exclude stock-based compensation expense which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses incurred in connection with the acquisition, and include third-party transaction costs and compensation expense for key acquired personnel.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Loss from operations	$(26,494)	$(21,252)	$(86,620)	$(82,027)
Add:
Stock-based compensation expense and related employer payroll taxes	28,024	16,006	75,236	45,191
Amortization of acquired intangible assets	700	700	2,100	2,131
Acquisition-related and other expenses	—	—	—	6,279
Non-GAAP income (loss) from operations	$2,230	$(4,546)	$(9,284)	$(28,426)
Operating margin	(15)%	(19)%	(19)%	(27)%
Non-GAAP operating margin (non-GAAP income (loss) from operations as a percentage of revenue)	1%	(4)%	(2)%	(9)%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(6,918)	$1,973	$24,031	$(8,316)
Less: Purchases of property and equipment	(28,812)	(15,357)	(64,652)	(45,962)
Less: Capitalized internal-use software	(4,002)	(4,470)	(11,105)	(14,333)
Free cash flow	$(39,732)	$(17,854)	$(51,726)	$(68,611)
Net cash used in investing activities	$(444,773)	$(205,153)	$(354,527)	$(514,694)
Net cash provided by financing activities	$820,183	$1,156	$837,712	$498,180
Net cash provided by (used in) operating activities (as a percentage of revenue)	(4)%	2%	5%	(3)%
Less: Purchases of property and equipment (as a percentage of revenue)	(17)%	(14)%	(14)%	(15)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(4)%	(2)%	(4)%
Free cash flow margin	(23)%	(16)%	(11)%	(22)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 132,390 and 100,968 as of September 30, 2021 and September 30, 2020, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 1,260 and 736 as of September 30, 2021 and September 30, 2020, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes professional services and the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended September 30, 2021 and September 30, 2020 were 124% and 116%, respectively.
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of the discount and debt issuance costs on our $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and $1,293.8 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes).
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of loss recognized from privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400.0 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock (the 2025 Notes Exchange).
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Revenue	$172,347	$114,162	$462,830	$305,133
Cost of revenue(1)	37,525	27,005	104,638	71,990
Gross profit	134,822	87,157	358,192	233,143
Operating expenses:
Sales and marketing(1)	85,877	55,982	231,846	154,323
Research and development(1)	46,770	30,902	127,646	92,387
General and administrative(1)	28,669	21,525	85,320	68,460
Total operating expenses	161,316	108,409	444,812	315,170
Loss from operations	(26,494)	(21,252)	(86,620)	(82,027)
Non-operating income (expense):
Interest income	385	1,316	1,302	5,742
Interest expense	(12,448)	(9,828)	(33,126)	(14,902)
Loss on extinguishment of debt	(72,234)	—	(72,234)	—
Other income (expense), net	361	(208)	(368)	58
Total non-operating income (expense), net	(83,936)	(8,720)	(104,426)	(9,102)
Loss before income taxes	(110,430)	(29,972)	(191,046)	(91,129)
Benefit from income taxes	(3,095)	(3,504)	(8,238)	(5,780)
Net loss	$(107,335)	$(26,468)	$(182,808)	$(85,349)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenue	$672	$311	$1,665	$858
Sales and marketing	6,983	4,406	19,236	11,177
Research and development	11,389	6,749	29,262	18,213
General and administrative	4,005	3,279	11,475	9,843
Total stock-based compensation expense	$23,049	$14,745	$61,638	$40,091

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	22	24	23	24
Gross margin	78	76	77	76
Operating expenses:
Sales and marketing	50	49	50	51
Research and development	27	27	28	30
General and administrative	16	19	18	22
Total operating expenses	93	95	96	103
Loss from operations	(15)	(19)	(19)	(27)
Non-operating income (expense):
Interest income	—	1	—	2
Interest expense	(7)	(8)	(7)	(5)
Loss on extinguishment of debt	(42)	—	(15)	—
Other income (expense), net	—	—	—	—
Total non-operating income, net	(49)	(7)	(22)	(3)
Loss before income taxes	(64)	(26)	(41)	(30)
Benefit from income taxes	(2)	(3)	(2)	(2)
Net loss	(62)%	(23)%	(39)%	(28)%
Comparison of Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Revenue	$172,347	$114,162	$58,185	51%	$462,830	$305,133	$157,697	52%
Revenue increased by $58.2 million, or 51%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 31% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 124% for the three months ended September 30, 2021.
Revenue increased by $157.7 million, or 52%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 31% as of September 30, 2021 compared to the prior period ended September 30, 2020, as well as the expansion within our existing paying customers, as reflected by our dollar-based net retention rate of 124% for the three months ended September 30, 2021.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Cost of revenue	$37,525	$27,005	$10,520	39%	$104,638	$71,990	$32,648	45%
Gross margin	78%	76%			77%	76%
Cost of revenue increased by $10.5 million, or 39%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in the cost of revenue was primarily due to an increase of $3.7 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our infrastructure platform for our expanded customer base as well as increased capacity to support our growth, an increase of $2.4 million in employee-related costs due to a 54% increase in headcount in our customer support and technical operations organizations, and an increase of $1.8 million in depreciation expense related to purchases of equipment located in co-location facilities.
Cost of revenue increased by $32.6 million, or 45%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in the cost of revenue was primarily due to an increase of $11.1 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global cloud platform for our expanded customer base as well as increased capacity to support our growth, an increase of $5.9 million in employee-related costs due to a 54% increase in headcount in our customer support and technical operations organizations, an increase of $5.0 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $4.3 million related to the amortization of capitalized internal-use software costs, and $3.3 million related to third-party technology service costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$85,877	$55,982	$29,895	53%	$231,846	$154,323	$77,523	50%
Sales and marketing expenses increased by $29.9 million, or 53%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by $14.4 million in increased employee-related costs due to a 24% increase in headcount in our sales and marketing organization, including an increase of $2.6 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $4.5 million in co-location and bandwidth expenses for free customers, an increase of $4.0 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, a $3.8 million increase in consulting and subscription services, and a $1.0 million increase in technology service costs, registry fees, and payment processing fees.
Sales and marketing expenses increased by $77.5 million, or 50%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by $47.6 million in increased employee-related costs due to a 24% increase in headcount our sales and marketing organization from September 30, 2020 to September 30, 2021, including an increase of $8.1 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $10.6 million in co-location and bandwidth expenses for free customers, an increase of $8.5 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $7.8 million in consulting and subscription expenses, and an increase of $2.6 million in allocated overhead costs, partially offset by a decrease of $1.1 million in travel-related costs due to the COVID-19 pandemic.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Research and development	$46,770	$30,902	$15,868	51%	$127,646	$92,387	$35,259	38%
Research and development expenses increased by $15.9 million, or 51%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by $12.4 million in increased employee-related costs due to a 34% increase in headcount in our research and development organization from September 30, 2020 to September 30, 2021, including an increase of $4.5 million in stock-based compensation expense. The remainder of the increase was primarily a result of decreased capitalized internal-use software development costs of $1.4 million.
Research and development expenses increased by $35.3 million, or 38%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by $28.1 million in increased employee-related costs, including an increase of $10.8 million in stock-based compensation expense. These increases in employee-related costs were partially offset by a decrease of $5.7 million in compensation-related payments to former employees of S2 Systems Corporation (S2), which was recognized in the three months ended March 31, 2020. The remainder of the increase was primarily a result of decreased capitalized internal-use software development costs of $5.1 million.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
General and administrative	$28,669	$21,525	$7,144	33%	$85,320	$68,460	$16,860	25%
General and administrative expenses increased by $7.1 million, or 33%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to $4.7 million in increased employee-related costs, driven by a 47% increase in headcount in our general and administrative organization and an increase of $1.4 million in professional fees for third-party accounting, consulting, and legal services.
General and administrative expenses increased by $16.9 million, or 25%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by $13.6 million in increased employee-related costs and $4.2 million of increased expenses for third-party accounting, consulting, and legal services. These increases were partially offset by $3.6 million of decreased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Interest income	$385	$1,316	$(931)	(71)%	$1,302	$5,742	$(4,440)	(77)%
Interest income decreased by $0.9 million and $4.4 million, or 71% and 77%, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The decrease was primarily driven by decreased interest rates on our investment portfolio.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Interest expense	$(12,448)	$(9,828)	$(2,620)	27%	$(33,126)	$(14,902)	$(18,224)	*
______________
* Not meaningful
Interest expense increased by $2.6 million, or 27%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The change was primarily driven by the increased contractual interest expense and amortization of the discount and debt issuance costs on the 2026 Notes, partly offset by the decreased interest expense and amortization of the discount and debt issuance costs as a result of the 2025 Notes Exchange. For further detail, refer to Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense increased by $18.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by the contractual interest expense and amortization of the discount and debt issuance costs on the Notes. For further detail, refer to Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$(72,234)	$—	$(72,234)	*	$(72,234)	$—	$(72,234)	*
Loss on extinguishment of debt increased by $72.2 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The increase was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Exchange. For further detail, refer to Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Other Income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Other income (expense), net	$361	$(208)	$569	*	$(368)	$58	$(426)	*
______________
* Not meaningful
Other income, net did not significantly fluctuate during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Benefit from Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

	(dollars in thousands)
Benefit from income taxes	$(3,095)	$(3,504)	$409	*	$(8,238)	$(5,780)	$(2,458)	*
_______________
* Not meaningful
The net change in income taxes for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is $0.4 million. The benefit from income taxes of $3.1 million for the three months ended September 30, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $3.5 million for the three months ended September 30, 2020 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
The net change in income taxes for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is $2.5 million. The benefit from income taxes of $8.2 million for the nine months ended September 30, 2021 was primarily related to the excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $5.8 million for the nine months ended September 30, 2020 was primarily related to the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefit from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products. In September 2019, we completed our initial public offering (IPO) in which we issued and sold 40,250,000 shares of Class A common stock at a price per share to the public of $15.00. We received net proceeds of $565.0 million from sales of our shares in the IPO, net of underwriters' discounts and commissions. In May 2020, we issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total net proceeds, after deducting initial purchaser discounts and debt issuance costs, of $562.5 million. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total net proceeds, after deducting initial purchaser discounts and debt issuance costs, of $1,274.0 million. In August 2021, we also entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock.
As of September 30, 2021, we had cash and cash equivalents of $618.2 million, including $11.2 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash, highly liquid money market funds, and commercial paper. We also had available-for-sale securities of $1,195.6 million consisting of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. As of September 30, 2021, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $603.3 million as of September 30, 2021 and negative annual cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$24,031	$(8,316)
Net cash provided used in investing activities	$(354,527)	$(514,694)
Net cash provided by financing activities	$837,712	$498,180
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2021 was $24.0 million, which resulted from a net loss of $182.8 million, adjusted for non-cash charges of $249.4 million, the 2025 Notes Exchange attributable to the accreted interest related to debt discount of $29.4 million, and net cash outflow of $13.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $72.2 million for loss on extinguishment of debt, $61.6 million for stock-based compensation expense, $48.3 million for depreciation and amortization expense, $30.5 million for amortization of debt discount and issuance costs, $20.7 million for amortization of deferred contract acquisition costs, $17.7 million for non-cash operating lease costs, $6.0 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $2.9 million for provision of bad debt, partially offset by $10.7 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $38.1 million increase in deferred contract acquisition costs due to the addition of new customers, a $24.1 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $16.3 million decrease in operating lease liabilities, a $3.4 million decrease in other noncurrent liabilities, partially offset by a $40.1 million increase in deferred revenue, a $22.1 million increase in accrued expenses and other current liabilities, and a $5.8 million increase in accounts payable.
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

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 of $354.5 million resulted primarily from the purchases of available-for-sale securities of $1,060.9 million, capital expenditures of $64.7 million, capitalization of internal-use software development costs of $11.1 million, which was partially offset by the maturities of available-for-sale securities of $766.3 million and sales of available-for-sale securities of $15.8 million.
Net cash used in investing activities during the nine months ended September 30, 2020 of $514.7 million resulted primarily from the purchases of available-for-sale securities of $956.1 million, capital expenditures of $46.0 million, capitalization of internal-use software development costs of $14.3 million, and cash payments related to acquisition of S2 of $13.7 million. These activities were partially offset by proceeds from maturities of available-for-sale securities of $515.0 million.
Financing Activities
Net cash provided by financing activities of $837.7 million during the nine months ended September 30, 2021 was primarily due to $1,293.8 million of gross proceeds from issuance of the 2026 Notes, $16.9 million of proceeds from the exercise of vested and unvested stock options and $7.2 million of proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP), partially offset by $370.6 million cash consideration paid in the 2025 Notes Exchange, $86.3 million purchases of capped calls related to the 2026 Notes, $18.8 million cash paid for issuance costs on convertible senior notes, $2.2 million payment of the S2 indemnity holdback, and $2.0 million payment of tax withholding on RSU settlements.
Net cash provided by financing activities of $498.2 million during the nine months ended September 30, 2020 was primarily due to $575.0 million gross proceeds from issuance of the 2025 Notes, $5.9 million of proceeds from the exercise of vested and unvested stock options, $5.4 million proceeds from issuance of Class A common stock pursuant to the ESPP, partially offset by $67.3 million cash paid for the purchase of the capped calls related to the 2025 Notes, $12.5 million cash paid for issuance costs on the 2025 Notes, $7.6 million payment of tax withholding on RSU settlements, and $0.4 million of payments of tax withholding on Class A common stock issued under the ESPP.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2021:

	Payments Due by Period as of September 30, 2021
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$25,394	$5,219	$13,773	$2,126	$4,276
Bandwidth and other co-location related commitments(2)	52,677	6,738	31,118	10,009	4,812
Operating lease obligations(3)	147,717	7,521	48,874	39,038	52,284
Long term debt(4)	1,468,750	—	175,000	1,293,750	—
Interest obligations(5)	4,755	328	3,938	489	—
Total	$1,699,293	$19,806	$272,703	$1,345,412	$61,372

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2021 as we had not yet received the related services.
(2)Long-term commitments for bandwidth usage and co-location with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2021.
(3)Office space and equipment under non-cancelable operating leases, primarily due to our headquarters in San Francisco, California and for our offices in Austin, Texas; San Jose, California; London, United Kingdom; Lisbon, Portugal; and Singapore. Total payments listed represent total minimum future lease payments.
(4)Includes the principal related to the Notes. For further details on our debt, refer to Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(5)Represents aggregate interest obligations for the 2025 Notes that are payable in cash, excluding non-cash amortization of debt issuance costs. For further details on our debt, refer to Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
In addition to the contractual obligations set forth above, as of September 30, 2021, we had $7.1 million recognized as total restricted cash on our condensed consolidated balance sheets which consisted of $6.7 million in letters of credit outstanding in favor of certain landlords for office space and $0.5 million in short-term restricted cash. The letters of credit renew annually and expire on various dates through 2028.
For additional discussion on our leases and other commitments, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies, Significant Judgments and Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 5, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no significant changes to these policies for the nine months ended September 30, 2021, except as described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of September 30, 2021, we had cash and cash equivalents of $618.2 million and available-for-sale securities of $1,195.6 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. The 2026 Notes do not have regularly scheduled interest payments; therefore, we do not have economic interest rate exposure on the 2026 Notes. We carry the 2026 Notes at face value less the unamortized debt discount and issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the 2026 Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the 2026 Notes fluctuates when the market price of our Class A common stock fluctuates.
In May 2020, we issued $575.0 million in aggregate principal amount of the 2025 Notes. In August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. The 2025 Notes have a fixed annual interest rate; therefore, we do not have economic interest rate exposure on the 2025 Notes. We carry the 2025 Notes at face value less the unamortized debt discount and issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the 2025 Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the 2025 Notes fluctuates when the market price of our Class A common stock fluctuates.
We do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the nine months ended September 30, 2021 and 2020, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
Risks Related to Our Business and Our Industry
The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
The global COVID-19 pandemic, which has continued since March 2020 and which has mutated into more contagious and dangerous variants (including the widespread "Delta variant"), and the related adverse public health developments, including travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines, all remain uncertain. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of COVID-19, we activated our business continuity plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a fully remote working environment, and canceling participation in various industry events.
The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, including widespread variants such as the Delta variant, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, during the first quarter of 2020, the sales cycle for a new customer of our technology and services lengthened and could lengthen again in the future, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. During the first quarter of 2020, we also experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights and it is possible that similar requests could occur in the future as the pandemic continues. The COVID-19 pandemic also presents challenges as substantially all of our workforce is currently working remotely and assisting new and existing customers who are in many circumstances also working remotely.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $107.3 million and $26.5 million for the three months ended September 30, 2021 and 2020, respectively, and $182.8 million and $85.3 million for the nine months ended September 30, 2021 and 2020, respectively, and as of September 30, 2021, we had an accumulated deficit of $603.3 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $172.3 million and $114.2 million for the three months ended September 30, 2021 and 2020, respectively and $462.8 million and $305.1 million for the nine months ended September 30, 2021 and 2020, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions or additional paid products and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans if they do not see the marginal value in paying for our higher-cost plans, thereby impacting our ability to increase revenue. Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade is justified by the additional functionality. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering. Our customers’ decision whether to upgrade their subscription is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
•more stringent requirements in our support and compliance obligations;
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
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners through account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether or when a sale to a prospective large customer will be completed and when revenue from a subscription will be recognized or will cease.
Further, our ability to improve our sales of products to large customers is dependent on us continuing to attract and retain sales personnel with experience in selling to larger enterprises. Also, because security breaches or a network outage with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased liability and reputational risks associated with serving such customers.
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
•point-cloud solution vendors, including cloud security vendors such as Zscaler, Inc., Cisco Systems Inc. through Umbrella, and Menlo Security, Inc., content delivery network vendors such as Akamai Technologies, Inc., Limelight Networks, Inc., Fastly, Inc., and Verizon Communications Inc. through Edgecast, domain name system vendors services such as Oracle Corporation through DYN, NeuStar, Inc., and UltraDNS Corporation, and cloud SD-WAN vendors; and
•traditional public cloud vendors, such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud.
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
A majority of our revenue in the nine months ended September 30, 2021 was from contracted customers that were acquired through our inside and field sales teams. We expect this trend will continue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, new sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. As a result of our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
If we fail to effectively manage our growth, we may be unable to execute our business plan, maintain high-quality levels of customer support, ensure the reliability and security of our network, adequately address competitive challenges, or maintain our corporate culture, and our business, financial condition, and results of operations would be harmed.
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 1,697 employees as of September 30, 2020 to 2,240 employees as of September 30, 2021. We also have offices around the world, including offices in Beijing and Munich that we opened during 2018 and offices in Sydney and Lisbon that we opened in 2019. In 2020, we opened offices in Paris, Tokyo, and we opened an office in Toronto in 2021. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
To execute our growth plan, we must attract and retain highly qualified personnel. In particular, it is critical for us to attract and retain engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in London, Singapore, Austin, Texas, and other locations where we maintain offices, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation or benefits. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to attract and retain our key employees. Upon vesting of equity awards, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy is to focus on long-term growth. For example, we increased our operating expenses to $161.3 million from $108.4 million in the three months ended September 30, 2021 and 2020, respectively, and increased our operating expenses to $444.8 million from $315.2 million in the nine months ended September 30, 2021 and 2020 respectively. In the three months ended September 30, 2021 and 2020 our net loss increased to $107.3 million from $26.5 million, respectively and in the nine months ended September 30, 2021 and 2020, our net loss increased to $182.8 million from $85.3 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
We generate revenue primarily from subscriptions to our network and products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products, particularly with respect to our newer products and solutions. As the markets for our products mature, as we enter into newer product markets for our business, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.

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
In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal, state, and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including expanded compliance obligations under the Federal Acquisition Regulations (FARs). Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have an adverse effect on our business, results of operations, and financial condition. For example, the U.S. Department of Justice (the DOJ) and the General Services Administration (the GSA) have in the past pursued claims against and financial settlements with vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenue, results of operations, and financial condition. Any inability to address these risks and challenges could reduce the commercial benefit to us or otherwise preclude us from selling subscriptions to our products to government organizations.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and our 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes), the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 5, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Part of our business strategy is to make acquisitions of other companies, products, and technologies. For example, in January 2020, we acquired S2 Systems Corporation, a company that has developed browser isolation technology. We have limited experience in making acquisitions and integrating acquired businesses into our company. We also may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products may be disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. We also face the possibility of security threats from other sources, such as employee or contractor errors, or malfeasance. For example, hostile third parties, including nation-states, may seek to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products. While we have implemented security measures internally and have integrated security measures into our network and products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches, mitigate all security breaches, or protect against all attacks or incidents. For example, we have experienced multiple social engineering attacks where third parties have attempted, and in limited cases succeeded, in breaching our perimeter security. While these attacks did not effectively get beyond our perimeter security and we have not suffered any material consequences as a result of these breaches, we cannot be certain that future breaches will be avoided or, if future breaches are successful, that we will not experience material detrimental impacts. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of malicious code on, unauthorized access to, or other security breach with respect to, this equipment could potentially impact all of our products running on this equipment. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, and the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately on our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during the ongoing COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of September 30, 2021, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 250 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. Additionally, the demands placed on our global network by the COVID-19 pandemic are further straining our network, which could lead to service disruptions. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a single source to purchase the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts were completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, the ongoing COVID-19 pandemic and supply chain constraints for CPUs, RAM, SSDs, and other electronics has resulted, and we expect will continue to result in disruptions and delays for these components and the delivery and installation of such components at our co-location facilities. In addition, starting during the first quarter of 2021 and continuing through the third quarter, a global shortage of microchips has resulted in supply constraints for a number of electronics firms, including manufacturers of servers, and the duration and ultimate severity of this ongoing shortage is uncertain. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
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
Abuse, misuse, or other unauthorized use of our internal network services tools could cause significant harm to our business and reputation.
In order to provide real-time support to our customers, we have created internal network services tools that are used by our employees to diagnose and correct customer security, performance, and reliability issues. If our employees were to intentionally abuse these tools by interfering with or altering our customers’ Internet properties, our customers could be significantly harmed. Similarly, our customers could be harmed if government personnel in any countries in which our employees operate were to pressure our employees to use these tools to interfere with or alter our customers’ Internet properties. Our employees’ inadvertent misuse of these tools could similarly harm our customers. For example, third parties have in the past attempted to induce our employees to use their administrative access to reveal, remove, or disable our customers’ information and content, including by submitting fraudulent law enforcement requests, copyright takedown requests, or other content-based complaints. Any such improper disclosure or removal could significantly and adversely impact our business and reputation. While our tools have been developed only for authorized use by our employees, any unauthorized release of these tools to third parties would represent a significant vulnerability in our products. Accordingly, any abuse or misuse of our network services tools could significantly harm our business and reputation. If it became necessary to further restrict the availability or use of our network services tools by our employees in response to any abuse or misuse, our ability to deliver high-quality and timely customer support could be harmed.
We may choose to make public disclosures in press releases, on our website and blog, through social media, and in other ways about our network, systems, products, and technology, which may include negative events, when we are not otherwise required by applicable law and those disclosures could materially and adversely impact our business, reputation, and results of operations.
In the past we have been, and in the future we expect to be, transparent about our network, systems, products, and technology with our customers and the public in general. We believe that being rigorously and promptly transparent is an essential part of maintaining trust with our customers. At times, this transparency may result in us publicly disclosing information, including negative events, about our network, systems, products, and technology in circumstances where we may not be required to do so by applicable law. If and when we choose to make these types of non-legally required public disclosures, we may suffer reputational damage, loss of business, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities that could materially and adversely impact our business, reputation, and results of operations.
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
Through our network, we provide a wide variety of products that enable our customers to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently and, in the future, may be subject to lawsuits and/or liability arising from the conduct of our customers. Additionally, the conduct of our customers may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites. A number of these lawsuits involve copyright infringement claims, and courts in Italy and Germany have at times directed us to take action by removing access to content of certain sites on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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

Although these and other similar legal provisions provide limited protections from liability for service providers like us, those protections may not be interpreted in a way that applies to us, may be amended in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and the EU is considering a new Digital Services Act and Digital Markets Act to update the rules governing digital services like ours, including replacing the eCommerce directive and imposing additional legal requirements on service providers. In addition, in 2019, the EU approved a copyright directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content), in the United Kingdom (online harms), Australia (online harms), and India (Information Technology Rules), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR), in effect since May 25, 2018, imposes more stringent data protection requirements than previous EU data protection laws and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the Court of Justice of the European Union (CJEU) invalidated the U.S.-EU Privacy Shield in July 2020 in the "Schrems II" case. The GDPR requires that certain mechanisms must be in place in order for the personal data of EU residents to be transferred to the United States for processing. The U.S.-EU Privacy Shield was one such mechanism. The CJEU’s decision in Schrems II also called into question the validity of the EU Standard Contractual Clauses (EU SCCs) — the other widely used mechanism for transferring data to the United States. The CJEU opinion found that while the EU SCCs remain a valid basis for transfer, a data processor must also have in place additional safeguards sufficient in the controller’s view to provide GDPR-level protection for EU personal data against U.S. government’s laws and practices for accessing personal data transferred to the United States.
The CJEU decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe. On April 27, 2021, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued an opinion directing the Portuguese National Statistics Institute, I.P. (INE) to discontinue use of our services based on the GDPR. Further application of similar decisions by the CNPD or other data protection authorities may interfere with our ability to provide services to existing customers or to acquire new customers. In June 2021, the European Commission published new EU SCCs and the European Data Protection Board (EDPB) adopted final recommendations on cross-border data transfers in light of the Schrems II case. The new EU SCCs and EDPB guidance provide clarity on cross-border data transfers, but individual European data protection regulatory authorities may differ in their interpretation and enforcement of the EDPB’s guidance. Implementing the new EU SCCs and EDPB guidance may result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
Additionally, Brexit has created additional uncertainty with regard to the regulation of data protection in the United Kingdom. The United Kingdom has enacted legislation that is substantially consistent with the GDPR (with penalties for noncompliance of up to the greater of four percent of global revenues or £17.5 million) and the European Commission formally adopted an adequacy decision under GDPR to provide for the free flow of personal data between the EU and the United Kingdom. However, the adequacy decision sunsets in 2025. In light of the rapidly changing data protection landscape in the United Kingdom and the EU, it is not guaranteed that this adequacy decision will be renewed. As a result, it remains to be seen how data transfers to and from the United Kingdom will be regulated and enforced in the longer term. Further, the United Kingdom has opened a consultation on new UK standard contractual clauses (UK SCCs) that are likely to differ from the newly adopted EU SCCs. When the new UK SCCs are adopted, we will need to ensure the correct agreements are in place for data flows to and from the UK as well as the EU, which may result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
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

The California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020 and accompanying regulations were issued by the California Office of the Attorney General in June 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. On November 3, 2020, California voters approved the California Privacy Rights and Enforcement Act (the CPRA), which is expected to go into effect on January 1, 2023. The CPRA significantly modifies the CCPA and further aligns California privacy laws with the GDPR. The approval of the CPRA introduces additional uncertainty to the California privacy landscape as the California legislature will be required to reconcile the CCPA with the CPRA, and the California Office of the Attorney General will need to provide additional regulatory guidance, as well as create a new data protection regulatory body, all of which will likely result in us incurring additional costs and expenses in an effort to comply with the evolving requirements. Additional states in which we operate have recently enacted, or may in the future enact, similar privacy legislation.
The number of data protection laws globally is rising as well. More countries, including India, Australia, New Zealand, Singapore, and Japan are exploring new or updated comprehensive data protection regimes. For example, Brazil’s comprehensive data protection law, the Lei Geral de Proteção de Dados (the LGPD), went into effect in 2020 and contains requirements for contractual guarantees that need to be in place for personal data to be processed outside Brazil and penalties may result in fines of up to 2% of the organization’s Brazilian revenue for the prior year, up to a total of 50 million reais (or approximately $9.3 million USD) per violation. In addition, on August 20, 2021, the Standing Committee of China’s National People’s Congress promulgated China’s Personal Information Protection Law (PIPL), which will take effect November 1, 2021, and includes potential fines for violations of up to 50 million RMB or 5% of an organization’s annual revenue for the prior financial year. We will continue to monitor all laws for impacts to our business related to cross-border data transfer limitations and evolving privacy, security, or data protection requirements. Some countries are also considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
We will need to closely monitor developments, including enforcement actions or private litigation under the LGPD, the CCPA, PIPL, and other laws to determine if we will need to modify our data processing practices and policies, which may result in us incurring additional costs and expenses in an effort to comply.
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

Additionally, in October 2015, the Organisation for Economic Co-Operation and Development (the OECD) released final guidance covering various topics, including transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities. In March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes tax on digital profits. We do not yet know the impact this proposal, if implemented, would have on our financial results. A number of other jurisdictions are considering enacting similar digital tax regimes. These efforts are alongside the OECD’s ongoing work, as part of its Base Erosion and Profit Shifting Action Plan, that, if implemented, provides a long-term, multilateral proposal on taxation of the digital economy. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 47% and 48% of our revenue from our international customers for the three months ended September 30, 2021 and 2020, respectively, and 48% and 50% for the nine months ended September 30, 2021 and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 250 cities and over 100 countries worldwide as of September 30, 2021. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•requirements to open local offices or otherwise maintain a local presence in some countries, including Russia;
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. In January, July, September, and December 2020, as well as March, June, and September 2021, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.

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
We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. In addition, a number of companies in our industry hold a large number of patents and also protect their copyright, trade secret, and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to intellectual property, our business practices, and our products. For example, we are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on alleged patent infringement and content that is made available through our customers’ websites, and these lawsuits include copyright infringement claims. We may also be subject to governmental and other regulatory investigations from time to time. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of September 30, 2021, we had 170 issued patents and over 75 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including Baidu and JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 78.1% of the voting power of our capital stock, with our co-founders together holding approximately 56.8%. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot specify with any certainty the particular uses of the net proceeds that we received from our financing activities, including from our IPO and the issuances of the Notes, and our management has broad discretion in the application of the net proceeds. The failure by our management to apply these proceeds effectively could adversely affect our business, results of operations, and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.
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

In May 2020, we issued $575.0 million in aggregate principal amount of the 2025 Notes and in August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Holders of the Notes have the right to require us to repurchase their Notes of the applicable series upon the occurrence of a fundamental change (which is defined in the applicable Indenture) at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date for such series of Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefore or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes of a series at a time when the repurchase is required by the applicable Indenture or to pay any cash payable on future conversions of the Notes of such series as required by such Indenture would constitute a default under such Indenture. A default under either Indenture or the occurrence of a fundamental change under either series of Notes could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof in accordance with the terms of the applicable Indenture. Any failure by us to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof, in each case, when required to do so pursuant to the terms of the applicable Indenture could harm our business, results of operations, and financial condition.
The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of either series of Notes is triggered, holders of the applicable series are entitled to convert their Notes at any time during specified periods at their option. The 2025 Notes are currently convertible at the option of the holder until December 31, 2021. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to the Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A Common Stock for $400.0 million in aggregate principal amount of the 2025 Notes. The Notes may become convertible at the option of their holders under certain circumstances set forth in the applicable Indenture. For instance, the 2025 Notes are currently convertible at the option of the holder until December 31, 2021. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
In connection with the pricing of each series of Notes, we entered into privately negotiated capped call transactions with the applicable option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the applicable series of Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the applicable option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the applicable series of Notes. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable series of Notes (and are likely to do so following any conversion, repurchase, or redemption of such Notes, to the extent we exercise the relevant election under the applicable capped call transactions). This activity could also cause a decrease and/or increased volatility in the market price of our Class A common stock.
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
Under current accounting principles, the initial liability carrying amount of the Notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We reflect the difference between the net proceeds from the offering of the applicable series of Notes and the initial carrying amount for such series as a debt discount for accounting purposes, which is amortized into interest expense over the term of the applicable series of Notes. As a result of this amortization, we expect to recognize more interest expense for the Notes for accounting purposes, which will result in lower reported income or higher reported losses. The lower reported income or higher reported losses resulting from this accounting treatment could depress the trading price of our Class A common stock.
In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, or ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for the Company for the fiscal year, including interim periods within, beginning January 1, 2022.
When we adopt ASU 2020-06, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, ASU 2020-06 eliminates the possible use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
4.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
4.2*	Indenture, dated as of August 13, 2021, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.
4.3	Form of 0% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.2)
10.1	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	August 13, 2021
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: November 5, 2021	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2021	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)