Form 10-K
period 2021-12-31
Cloudflare, Inc.
filed 2022-03-01
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
____________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2021 as reported by the New York Stock Exchange on such date was approximately $14,847 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 10, 2022, 278,481,102 shares of the registrant's Class A common stock were outstanding and 45,595,273 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

SELECTED RISKS AFFECTING OUR BUSINESS

Investing in our Class A common stock involves numerous risks, including those set forth below. This summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Below are summaries of some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
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
•If we are unable to effectively attract, expand, and retain sales to large customers, or we fail to mitigate the additional risks associated with serving such customers, our business, results of operation, and financial condition may suffer.
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
•We rely on our co-founders and other key technical, sales, and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
•Our relatively limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
•Problems with our internal systems, networks, or data, including actual or perceived breaches or failures, could cause our network or products to be perceived as insecure, underperforming, or unreliable, our customers to lose trust in our network and products, our reputation to be damaged, and our financial results to be negatively impacted.
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
•The actual or perceived failure of our products to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business, results of operations, and financial condition.
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
•Our network presence within China is dependent upon our commercial relationship with JD Cloud & AI and any detrimental changes in, or the termination of, that relationship could jeopardize our ability to offer an integrated global network that includes China.
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
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
We created a network architecture that is flexible, scalable, and gets more and more efficient as it expands. We designed and built our network to be able to grow capacity quickly and inexpensively; to allow for every server, in every city, to run nearly every Cloudflare service; and to allow us to shift customers and traffic across our network efficiently. We refer to this architecture as “serverless” because it means we can deploy standard, commodity hardware, and our product developers and customers do not need to worry about the underlying servers. Our software is designed to manage the deployment and execution of our product developers’ code and our customers’ code across our network. Because we manage the execution and prioritization of code running across our network, it means that we are both able to improve the performance of our highest paying customers, and also effectively leverage idle capacity across our network. We have chosen to utilize this idle capacity to create a free tier of service which has generated substantial global scale for us. In turn, this scale makes us attractive partners for Internet Service Providers (ISPs) globally, which reduces our co-location and bandwidth costs. As our network grows, these dynamics become even more powerful. Today, our network spans more than 250 cities in over 100 countries worldwide and interconnects with over 10,000 networks globally, including major ISPs, cloud services, and enterprises.
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
•Secure Origin Connection: Creates an encrypted tunnel between a customer’s origin web server and the closest servers on our network without risking opening any public inbound ports.
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
Performance
Our performance solutions improve conversions, reduce churn, and improve visitor experiences by accelerating web and mobile performance, while keeping applications available. Our key performance product offerings include:
•Content Delivery: Accelerates content delivery time by automatically serving our customers' most popular content from our network locations close to our customers’ users.
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
•Virtual Waiting Room: Allows organizations to route large volumes of users to a custom-branded waiting room, helping preserve customer experience and protect origin servers from being overwhelmed with requests (product known as "Cloudflare Waiting Room").
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
•Wide Area Network connectivity: Connects and routes traffic between different networks within an enterprise (that are often broadly geographically dispersed) across Cloudflare's network (product known as "Magic WAN").
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
•Identity and access management: Enforces zero trust application access based on identity (product known as “Cloudflare Access”).
•Traffic filtering: Filters all traffic crossing to devices to prevent malicious traffic reaching end-user devices (product known as “Cloudflare Gateway”).
•Network filtering: Cloud-based firewall enables administrators to set policies for all traffic entering and leaving the network (product known as “Cloudflare Magic Firewall”).
•Browser isolation: Runs a customer's browsers in the cloud as opposed to on-device, insulating devices from attacks (product known as "Remote Browser Isolation").
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
•Domain Registration: Offers secure registration and management of domain names (product known as “Cloudflare Registrar”).

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
•Data Localization Management: Tool to set rules and controls at the network edge about where data is stored and protected, while taking advantage of Cloudflare's global network (product known as "Cloudflare Data Localization Suite").
Consumer Offerings
Our consumer products make it easy for individuals to have a performant and secure Internet experience. Adoption of our consumer offerings makes our business offerings more powerful and adoption of our business offerings improves our consumer offerings. Our consumer offerings also have been an effective and differentiated marketing channel to increase the awareness of our brand. Our key consumer product offerings include:

•Consumer DNS Resolver: A consumer app that provides a fast and private way to browse the Internet (product known as "1.1.1.1"). 1.1.1.1 is a public DNS resolver, but unlike most DNS resolvers, we do not sell user data to advertisers. Our implementation of 1.1.1.1 makes it among the fastest resolvers available, and we support DNS over HTTPS (DoH) which encrypts and secures consumers’ DNS requests. An additional version of our consumer DNS resolver adds a layer of protection to consumer home networks and protects them from malware and adult content (product known as "1.1.1.1 for Families").
•Consumer VPN: A VPN for consumers designed to secure and accelerate traffic on mobile devices (product known as "Warp"). The basic version of Warp is included as an option with the 1.1.1.1 App for free; and a premium version that accelerates a user's Internet access is available for purchase.

Our Customers

We view our millions of free and paying customers (excluding customers of our consumer offerings), which manage millions of Internet properties on our network, as part of a broad, global community.
As of December 31, 2021, we had over 140,000 paying customers across more than 170 countries. Our paying customer base is highly diversified across organizations of all sizes in every major industry vertical including technology, healthcare, financial services, consumer and retail, industrial, non-profit, and government. Our large customer count has increased from 526 as of December 31, 2019 to 828 as of December 31, 2020 to 1,416 as of December 31, 2021. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the definitions of our "paying customers" and "large customers."
No single customer accounted for more than 10% of our revenue in the years ended December 31, 2021, 2020, or 2019.

Initiatives We Support
In support of our mission, we have launched various initiatives to help build a better Internet, including:
•Project Galileo: Since 2014, we have equipped at-risk public interest groups with a set of our products at no cost to defend themselves against attacks that would otherwise censor their work. The more than 1,400 recipients of services under Project Galileo include independent journalists reporting on repressive regimes, minority rights and arts groups in closed societies, and civil society organizations supporting democratic movements.
•Athenian Project: We created Athenian Project to ensure that state and local governments’ election websites have the highest level of protection and reliability for free. We have provided these benefits to more than 280 state and local election websites.

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
•Project Fair Shot: In January 2021, we announced Project Fair Shot to provide our Cloudflare Waiting Room product for free to any government, municipality, hospital, pharmacy, or other organization responsible for distributing COVID-19 vaccines. Project Fair Shot is open to eligible organizations around the world and has been extended until at least July 1, 2022.
Our Technology
Our distributed and proprietary network is the core of our technology, and enables us to move data seamlessly from nearly any point on earth in a fast, efficient, and reliable manner. Our network has been built from the ground up as a single software stack we developed that runs our products in more than 250 cities and over 100 countries worldwide. This allows us to scale quickly while offering a wide range of products and simultaneously lowering operating expenses.

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
Competition
We compete in the market for network services primarily across three categories:
•On-premise network hardware vendors such as Cisco Systems Inc., F5 Networks, Inc., Check Point Software Technologies Ltd., FireEye, Inc., Imperva, Inc., Palo Alto Networks, Inc., Juniper Networks, Inc., Riverbed Technology, Inc., and Broadcom Inc. We compete with these companies to provide security, performance, and reliability services. We believe we are positioned favorably against these vendors with our cloud-based, multitenant approach that is better suited to an increasingly cloud-based world and that allows customers to treat our services as operational as opposed to capital costs.
•Point-cloud solution vendors in various categories including cloud security vendors (such as Zscaler, Inc. and Cisco Systems, Inc. through Umbrella (formerly known as OpenDNS), and Menlo Security, Inc.), CDN vendors (such as Akamai Technologies, Inc., Limelight Networks, Inc., Fastly, Inc., and Verizon Communications Inc. through Edgecast), DNS services vendors (such as Oracle Corporation through DYN, Neustar, Inc., and UltraDNS Corporation), and cloud SD-WAN vendors. These providers are all focused on delivering point-cloud solutions. However, customers are increasingly looking for an integrated infrastructure platform offering security, performance, and reliability through a single vendor.
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

Human Capital Resources
As of December 31, 2021, we had approximately 2440 full-time employees, including approximately 975 employees located outside of the United States. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
Our Culture
A healthy company culture has been a critical part of our success. In order to preserve our culture, we define performance by both results and behaviors. These behaviors — which we call Cloudflare capabilities — are clearly defined, and we use them as part of our hiring, performance, and promotion decisions:
•Be curious to learn and grow

•Communicate clearly, directly and transparently
•Do the right thing
•Embrace diversity to make Cloudflare better
•Get your work across the finish line
•Lead with empathy and assume good intentions

We want everyone at Cloudflare to have rewarding careers so we invest in development opportunities, aligned with both behaviors and results, to build leadership skills across the company, at all levels.
Compensation and Benefits
We believe that attracting, motivating, and retaining talent at all levels is vital to our success. Our total rewards programs are built to engage employees, provide support, and encourage career best performance. Through programs that drive employee retention and engagement, we also improve our ability to support customers and protect the long-term interests of our stockholders. We provide our employees with competitive salaries, opportunities for equity ownership, and a comprehensive benefits package that promotes well-being across all aspects of their lives, including health care, life and disability insurance, financial savings, family forming and caregiving benefits, and flexible vacation time. We also offer remote-friendly and flexible work schedules, which allows us to draw from a much larger talent pool and provides potential and current employees with additional opportunities to grow their careers at Cloudflare, while also providing environmental and other benefits.
Diversity, Equity, and Inclusion
We believe that much of our innovation and success is rooted in the diversity of our teams and our commitment to inclusion. We have fostered an inclusive culture through the development of employee-led communities, educational offerings, incorporating behaviors into performance, and reviews of our processes and policies for fairness and inclusion. In recognition of our inclusive culture, we were named one of Human Rights Campaign's 2021 Best Places to Work for LGBTQ Equality. We remain committed to extending our diversity and inclusion initiatives across our global workforce.
We value diversity at all levels and are committed to promoting the advancement of leaders from different backgrounds. We work with our managers to develop strategies for increasing the diversity of their teams and ensuring inclusion, equity, and fairness. An important component of our diversity, equity, and inclusion strategy is to grow a diverse talent pool, and we have established recruiting partnership programs with various organizations to reach underrepresented groups. We are focused on understanding our diversity and inclusion strengths and opportunities in order to execute a strategy to support further progress.
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights. As of December 31, 2021, we had 180 issued patents and more than 75 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. Our issued patents are scheduled to expire between 2030 and 2040, and cover various aspects of our network and products. In addition, we have registered “Cloudflare” as a trademark in the United States and other jurisdictions and we have filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Cloudflare” (including “Cloudflare.com”).
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
Additional Information
Our website is located at https://www.cloudflare.com and our investor relations website is located at https://cloudflare.NET. Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our Proxy Statements for our annual meetings of stockholders and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the SEC). The SEC also maintains a website that contains these filings at www.sec.gov.
We have used, and intend to continue to use, our website, investor relations website, news website (https://www.cloudflare.com/press), blog (https://blog.cloudflare.com), and social media accounts, including our Twitter account (@Cloudflare), our Facebook account (@Cloudflare), and our Instagram account (@cloudflare), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Any of the following risks could have an adverse effect on our business, results of operations, financial condition, or prospects, and could cause the trading price of our Class A common stock to decline. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
Risks Related to Our Business and Our Industry
The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
The global COVID-19 pandemic has resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, including travel restrictions and bans, quarantines, shelter-in-place orders, and limitations on business activity. The ongoing COVID-19 pandemic and related containment measures have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines, all remain uncertain. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of

COVID-19, we activated our business continuity plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a fully remote working environment, and canceling participation in various industry events.
The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, including widespread variants such as the Delta and Omicron variants, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, during the first quarter of 2020 the sales cycle for a new customer of our technology and services lengthened and could lengthen again in the future, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. During the first quarter of 2020, we also experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights and it is possible that similar requests could occur in the future as the pandemic continues.
The COVID-19 pandemic also presents challenges as substantially all of our workforce is currently working remotely and assisting new and existing customers who are in many circumstances also working remotely. The ongoing continuation of remote work by our employees during the pandemic potentially may negatively impact their morale, as well as potentially lead to increases in employee attrition. Subject to the availability and receipt of vaccinations by our employees and the existence of low infection rates in the various jurisdictions where we have offices, particularly in the face of the recent outbreak of the Omicron variant, we currently are planning for the reintroduction of our employees to some or all of our offices in 2022.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $260.3 million, $119.4 million, and $105.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, and as of December 31, 2021, we had an accumulated deficit of $680.8 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $656.4 million, $431.1 million, and $287.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.

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
•potential customers’ greater familiarity and/or comfort with on-premises, appliance-based products and concerns about potential risks associated with using cloud-based solutions;
•actual or perceived switching costs;
•our failure to develop new products and features, and to adapt to technological developments, that our potential customers' demand;
•delays in the general availability release of products and features after we have announced their development or beta availability;
•our failure to obtain or maintain government or industry security certifications for our network and products, such as the Federal Risk and Authorization Management Program (FedRAMP);
•negative media, industry, or financial analyst commentary regarding our products and our network and the identities and activities of some of our paying and free customers;
•the adoption of new, or amendment of existing, laws, rules, or regulations that negatively impact the utility of, or increase the risk of using, cloud-based solutions generally or our network and products specifically, including changes in privacy and data protection laws;
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
Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our pay-as-you-go customers pay with a credit card on a monthly basis and can terminate their subscriptions at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into longer term agreements ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of an uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Should certain of our contracted customers, especially our large customers, terminate their agreements with us, our financial condition and results of operations may materially suffer. In addition, as we continue to increase our number of large customers, and the amount of revenue we receive from large customers, this risk may increase.
Due to our varied customer base and short average subscription periods, it is difficult to accurately predict our long-term customer retention rate. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our products and our global network, our development and general availability release of new products and features, and adoption to technological developments, required by customers, our prices and subscription plans, our customers’ budgetary restrictions (including reductions in spending as a result of the COVID-19 pandemic), mergers, acquisitions, joint ventures, and business partnerships and relationships involving our customers, the perception that competitive products provide better or less expensive options, negative public perception of us or our free and paying customers, concerns about new or amended laws, rules, or regulations that increase the risk of using cloud-based solutions or our network and products specifically, and deteriorating general economic conditions.
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
Our growth strategy is dependent, in large part, upon attracting, expanding, and retaining sales to large customers. For our definition of “large customers,” see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Attracting, expanding, and retaining sales to large customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, including:
•competition from companies that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from such customers or that may have greater resources available or committed to such customers;
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
Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan typically lasting less than one quarter. These implementation periods have remained generally consistent during the ongoing COVID-19 pandemic. As our sales force targets an increasing number of large customers for new and expanded product sales, these larger enterprises may undertake a more significant evaluation and negotiation processes than we have experienced in the past, which could lengthen our sales cycle materially.
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners through account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether or when a sale to a prospective large customer will be completed, how much incremental revenue will result from such sales, and when revenue from a subscription will be recognized or will cease.
Further, our ability to improve our sales of products to large customers is dependent on us continuing to attract and retain sales personnel with experience in selling to larger enterprises. Also, because security breaches or a network outage with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased liability and reputational risks associated with serving these customers if we experience a security breach or network outage. We also believe that large customers may be more likely than our smaller customers to terminate or reduce their usage of our products in such circumstances.
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
Activities of our paying and free customers or the content of their websites and other Internet properties could cause us to experience significant adverse political, business, and reputational consequences with customers, employees, suppliers, government entities, and other third parties. Even if we comply with legal obligations to remove or disable customer content, we may maintain relationships with customers that others find hostile, offensive, or inappropriate. For example, we experienced significant negative publicity in connection with the use of our network by The Daily Stormer, a neo-Nazi, white supremacist website, around the time of the 2017 protests in Charlottesville, Virginia. We also received negative publicity in connection with the use of our network by 8chan, a forum website that served as inspiration for the 2019 attacks in El Paso, Texas and Christchurch, New Zealand. We are aware of some potential customers that have indicated their decision to not subscribe to our products was impacted, at least in part, by the actions or potential actions of certain of our paying and free customers. We may also experience other adverse political, business and reputational consequences with prospective and current customers, employees, suppliers, and others related to the activities of our paying and free customers, especially if such hostile, offensive, or inappropriate use is highly publicized.
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
We have historically offered a free plan for certain of our products. We believe that this strategy is valuable to us and it is an important part of our overall business strategy. However, to the extent that we do not achieve the expected benefits of this strategy, our business may be adversely affected by the costs and detriments of making certain of our products available on a free basis. While we do not receive any revenue from our free customers, we bear incremental expenses and other liabilities as a result of our free customers’ continuing free use of our network and certain of our products. Adverse political, business, and reputational consequences associated with Internet properties we serve that are perceived as hostile, offensive, or inappropriate may also be disproportionately common among our free customers. The vast majority of our customers do not pay for our products. In addition, a substantial majority of our free customers historically have not converted to paying customers and we expect this will continue in the future.
We face intense and increasing competition, which could adversely affect our business, financial condition, and results of operations.
The markets for our network and products are intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent introductions of new, and improvements of existing, products. Our broad portfolio of products exposes us to competition from a large number of competitors in a number of different markets, including companies and their product and services offerings in, among others, virtual private networks, internal and external firewalls, web security (including web application firewalls and content filtering), distributed denial of service prevention, intrusion detection and prevention, application delivery controls, content delivery networks, domain name systems, advanced threat prevention, and wide area network (WAN) technology.
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
Our potential competitors include large companies with substantial infrastructure, such as global telecommunications services provider partners and public cloud providers. These companies could choose to enter the markets for products and solutions for security, performance, and reliability, including by acquiring existing companies, developing their own internal solutions, or establishing cooperative relationships with businesses that may allow them to offer more comprehensive solutions or to offer solutions for lower prices or to adapt more quickly than us to new technologies and customer needs. As our business continues to grow and we increase our market share for various products and services, these larger companies may increase their focus on us as a competitor and the actions they undertake to compete with our business and products. Additionally, if an increasing portion of web content is housed on another company’s network or portions of the Internet are otherwise privatized, it could reduce the demand for our products and increase competitive pressure on us. These competitive pressures in our markets or our failure to compete effectively may result in price reductions, fewer subscriptions, reduced revenue and gross margin, increased net losses, and loss of market share.
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
A majority of our revenue in the year ended December 31, 2021 was from contracted customers that were acquired through our inside and field sales teams, and we expect the amount of our revenue from these customers will continue to increase for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to attract and retain qualified sales personnel and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. In addition, our ability to effectively recruit and retain qualified sales personnel outside the United States is reduced if we do not have a local subsidiary and office in that country or, if we do have such a subsidiary and office, we will experience increased costs in operating in that country.

As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, new sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, due to our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we believe our company's recent growth and increased profile may result in increased efforts by other companies to hire our sales personnel. As a result, we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 1,270 employees as of December 31, 2019, to 1,788 employees as of December 31, 2020, to 2,439 employees as of December 31, 2021. We also have offices located around the world, including in Toronto, that we opened in 2021. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
•effectively attracting, training, and integrating a large number of new employees, particularly members of our sales, engineering, and management teams;
•effectively managing a rapidly increasing number of employees in a growing number of countries around the world, particularly in circumstances when employees are working completely remotely;
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
Our quarterly results of operations, including, without limitation, our revenue, gross margin, operating margin, profitability, cash flow from operations, deferred revenue, and backlog, may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the trading price of our Class A common stock. Factors that may cause fluctuations in our quarterly results of operations include, without limitation:
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
•network outages or actual or perceived security breaches or incidents;
•our involvement in litigation or regulatory enforcement efforts, or the threat thereof;
•changes in the competitive dynamics of our industry, including consolidation among competitors;
•the length of the sales cycle for our contracted customers, particularly as the relative proportion of our revenue from large customers increases;
•changes in laws and regulations that impact our business; and
•general political, economic, market, and social conditions.
We rely on our co-founders and other key technical, sales, and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
Our future success is substantially dependent on our ability to attract, retain, and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of our co-founders, Matthew Prince, our Chief Executive Officer, and Michelle Zatlyn, our President and Chief Operating Officer. We rely on our leadership team in the areas of operations, security, marketing, sales, support, research and development, and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We also do not maintain key person life insurance policies on any of our employees. The loss of one or more of our co-founders or our other executive officers or key employees could seriously harm our business.
To execute our growth plan, we must attract and retain large numbers of highly qualified personnel in a number of job markets globally. In particular, it is critical for us to attract and retain engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in London, Singapore, Austin, Texas, and other locations where we maintain offices or employ remote personnel, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation or benefits. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to attract and retain our key employees. In addition, upon vesting of equity awards, particularly after the significant increase in the price of our Class A common stock since our initial public offering (IPO) in 2019, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, in the year ended December 31, 2021 we increased our operating expenses to $637.0 million as compared to $436.8 million and $331.5 million in the years ended December 31, 2020 and 2019, respectively. In the year ended December 31, 2021 our net loss increased to $260.3 million from $119.4 million and $105.8 million in the years ended December 31, 2020 and 2019, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
If we are not able to maintain our brand, our business and results of operations may be adversely affected.
We believe that maintaining our reputation as a provider of products with the highest levels of security, performance, and reliability is critical to our relationship with our existing customers and our ability to attract new customers. The successful promotion of our brand will depend on a number of factors, including the reliability of our network on which we provide our products and the record of security, performance, and reliability of our products; the timing of releases of our products and related features after the public announcement of such expected products and features; our marketing efforts; our ability to continue to develop high-quality features and products for our network; and our ability to successfully differentiate our products from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on products and solutions for network security, performance, and reliability. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our products. For example, despite the long duration of the ongoing COVID-19 pandemic, the full impact of the pandemic is unknown at this time but it has resulted in a material adverse impact on economic conditions in the United States and in other countries throughout the world, including significant increases in unemployment, reduced demand for products and services across a variety of industries, and other related harms. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products during an economic downturn. Weak economic conditions, including a reduction in spending on products and solutions for security, performance, and reliability, could reduce sales, lengthen sales cycles, increase churn, and lower demand for our products, any of which could adversely affect our business, results of operations, and financial condition.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk that we will not be successful.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects, and to plan for our anticipated future growth. We began operations in 2010 and much of our growth has occurred in recent years. As a result, our business model has not been fully proven, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. While we have continued to expand our network and develop additional security, performance, and reliability products, we have encountered, and will continue to encounter, risks and uncertainties frequently experienced by rapidly growing companies in developing industries, including our ability to achieve broad market acceptance of our products, attract additional customers, identify and grow partnerships, withstand increasing competition in our existing and future markets, and manage expenses as we continue to grow our business. If our assumptions regarding these risks and uncertainties are incorrect or change in response to changes in the markets for products and solutions for network security, performance, and reliability, our business could suffer and our results of operations and financial condition could differ materially from our expectations.
We have limited experience with our pricing models, particularly for our newer products and solutions, and we may not accurately predict the long-term rate of paying customer adoption or renewal, or the impact these will have on our revenue or results of operations.
We generate revenue primarily from subscriptions to our network and products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for our subscription plans and products, particularly with respect to our newer products and solutions. As the markets for our products mature, as we enter into newer product markets for our business, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact, period to period, on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
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
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as value-added channel partners, referral partners, systems integrators, global platform providers, telecommunications companies, and managed security service providers. Developing, expanding, and retaining these strategic relationships has played, and will continue to play, an increasingly greater role in our sales efforts to our large customers. However, identifying these types of strategic partners, negotiating and documenting our business and contractual relationships with them, maintaining APIs that some of our strategic partners use to interact with our business, and monitoring the actions of our partners and their relationships with our end customers, each require significant time and resources. While in some cases our contractual arrangements with our strategic partners have terms of one year or longer, in many cases these arrangements are short-term in nature and can be terminated on 90 days advance notice. Our competitors also may be effective in providing incentives to third parties to favor their products or services over subscriptions to our products. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our network and products. If we are unsuccessful in establishing, expanding, or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations, and financial condition may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products by, or increased revenue from, our paying customers and large customers.
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
Our business depends, in part, on sales to the United States and foreign government organizations, which are subject to a number of challenges and risks.
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
•U.S., European, or other government certification and audit requirements potentially applicable to our network, including FedRAMP in the United States, are often difficult and costly to obtain and maintain, and failure to do so will restrict our ability to sell to government customers;

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
In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal, state, and local governmental organizations, as well as foreign governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including expanded compliance obligations under the Federal Acquisition Regulations (FARs). Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have an adverse effect on our business, results of operations, and financial condition. For example, the U.S. Department of Justice (the DOJ) and the General Services Administration (the GSA) have in the past pursued claims against and financial settlements with vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenue, results of operations, and financial condition. Any inability to address these risks and challenges could reduce the commercial benefit to us or otherwise preclude us from selling subscriptions to our products to government organizations.
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
Many of our customers pay for our service using a variety of different payment methods, including credit and debit cards, prepaid cards, direct debit, and online payment applications and wallets. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payment processing, loss of payment partners, and/or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operation could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our chargeback rate at acceptable levels, card networks may impose fines and our card approval rate may be impacted. If we fail to comply with the rules or requirements applicable to processing payments, or if our data security systems are breached, compromised, or otherwise unable to detect or prevent fraudulent activity, we may be liable for card issuing banks’

costs, subject to fines and higher transaction fees, and lose our ability to accept certain payments from our customers. The termination of our ability to process payments using any major payment method our business, results of operations, and financial condition could be harmed.
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
If our estimates, assumptions, or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and our 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes), the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic and other geopolitical uncertainties, including but not limited to the ongoing conflict between Russia and Ukraine, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of March 1, 2022, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Part of our business strategy is to make acquisitions of other companies, products, and technologies. To date, our acquisitions generally have consisted of companies that have developed technology that is complementary to our business but have small numbers of employees and little, if any, customers and revenue. For example, in January 2020, we acquired S2 Systems Corporation, a company that has developed browser isolation technology that we now sell as part of our Zero Trust solutions but had less than ten employees and generally no revenue. However, we expect the number of acquisitions that we undertake to increase and some of the businesses we acquire will have significantly larger numbers of employees and customers and more global operations. For example, in February 2022, we announced our acquisition of Area 1 Security, Inc., a company that has developed cloud-native email security technology and has a significantly greater number of employees and customers than our prior acquisitions.
We have limited experience in making acquisitions and integrating acquired businesses into our company, particularly companies with large numbers of employees and customers. We also may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. In addition, if we identify companies that we would like to buy, we may face antitrust, competition, and other regulatory scrutiny that may limit our ability to complete such acquisitions. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or integrate and retain the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. We also frequently provide significant incentives for key employees of acquired companies to remain as our employees after the completion of the acquisition in order to facilitate integration and allow us to achieve the benefits we expect from the acquisition, but these incentives may not prove to be successful in retaining those new key employees. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
•incur large charges or substantial actual or contingent liabilities associated with acquired businesses;
•encounter difficulties integrating diverse business cultures and retaining employees and customers of acquired companies; and
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our IPO and in the issuances and sales of the Notes in 2020 and 2021. Although we currently anticipate that our existing cash, cash equivalents, and available-for-sale securities, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.
Risks Related to Our Network and Products
Problems with our internal systems, networks, or data, including actual or perceived breaches or failures, could cause our network or products to be perceived as insecure, underperforming, or unreliable, our customers to lose trust in our network and products, our reputation to be damaged, and our financial results to be negatively impacted.
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products may be disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. We also face the possibility of security threats from other sources, such as employee or contractor errors, or malfeasance. For example, hostile third parties, including nation-states, may seek to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products. In addition, as our business grows and we employ more employees in more countries around the world, our ability to supervise the actions of our employees will decrease and the risk of an employee or contractor error or act of malfeasance will increase. These security threats from third parties are also likely to increase as the numbers, sizes, and types of customers using our network and products increases, particularly those customers that are involved in particularly sensitive industries or activities, such as banking and finance companies and governmental entities.
While we have implemented security measures internally and have integrated security measures into our network and products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches or incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. For example, we have experienced multiple social engineering attacks where third parties have attempted, and in limited cases succeeded, in breaching our network perimeter security. While these attacks did not effectively get beyond our network perimeter security and we have not suffered any material consequences as a result of these breaches, we cannot be certain that future breaches will be avoided or, if future breaches are successful, that we will not experience material detrimental impacts, particularly if those breaches involve third party access to decrypted or other sensitive data.
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 250 cities and over 100 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, and the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately on our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during the ongoing COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Unauthorized access to, other security breaches of, or security incidents affecting, systems, networks, and data used in our business, including those of our vendors, contractors, or those with which we have strategic relationships, even if not resulting in an actual or perceived introduction of ransomware, malware, or other malicious code or other actual or perceived breach of our customers’ networks, systems, or data, could result in the loss, compromise, corruption or other unavailability of data, disruptions to our and our customers' products, systems, networks, and operations, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities.
Additionally, in the absence of malicious actions, our network and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended and the likelihood of these problems may increase as we continue to expand the number and complexity of products that we offer to our customers through our global network. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our network and products. In addition, deployment of our network and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our network and products are insecure, underperforming, or unreliable. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In July 2020, a configuration error in our backbone network caused increased latency and slowness for customers using our products in certain areas lasting approximately 30 minutes. While the June 2019 route leak and the July 2019, April 2020, and July 2020 outages did not have a material impact on our results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future.
We also provide frequent updates and enhancements to our network and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our network may not be sufficient to ensure we detect any such defects in a timely manner. For example, in February 2017, a bug in our software code that processes computer information requests was identified. Instead of the requested data, in certain circumstances this bug, which became known as “Cloudbleed,” caused our servers to output data that was not requested. The erroneous data output by our system included, but was not limited to, a portion of our customers’ secure data. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs, or that we will accurately route or process all requests and traffic on our network. Given the trillions of Internet requests that route through our network on a monthly basis and the large array of Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications) we service, the impact of any such error, failure, vulnerability, or bug can be large in terms of absolute numbers of affected requests and customers.
Actual or perceived problems with our network or systems, or those of our vendors, contractors, or those with which we have strategic relationships, could result in actual or perceived breaches of our or our customers’ networks and systems or data. Actual or perceived breaches or other security incidents from these or other causes could lead to claims and litigation, indemnity obligations, regulatory audits, proceedings, and investigations and significant legal fees, significant costs for remediation, the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate, or work around errors or defects, to address and eliminate vulnerabilities, and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or incident. They also could damage our relationships with our existing customers and have a negative impact on our ability to attract and retain new customers. Because our business is focused on providing secure and high performing network services to our customers, we believe that our products and the networks and systems we use in our business could be targets for hackers and others, and that an actual or perceived breach of, or security incident affecting, our networks, systems, or data, could be especially detrimental to our reputation, customer and channel partner confidence in our solution, and our business. Additionally, our products are designed to operate without interruption, including up to a 100% uptime guarantee for our Business and Enterprise plans. If a breach or security incident were to impact the availability of our network and products, our business, results of operations, and financial condition, as well as our reputation, could be adversely affected.
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
As of December 31, 2021, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 250 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
As we have expanded our global network, for efficiency reasons we have increased the amount of automation that is used to update and maintain our network. While we believe this increased automation generally makes our network more reliable and robust, if portions of this automation were to fail then the impact could apply to all or substantially all of our co-location facilities, instead of the more localized impact if we were not using automation. In addition, the components of our global network are interrelated, such that disruptions or outages affecting one or more of our network co-location facilities may increase the strain on other components of our network. Concurrent disruptions or outages at a number of our network co-location facilities may lead to a cascading effect in which heightened strain on our network causes further disruptions or outages, particularly within the regions where the disruptions and outages occur. In addition, the failure of any of our core co-location facilities for any significant period of time, particularly our U.S. core co-location facility, could place a significant strain upon the ongoing operation of our business, as we have only limited redundant functionality for these facilities. Such a failure of a core co-location facility could degrade and slow down our network, reduce the functionality of our products for our customers, impact our ability to bill our customers, and otherwise materially and adversely impact our business, reputation, and results of operations.
If our customers’ or channel partners’ access to our network and products is interrupted or delayed for any reason, our business could suffer.
Any interruption or delay in our customers’ or channel partners’ access to our network and products will negatively impact our customers. Our customers depend on the continuous availability of our network for the delivery and use of our products, and our products are designed to operate without interruption, including up to 100% uptime guarantee for our Business and Enterprise plans. If all or a portion of our network were to fail, our customers and partners could lose access to their internal network and/or the Internet as a whole until such disruption is resolved or they deploy disaster recovery options that allow them to bypass our network. The adverse effects of any network interruptions on our reputation and financial condition may be heightened due to the nature of our business and our customers’ expectation of continuous and uninterrupted Internet access and low tolerance for interruptions of any duration. In addition, because some of our customers’ most critical applications are protected by our products and network and these customers may not be using other providers for similar services, the adverse effect of network disruptions to these customers could be particularly severe. The impact of an interruption in access to our network and products could also impact the ability to run our own business because we use a number of our products in the operation of our business.

While we do not consider them to have been material, we have experienced, and may in the future experience, network disruptions and other performance problems due to a variety of factors. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In addition, in July 2020, a configuration error in our backbone network caused increased latency and slowness for customers using our products in certain areas lasting approximately 30 minutes.

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
The efficient and effective operation of our network also relies upon a series of mutually beneficial arrangements with other Internet infrastructure companies. These arrangements are often referred to as “peering” or “interconnection” agreements, and allow us and our ISP partners to reduce bandwidth costs related to operating our respective networks. If the underlying competitive, business, or operational incentives supporting these arrangements were to change, we or our partners might terminate these agreements or allow them to expire. Many of our peering or interconnection agreements have a term of three years or less, after which such agreements auto-renew on an annual basis. Changes to the underlying incentive structure of peering arrangements may result from parties seeking to take advantage of an essential position or enter into exclusive arrangements, changes to U.S. or international laws, regulations, or policies, increasing competition between us and these Internet infrastructure providers, or changes in the norms governing the relationships among Internet infrastructure providers. Without favorable peering arrangements, we would incur significantly increased costs to continue to provide our products at their current levels and such increased costs could adversely impact our business, results of operations, and financial condition. In addition, to the extent that additional countries begin to regulate peering with outside networks, our costs may increase and our business and results of operations could be adversely impacted.
If our network and products do not interoperate with our customers’ internal networks and infrastructure or with third-party products, websites, or services, our network may become less competitive and our results of operations may be harmed.
Our network and products must interoperate with our customers’ existing internal networks and infrastructure. These complex internal systems are developed, delivered, and maintained by the customer and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products, and may be highly customized. We must be able to interoperate and provide products to customers with highly complex and customized internal networks, which requires careful planning and execution between our customers, our customer support teams and, in some cases, our channel partners. Further, when new or updated elements of our customers’ infrastructure or new technology or industry standards or protocols are introduced, we may have to update or enhance our network to allow us to continue to provide our products to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our network and products, which could make it difficult for our network and products to function properly in customer internal networks and infrastructures that include these third-party products.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts were completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, starting during the first quarter of 2021 and continuing through the fourth quarter, a global shortage of CPUs, RAM, SSDs, and other electronics has resulted in supply constraints for a number of electronics firms, including manufacturers of servers, and the duration and ultimate severity of this ongoing shortage is uncertain. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
The actual or perceived failure of our products to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business, results of operations, and financial condition.
Our security products are designed to reduce the threat to our customers posed by malware and other Internet security threats. Our security products may fail to detect or prevent malware or security breaches or incidents for any number of reasons. Even where our security products perform as intended, the performance of our security products can be negatively impacted by our failure to enhance, expand, or update our network and products; improper classification of websites by our employees, automated systems, and partners which identify and track malicious websites; improper deployment or configuration of our products; and many other factors.
Companies are increasingly subject to a wide variety of attacks on their networks and systems, including traditional computer hackers; malicious code, such as viruses and worms; distributed denial-of-service attacks; sophisticated attacks conducted or sponsored by nation-states; advanced persistent threat intrusions; ransomware; phishing attacks and other forms of social engineering; employee, vendor, or contractor errors or malfeasance; and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees, or contractors. External events, like the ongoing conflict between Russia and Ukraine, can increase the likelihood of attacks. No security solution, including our products, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Accordingly, our security products may be unable to detect or prevent a threat until after our customers are impacted. As our products are adopted by an increasing number of enterprises and by increasingly larger enterprises, it is possible that the individuals and organizations behind cyber threats will focus on identifying ways to circumvent or defeat our security products. If our network is targeted by attacks specifically designed to disrupt it, it could create the perception that our security products are not capable of providing adequate security. As a provider of security products, any perceived lack of security to our network or any of our products could erode our customers’ and potential customers’ trust in our network and products. Moreover, a high-profile security breach of, or security incident impacting, another cloud services provider could cause our customers and potential customers to lose trust in cloud solutions generally, and cloud-based products like ours in particular. Any such loss of trust could materially and adversely impact our ability to retain existing customers or attract new customers.
Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors, to secure their networks. If any of our customers becomes infected with malware, or experiences a security breach or incident, they could be disappointed with our products, regardless of whether our security products are intended to block the attack or would have blocked the attack if the customer had properly configured our products or their network, or taken other steps within their control. For example, in April 2017, we published details of a web cache deception attack method that exploits the misconfiguration of websites to circumvent reverse-proxy systems such as ours. While the vulnerability associated with this attack method relates to misconfiguration of websites outside of our control, a customer experiencing a security event related to this vulnerability may nevertheless blame us or become dissatisfied with our products as a result. Additionally, if any enterprises that are publicly known to use our network and products are the subject of a cyber attack that becomes publicized, this could harm our reputation and our current or potential customers may look to our competitors for alternatives to our network and products. Customers subject to cyber attack also may seek to hold us legally liable for any loss or lack of access to sensitive data or highly valued assets that results from such an attack. Although our customer agreements provide significant limitations on our potential liability to our customers for such claims and we do not believe current legal theories would hold a service provider like us liable for such customers’ losses, potential adverse future changes in laws applicable to such claims could result in significant liabilities for us.
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
Any real or perceived flaws in our network, or any actual or perceived security breaches of, or security incidents impacting, our customers, could result in:

•a loss of existing or potential customers or channel partners;
•delayed or lost sales and harm to our financial condition and results of operations;
•a delay in attaining, or the failure to attain, market acceptance of our products;
•the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate, or work around errors or defects, to address and eliminate vulnerabilities, and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or incident;
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
Abuse, misuse, or other unauthorized use of our internal network, including network services tools, could cause significant harm to our business and reputation.
Our employees and contractors use our internal network to support the operation of our global network and products for our customers. In addition, in order to provide real-time support to our customers, we have created internal network services tools that are used by our employees and contractors to diagnose and correct customer security, performance, and reliability issues. If any of our employees or contractors were to intentionally abuse our internal network, including these tools, by interfering with or altering our customers’ Internet properties, our customers could be significantly harmed. Similarly, our customers could be harmed if government personnel in any countries in which our employees operate were to pressure our employees, including through the threat of potential prosecution or imprisonment, to use our internal network, including these tools, to access customer data or interfere with or alter our customers' Internet properties. Our employees’ inadvertent misuse of our internal network, including these tools, could similarly harm our customers. For example, third parties have in the past attempted to induce our employees to use their administrative access to reveal, remove, or disable our customers’ information and content, including by submitting fraudulent law enforcement requests, copyright takedown requests, or other content-based complaints. Any such improper disclosure or removal could significantly and adversely impact our business and reputation. While our internal network and tools have been developed only for authorized use by our employees and contractors, any unauthorized use of, or access to, our internal network by, or release of network service tools to, third parties would represent a significant vulnerability in our products. Accordingly, any abuse or misuse of our internal network and services tools could significantly harm our business and reputation. If it became necessary to further restrict the availability or use of our internal network and services tools by our employees and customers in response to any abuse or misuse, our ability to deliver high-quality and timely customer support could be harmed.
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
We provide service level commitments under our Enterprise subscription plan customer contracts and our Business subscription plan terms of service. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or allow customers to terminate their subscriptions and our business could suffer.

Our Enterprise subscription plan agreements and our Business subscription plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise subscription plan and our Business subscription plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our network and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our network and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, the June 2019 route leak and July 2019, April 2020, and July 2020 outages triggered certain of these types of obligations. The impact of the June 2019 route leak and the July 2019, April 2020, and July 2020 outages did not have a material impact on our results of operations or financial condition; however, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
If our products do not obtain and maintain market acceptance, our ability to grow our business and our results of operations may be adversely affected.
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary certifications or adhere to standards established by third parties and may demand that they be provided a report from our auditors that we are in compliance. Although we currently have certain certifications such as SOC2 Type 1 and Type 2, SOC3, PCI DSS, ISO 27001, and ISO 27701, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to the FedRAMP and Electronic Identification and Trust Services Regulation standards in the United States and the EU, respectively, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
Our ability to attract new customers and increase revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these forces on a timely basis and continue to introduce enhancements to our network and develop new products. If new technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently, more securely or reliably, or are higher performing, these technologies could render our network and existing products less attractive to our current and prospective future customers, or obsolete. The development of novel attacks or exploits by criminal or malicious elements or hostile state actors also could render our network and existing products less effective or obsolete. The success of our business depends on our continued investment in our research and development organization to increase the integrity, reliability, availability, and scalability of our products. We may experience difficulties with development, design, or marketing of such enhancements to our network and products that could delay or prevent their development, introduction, or implementation. For example, in the past we have announced the development of new products and features or the release of new products or features for beta testing and the timing for the general release of the product or feature has been substantially later than we initially expected. We also have in the past experienced delays in the planned expansion of our network and in our internally planned or publicly announced release dates of new products and new features and capabilities, and there can be no assurance that planned expansions of our network will occur on schedule and that new products, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition.
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
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including: the Digital Millennium Copyright Act (the DMCA), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; and section 230 of the Communications Decency Act (the CDA), which addresses blocking and screening of content on the Internet. Although these and other similar legal provisions provide limited protections from liability for service providers like us, those protections may not be interpreted in a way that applies to us, may be amended or removed in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and the EU is negotiating a new Digital Services Act and Digital Markets Act to update the rules governing digital services like ours, including replacing the eCommerce Directive and imposing additional legal requirements on service providers. In addition, in 2019, the EU approved a Copyright Directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials), in the United Kingdom (online harms), Australia (online harms), and India (Information Technology Rules), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.

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
As a company, we strive to protect our customers’ privacy consistent with applicable law. Consequently, we generally do not provide personal information about our customers without legal process. In accordance with our contractual commitments to our customers, we may need to challenge legal process requesting disclosure of personal information where such requests are inconsistent with applicable data protection laws. In addition, from time to time, government entities may seek or demand our assistance with obtaining information about our customers or could request that we modify our network and products in a manner to permit access or monitoring. In light of our privacy commitments, we may legally challenge law enforcement requests to provide a feed of content transiting our network, to obtain encryption keys, or to modify or weaken encryption. We also may face complaints from individuals who assert we have provided their information improperly to law enforcement or in response to third-party abuse complaints, despite policies we have in place to protect that information. To the extent that we do not provide assistance to or comply with requests from government entities or challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences. We may also face such adverse political, business, and reputational consequences to the extent that we provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. For example, we periodically receive requests for information purportedly originating from law enforcement agencies or pursuant to legal process, but which are fraudulent or improper attempts to cause us to reveal customer information. Any such disclosure could significantly and adversely impact our business and reputation.
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
In addition, there are various laws and regulations that could impede the growth of the Internet or online services, and new laws and regulations may be adopted in the future. These laws and regulations could involve interconnection and network management; taxation; tariffs; privacy; data protection; information security; content; copyrights; distribution; electronic contracts and other communications; consumer protection; and requirements for the characteristics and quality of services, any of which could decrease the demand for, or the usage of, our products. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. If these changes are implemented, it could have an adverse and negative impact on our business. In addition, we may be banned from providing our products in certain countries, which would prevent our ability to grow our business in such markets and would also have a detrimental impact on the performance and scope of our network. Russia, for example, announced their intent to block designated virtual private networks in December 2021, and has included one of our products, Cloudflare WARP, to its list of banned services. These changes or increased costs could materially harm our business, results of operations, and financial condition.
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.
Our business is subject to regulation by various federal, state, local, and non-U.S. governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy, data protection, and information security laws and regulations, intellectual property laws, telecommunications laws and regulations, employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, governmental trade sanctions laws, import and export controls, anti-corruption and anti-bribery laws, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States.
In addition, many countries are considering expanding or have expanded regulatory requirements for services such as ours, with potential requirements such as collection and verification of customer data, limitations on the use of non-personal data, cybersecurity incident reporting obligations, expanded registration requirements, or requirements to have personnel in the country. The rapid expansion of proposed regulations, as well as possible conflicting requirements, may make it challenging for us to identify and comply with all new global regulations that may apply to our services.
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
Additionally, companies in the technology industry have recently experienced increased regulatory scrutiny. The rapid growth of our business and the products that we offer may also result in increased regulatory scrutiny of our company in particular. Any reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to our business practices, and other penalties, which could negatively affect our business and results of operations. Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause us to change our business practices. Further, our expansion into a variety of new fields also could raise a number of new regulatory issues. These factors could negatively affect our business and results of operations in material ways.
Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations, and obligations could harm our business.

We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The number of data protection laws globally is rising as well as more countries, including the United Kingdom, Canada, Brazil, India, Australia, New Zealand, Singapore, China, and Japan, have in place or are exploring new or updated comprehensive data protection regimes. Some countries are also considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. In addition, the interpretation of existing privacy, data protection, and information security laws and regulations by governmental entities and the courts may change significantly over time in a manner that can have a significantly adverse impact on both our business and our customers’ businesses. For example, in July 2020, the Court of Justice of the European Union (CJEU) in the "Schrems II" case invalidated the U.S.-EU Privacy Shield that was widely used under the GDPR to allow for the lawful transfer of personal data of EU residents to the United States for processing and placed additional requirements on the use of the EU Standard Contractual Clauses (EU SCCs) as a mechanism for transferring EU personal data to the United States.
The CJEU decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe. For example, on April 27, 2021, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued an opinion directing the Portuguese National Statistics Institute, I.P. (INE) to discontinue use of our services based on the GDPR. Since that time, other EU data protection authorities have also issued decisions directing EU private- and public-sector entities to stop using specific U.S. cloud service providers where they found that use of those providers resulted in the transfer of EU personal data to the United States in a manner that did not meet the standard set in the Schrems II case. Until such time as a new EU-U.S. data transfer agreement is implemented, we may continue to see more of these findings from privacy regulators against cloud service providers. Implementing any new guidance from the applicable regulatory authorities and otherwise responding to or addressing developments relating to cross-border personal data transfers may result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
Meanwhile, although the United Kingdom has enacted legislation that is substantially consistent with the GDPR and the European Commission formally adopted an adequacy decision under GDPR to provide for the free flow of personal data between the EU and the United Kingdom, it remains to be seen how data transfers to and from the United Kingdom will be regulated and enforced in the longer term. To the extent future United Kingdom data protection requirements diverge significantly from the GDPR, they may result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in the United States and various individual U.S. states. In the United States, various federal laws and regulations already apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, and the Gramm-Leach-Bliley Act. In addition, there are also a number of recently enacted or proposed U.S. federal and state privacy and data protection bills in Congress and state legislatures across the country. For example, the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. An additional California privacy law and privacy laws in Colorado and Virginia will go into effect in 2023, and at least a dozen additional U.S. states in which we operate are considering similar privacy legislation.
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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions.
Additionally, in March 2018, the European Commission released a proposal for a European Council directive on taxation of specified digital services. The proposal calls for an interim tax on certain revenues from digital activities, as well as a longer-term regime that creates a taxable presence for digital services and imposes tax on digital profits. We do not yet know the impact this proposal, if implemented, would have on our financial results. A number of other jurisdictions are considering enacting similar digital tax regimes. These efforts are alongside the OECD’s ongoing work, as part of its Base Erosion and Profit Shifting Action Plan that, if implemented, provides a long-term, multilateral proposal on taxation of the digital economy. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
Our results of operations may be harmed if we are required to collect sales and use, gross receipts, value-added, or similar taxes for our products in jurisdictions where we have not historically done so.
Sales and use, value-added, goods and services, and similar tax laws and rates vary greatly by jurisdiction. Our customers can be located in one jurisdiction, utilize our network and products through our network equipment in a different jurisdiction, and pay us from an account located in a third jurisdiction. This divergence, along with the jurisdiction-by-jurisdiction variance in tax laws, causes significant uncertainty in the tax treatment of our business. There is further uncertainty as to what constitutes sufficient physical presence or nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet, and there is also uncertainty as to whether our characterization of our network and products as not taxable in certain jurisdictions will be accepted by national, state, and local taxing authorities. In determining our tax filing obligations, management has made judgments regarding whether our activities in a jurisdiction rise to the level of taxability. These judgments may prove inaccurate, and one or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. We currently face, and in the future may continue to face, sales tax audits, and in the event of an adverse outcome in those audits our liability for these taxes could exceed our estimates as state and other tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our network and products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our network and products, or otherwise harm our business, results of operations, and financial condition.
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
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes of $1,121.0 million, net of uncertain tax positions, available to offset future U.S. federal taxable income that will begin to expire in 2029 for tax years beginning before December 31, 2017. As of December 31, 2021, we had net operating loss carryforwards for state income tax purposes of $770.3 million, net of uncertain tax positions, available to offset future state taxable income that will begin to expire in 2030. As of December 31, 2021, we had net operating loss carryforwards for U.K. income tax purposes of $153.2 million, net of uncertain tax positions, available to offset future U.K. taxable income, that can be carried forward indefinitely. As of December 31, 2021, we had foreign tax credit carryforwards for federal income tax purposes of $1.8 million that will begin to expire, if not utilized, in 2025. Also as of December 31, 2021, we had federal research and development tax credit carryforwards of $19.1 million, net of uncertain tax positions, that will begin to expire in 2029 and state research and development tax credit carryforwards of $11.1 million, net of uncertain tax positions, that can be carried forward indefinitely.
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
Our net operating loss carryforwards may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of net operating losses for taxable years 2020, 2021, and 2022 for many taxpayers. Net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results. It is also possible that Congress will enact additional legislation, some of which may adversely impact our business.
Risks Related to International Operations
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business and results of operations.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 48%, 49%, and 50% of our revenue from our international customers for the years ended December 31, 2021, 2020, and 2019, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 250 cities and over 100 countries worldwide as of December 31, 2021. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•geopolitical, economic, and social uncertainties, including the potential nationalization of key peering partners by foreign governments or political unrest that affects our ability to continue to work with particular peering partners, potential terrorist activities, military conflict or war, trade policies and sanctions, and the unknown impact of regional or global health crises, or epidemic or pandemic diseases, such as the ongoing COVID-19 pandemic;
•changes in a specific country’s or region’s political or economic conditions;
•unexpected costs for the localization of our products, including translation into foreign languages and adaptation for local practices and legal and regulatory requirements;
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
•increased risk to our local employees of government pressure, including potential threats of prosecution or imprisonment, in connection with enforcement of local legal and regulatory requirements;
•greater risk of a failure of foreign employees and channel partners to comply with both U.S. and foreign laws, including antitrust regulations, anti-bribery laws, export and import control laws, and any applicable trade regulations ensuring fair trade practices;
•heightened security risks associated with our co-location facilities and related equipment in high-risk countries and the software code and systems access shared with our service providers located in such countries, including in the Hong Kong region as a result of the National Security Law passed in June 2020;
•greater security and oversight risks associated with third-party contractors that we use to install and maintain our hardware in co-location facilities in foreign countries and the limited background checks and screening that we can perform on such service providers;
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

The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks could limit the future growth of our business. In particular, we are exposed to risks in China, which amounts to a significant part of both our short-term and long-term revenue growth plans. Our Chinese operations are substantially dependent on our relationship with JD Cloud & AI and due to economic and political challenges in servicing the Chinese market, the loss of this arrangement could have a significant adverse effect on our business and results of operations.
Geo-political events, including the ongoing conflict between Russia and Ukraine, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In addition, heightened use of trade restrictions and sanctions, including tariffs or prohibitions on technology transfers to achieve diplomatic ends could impact our ability to conduct our business as planned.

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
Our network presence within China is dependent upon our commercial relationship with JD Cloud & AI and any detrimental changes in, or the termination of, that relationship could jeopardize our ability to offer an integrated global network that includes China.
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our commercial relationship with JD Cloud & AI. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have a strategic agreement with JD Cloud & AI to provide solutions that accommodate the requirements imposed by Chinese regulations through JD Cloud & AI's development and operation of facilities in China that are included as part of our network. Our agreement with JD Cloud & AI was announced in 2020 and the term of the agreement expires on April 1, 2023. There can be no assurance that we will be able to extend our agreement with JD Cloud & AI in the future or if any such extension would be available on comparable terms. This agreement is subject to earlier termination by either party under certain circumstances such as the other party’s material breach. In addition, this agreement can be terminated by JD Cloud & AI under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments.

Our customers that use our network presence in China through our JD Cloud & AI commercial relationship are subject to Chinese laws and regulations of Internet infrastructure, traffic, and content. Under our agreement with JD Cloud & AI, in some circumstances, these customers’ use of our Chinese network presence can be terminated if they violate these laws and regulations. The removal of our customers from our Chinese network presence could result in these customers deciding to terminate their overall relationship with us. In addition, any adverse publicity associated with the removal of some or all of our customers from our Chinese network presence as a result of the application of Chinese laws and regulations could cause us to experience adverse reputational and business consequences.

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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. In January, July, September, and December 2020, as well as March, June, September, and November 2021 we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of December 31, 2021, we had 180 issued patents and more than 75 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.

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
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks or high growth companies;
•changes in operating performance and stock market valuations of other technology or high growth companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock and Class B common stock by us or our stockholders;
•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
•failure of securities analysts to maintain coverage of us, changes in financial estimates or share price targets by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;
•announcements by us or our competitors of new products, features, or services or any delays in our general release of products we previously announced as being in development or beta testing;
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
•actual or perceived network or data security breaches or other network or data security incidents, including any network or product outages or failures;

•announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;
•new laws or regulations or new amendments to, or interpretations of, existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including due to the impact of the ongoing COVID-19 pandemic.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 77.0% of the voting power of our capital stock, with our co-founders together holding approximately 57.1%. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot specify with any certainty the particular uses of the net proceeds that we received from our prior financing activities, including from our IPO and the issuances of the Notes in 2020 and 2021, and our management has broad discretion in the application of the net proceeds. The failure by our management to apply these proceeds effectively could adversely affect our business, results of operations, and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.
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
If the conditional conversion feature of either series of Notes is triggered, holders of the applicable series are entitled to convert their Notes at any time during specified periods at their option. The 2025 Notes are currently convertible at the option of the holder until March 31, 2022. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. From the fourth quarter of 2021 through March 1, 2022, we received conversion requests from the holders of $16.6 million in aggregate principal amount of the 2025 Notes, which we satisfied, or expect to satisfy, through a combination of cash and shares of our Class A common stock. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to the Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A Common Stock for $400.0 million in aggregate principal amount of the 2025 Notes. The Notes may become convertible at the option of their holders under certain circumstances set forth in the applicable Indenture. For instance, the 2025 Notes are currently convertible at the option of the holder until March 31, 2022. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
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
In connection with our adoption of ASU 2020-06, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, ASU 2020-06 eliminates the possible use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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
The occurrence of any catastrophic event, including an earthquake, fire, flood, tsunami, the effects of climate change, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, epidemic or pandemic diseases (such as the ongoing COVID-19 pandemic), cyber-attack, military conflict or war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the U.S. Pacific Northwest, both regions known for seismic activity, and we also have a second core co-location facility in Luxembourg. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
Our partners, suppliers, and customers are also subject to the risk of catastrophic events. In those events, our ability to deliver our products in a timely manner, as well as the demand for our products, may be divided on account of factors outside our control.
Further, the effects of climate change on the global economy and the technology industry are rapidly evolving. While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are focused on mitigating their own climate-related risks, there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. For example, our corporate headquarters in the San Francisco Bay Area and one of our core co-location facilities located in the U.S. Pacific Northwest have experienced and may continue to experience, climate-related events and at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with the wildfires. Additionally, while some employees have returned to our offices, it will remain difficult to mitigate the impact of these events on our employees continuing to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

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
Holders of Record
As of February 10, 2022, we had 100 holders of record of our Class A common stock and 163 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission (the SEC) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, (the Securities Act).
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 13, 2019 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2021 with (ii) the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor's Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on September 13, 2019 and the reinvestment of dividends. The graph uses the closing market price on September 13, 2019 of $18.00 per share as the initial value of our common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
Base Period 9/13/2019
12/31/2019
12/31/2020
12/31/2021
Cloudflare
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period 9/13/2019	12/31/2019	12/31/2020	12/31/2021
Cloudflare	$100.00	$94.78	$422.17	$730.56
S&P 500 Index	100.00	107.43	124.89	158.48
S&P 500 Information Technology Index	100.00	113.36	161.21	214.98

Unregistered Sales of Equity Securities
On October 5, 2021, Cloudflare acquired Zaraz Inc., a Delaware corporation (Zaraz), in a merger that closed on October 15, 2021 pursuant to the terms and conditions of an agreement and plan of merger. Under the terms of the merger agreement, Cloudflare agreed to pay total consideration consisting of $6.4 million of cash and 47,940 shares of Cloudflare’s Class A common stock (the Stock Merger Consideration). A substantial majority of the Stock Merger Consideration was not fully vested at the closing of the merger, but will rather vest after the closing subject to the satisfaction of customary service-based vesting conditions by the applicable recipient. The issuance of the Stock Merger Consideration was made in reliance on the exemptions or exclusions from the registration requirements of the Securities Act contained in Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

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
Our Business Model
Our business model benefits from our ability to serve the needs of all customers ranging from individual developers to the largest enterprises, in a cost-effective manner. Our products are easy to deploy and allow for rapid and efficient onboarding of new customers and expansion of our relationships with our existing customers over time. Given the large customer base we have and the immense amount of Internet traffic that we manage, we are able to negotiate mutually beneficial agreements with Internet Service Providers (ISPs) that allow us to place our equipment directly in their data centers, which drives down our bandwidth and co-location expenses. This symbiotic relationship that we have with ISPs and the efficiency of our serverless network architecture allows us to introduce new products on our network at low marginal cost.
We generate revenue primarily from sales to our customers of subscriptions to access our network and products. We offer a variety of plans to our free and paying customers depending on their required features and functionality.
•Pay-as-you-go customers. For our pay-as-you-go customers, we offer the ability to purchase our products through our website. We make our pay-as-you-go product solutions available in several configurations. For customers securing and accelerating their Internet properties using our external-facing infrastructure products, we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Our Pro plan provides basic functionality to improve the security, performance, and reliability of applications, such as enhanced web application firewall and image and mobile optimization. Our Business plan includes additional functionality often required by larger organizations, including service level agreements of up to 100% uptime, dynamic content acceleration, and enhanced customer support. For pay-as-you-go customers who need a scalable zero trust solution to secure users and internal resources using our internal infrastructure products, we make our Cloudflare for Team products available on a per seat basis. In addition, for developers building serverless applications, we offer our Cloudflare Workers to our pay-as-you-go customers on a usage-based plan that is metered by requests and execution time. Our implementation period for pay-as-you-go customers is extremely short with most customers implementing our services within a matter of minutes. Pay-as-you-go customers can subscribe to more than one solution and purchase add-on products and network functionality we offer to meet their more advanced needs. Our pay-as-you-go customers typically pay with a credit card on a monthly basis.
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
Key elements of our business model include:

•Free customer base. Free customers are an important part of our business. These customers are typically individual developers, early stage startups, hobbyists, and other users and, like our pay-as-you-go customers, sign up for our service through our website. Our free customers create scale, serve as efficient brand marketing, and help us attract developers, customers, and potential employees. These free customers expose us to diverse traffic, threats, and problems, often allowing us to see potential security, performance, and reliability issues at the earliest stage. This knowledge allows us to improve our products and deliver more effective solutions to our paying customers. In addition, the added scale and diversity of this traffic makes us valuable to a diverse set of global ISPs, improving the breadth and economic terms of our interconnections, bandwidth costs, and co-location expenses. Finally, the enthusiastic engagement of our free customer base represents a "virtual quality assurance" function that allows us to maintain a high rate of product innovation, while ensuring our products are extensively tested in real world environments before they are deployed to our paying customers.
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
◦New customer acquisition. We believe that any person or business that relies on the Internet to deliver products, services, or content or to operate its business can be a Cloudflare customer. As such, we are focused on driving an increased number of customers on our infrastructure platform to support our long-term growth. Through our pay-as-you-go offering, a customer can subscribe to one of our many plans and begin using our network within minutes, with minimal technical skill and no professional services. This has allowed us to acquire a large portion of paying customers very rapidly and at significantly lower customer acquisition costs. Additionally, we continue to invest to build our direct sales force and improve the sophistication of our sales operations.
◦Expansion of our existing customers. We believe that our network enables a large opportunity for growth within our existing customer base given the breadth of products we offer on our infrastructure platform. Our relationships with customers often start with servicing a portion of their overall network needs and expand over time as they realize the significant value we deliver. Once a customer has adopted one product on our network, it can easily add additional products. As we add more products and functionality to our network, we see opportunities to drive upsell as customers seek to consolidate onto one infrastructure platform to meet all of their security, performance, and reliability network requirements.
◦International reach. Our global network, with a presence in more than 250 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 48%, 49% and 50% of our revenue in the years ended December 31, 2021, 2020, and 2019, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
Initial Public Offering
In September 2019, we completed an initial public offering (IPO) in which we issued and sold Class A common stock for net proceeds of $565.0 million, after deducting underwriting discounts and commissions and offering costs. Upon completion of the IPO, all of our outstanding redeemable convertible preferred stock was automatically converted into Class A common stock and Class B common stock. In addition, all of the outstanding warrants to purchase shares of our redeemable convertible preferred stock were automatically converted into outstanding warrants to purchase shares of Class B common stock, and all shares of Class B common stock held by former employees were automatically converted into Class A common stock.
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
COVID-19 Update

The rapid spread of the COVID-19 virus and variants, such as the Delta and Omicron variants, have resulted in authorities around the world periodically implementing and relaxing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and limitations on business activities. The COVID-19 pandemic and these containment measures that have been in effect from time to time in various countries and territories since early 2020 have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies. Although vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, the expansion of administering these vaccines to additional people within these countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines, remain uncertain.
We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict. For example, after the administration of vaccines began in the first half of 2021 and infection rates decreased in the summer, many countries began loosening containment measures. However, the rapid spread of variants, such as the highly transmissible Delta and Omicron variants, and recent escalation of infection rates, as well as the ongoing discovery of additional variants and mutations of the virus around the world, has led, and may continue to lead, to an increase in containment measures in certain countries and territories. As a result, the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The duration and severity of any economic downturns from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.

To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.

•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally during the spring of 2020, we activated our business continuity plan and transitioned our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. Since that time, we have reopened, to a limited extent, most of our offices so that those of our employees who have difficult or challenging remote work circumstances are able to work from one of our offices located in jurisdictions that permit returns to offices and where we believe such a return to office can occur safely. In addition, subject to the availability and receipt of vaccinations by our employees and the existence of low infection rates in the various jurisdictions where we have offices, particularly in the face of the expanding prevalence of the Omicron variant, we currently are planning for the reintroduction of our employees to some or all of our offices in 2022.

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
We are continuing our ongoing efforts to increase our workforce to support the ongoing growth in our business, which currently is occurring through a virtual hiring and onboarding process. During the pandemic, to date, we have not experienced difficulties in continuing to expand our workforce as needed to continue to grow our business as planned, but depending on the length and severity of the COVID-19 pandemic and its effect on our business, we may be unsuccessful in continuing to increase our workforce sufficiently to support the planned ongoing growth of our business. Alternatively, we may determine to slow our hiring. Any delays in expanding our workforce as needed to continue to grow our business as planned may result in key positions remaining unfilled, which could negatively impact our business, financial condition, or operating results.

•Our Network. The initial change in everyday behavior caused by the COVID-19 pandemic resulted in an increased reliance on the Internet, increased Internet traffic, and a geographic migration of Internet traffic from office-focused areas (like city centers and business parks) to more residential areas (like suburbs and outlying towns). We believe that traffic on the Internet, and on our network that we use to provide our products to our customers around the world, will remain elevated if and for so long as limitations on business activities across the globe continue to remain in place or are reinstituted or where significantly greater numbers of workers continue to work remotely than was the case prior to the pandemic. Nevertheless, there is uncertainty about the impact on Internet traffic levels and work locations as restrictions are lifted and as more workers return to working in office environments instead of remotely.

Our business is dependent on our network providing our customers with secure, performant, and reliable network services every minute of every day. The pandemic has resulted not only in greatly increased traffic and strain on our network, but also slowdowns and shortages in the supply chains for many products that have adversely impacted our ability to provision our network co-location facilities, including delays in our ability to obtain servers and other hardware and to ship and install such hardware at our network facilities and increases in the prices of this hardware. While we have been able to lessen these adverse impacts to date through our planning processes and use of alternative vendors, our ability to continue to provision our existing network facilities and expand into new network facilities may become more difficult and more expensive the longer the COVID-19 pandemic and any related supply chain constraints continue to negatively impact the vendors for our network hardware, which in turn could adversely impact our business and operations and results of operations.

•Our Customers. The COVID-19 pandemic and the measures periodically taken by governments and businesses around the world to contain the spread of COVID-19 are materially and adversely impacting some of our current and potential customers, and this impact could negatively affect our business and operations, results of operations, financial condition, and cash flows. For example, during the first quarter of 2020, we experienced an increase in the sales cycle for our products with many customers. While we believe that increase could have been a result of a number of factors, it is possible that the pandemic contributed to the increase and that an increase could happen again in the future during the ongoing course of the pandemic. We also initially experienced an increase in the proportion of our pipeline of prospective future customers that was lost, as well as an increase during the first quarter of 2020 of new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights than was the case prior to the pandemic. Depending on the future progression of the pandemic, we also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and variants negatively impact our customers and their workforces, and these risks could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. Over the course of the pandemic, we have sought to ameliorate these negative sales impacts in a number of ways, including through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment. As a result of those efforts, during the pandemic to date, we do not believe the pandemic has negatively and materially affected our business and operations, results of operations, financial condition, or cash flows. However, there is no assurance that these efforts will continue to be successful, and we potentially could experience these adverse effects in the future if the pandemic worsens, including in connection with the potential future emergence of new variants and mutations of the virus.

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

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Gross profit	$509,292	$330,004	$223,599
Gross margin	78%	77%	78%
Loss from operations	$(127,684)	$(106,768)	$(107,946)
Non-GAAP loss from operations	$(7,024)	$(33,892)	$(71,194)
Operating margin	(19)%	(25)%	(38)%
Non-GAAP operating margin	(1)%	(8)%	(25)%
Net cash provided by (used in) operating activities	$64,648	$(17,129)	$(38,917)
Net cash used in investing activities	$(709,322)	$(515,273)	$(417,641)
Net cash provided by financing activities	$847,486	$504,912	$570,768
Free cash flow	$(43,090)	$(92,091)	$(96,196)
Net cash provided by (used in) operating activities (as a percentage of revenue)	10%	(4)%	(14)%
Free cash flow margin	(7)%	(21)%	(34)%
Paying customers	140,096	111,183	84,154
Paying customers (> $100,000 Annualized Revenue)	1,416	828	526

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Year Ended December 31,
	2021		2020		2019

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$342,578	52%	$218,191	51%	$144,575	50%
Europe, Middle East, and Africa	172,129	26%	109,274	25%	68,418	24%
Asia Pacific	96,537	15%	76,177	18%	55,131	19%
Other	45,182	7%	27,417	6%	18,898	7%
Total	$656,426	100%	$431,059	100%	$287,022	100%

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

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Loss from operations	$(127,684)	$(106,768)	$(107,946)
Add:
Stock-based compensation expense and related employer payroll taxes	117,334	63,516	36,627
Amortization of acquired intangible assets	2,946	3,081	125
Acquisition-related and other expenses	380	6,279	—
Non-GAAP loss from operations	$(7,024)	$(33,892)	$(71,194)
Operating margin	(19)%	(25)%	(38)%
Non-GAAP operating margin (non-GAAP loss from operations as a percentage of revenue)	(1)%	(8)%	(25)%
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

	Year Ended December 31,
	2021	2020	2019

	(dollars in thousands)
Net cash provided by (used in) operating activities	$64,648	$(17,129)	$(38,917)
Less: Purchases of property and equipment	(92,986)	(56,375)	(43,289)
Less: Capitalized internal-use software	(14,752)	(18,587)	(13,990)
Free cash flow	$(43,090)	$(92,091)	$(96,196)
Net cash used in investing activities	$(709,322)	$(515,273)	$(417,641)
Net cash provided by financing activities	$847,486	$504,912	$570,768
Net cash provided by (used in) operating activities (as a percentage of revenue)	10%	(4)%	(14)%
Less: Purchases of property and equipment (as a percentage of revenue)	(14)%	(13)%	(15)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(4)%	(5)%
Free cash flow margin	(7)%	(21)%	(34)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 140,096, 111,183, and 84,154 for the three months ended December 31, 2021, 2020, and 2019, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 1,416, 828, and 526 for the three months ended December 31, 2021, 2020, and 2019, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended December 31, 2021, 2020, and 2019 were 125%, 119%, and 119%, respectively.

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
The typical subscription and support term for our contracted customers is one year and subscription and support term lengths range from one to three years. Most of our contracts with contracted customers are non-cancelable over the contractual term. Customers may have the right to terminate their contracts for cause if we fail to perform in accordance with the contractual terms. For our pay-as-you-go customers, subscription and support term contracts are typically monthly.
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of the discount and debt issuance costs on our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes).
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
Other Income (Expense), Net
Other income (expense), net consists primarily of gain on sale of property and equipment and foreign currency transaction gains and losses. The year ended December 31, 2019 also included expenses resulting from the revaluation of our redeemable convertible preferred stock warrant liability and its conversion into Class B common stock upon completion of the IPO.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have a full valuation allowance on our U.S. federal, U.S. state, and U.K. deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue	$656,426	$431,059	$287,022
Cost of revenue(1)	147,134	101,055	63,423
Gross profit	509,292	330,004	223,599
Operating expenses:
Sales and marketing(1)	328,065	217,875	159,298
Research and development(1)	189,408	127,144	90,669
General and administrative(1)	119,503	91,753	81,578
Total operating expenses	636,976	436,772	331,545
Loss from operations	(127,684)	(106,768)	(107,946)
Non-operating income (expense):
Interest income	1,970	6,588	5,787
Interest expense	(49,234)	(24,964)	(1,112)
Loss on extinguishment of debt	(72,234)	—	—
Other income (expense), net	(794)	171	(1,442)
Total non-operating income (expense), net	(120,292)	(18,205)	3,233
Loss before income taxes	(247,976)	(124,973)	(104,713)
Provision for (benefit from) income taxes	12,333	(5,603)	1,115
Net loss	$(260,309)	$(119,370)	$(105,828)
_______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$2,583	$1,225	$716
Sales and marketing	27,277	16,019	8,709
Research and development	44,196	26,090	13,037
General and administrative	16,081	13,000	14,165
Total stock-based compensation expense	$90,137	$56,334	$36,627

	Year Ended December 31,
	2021	2020	2019
Percentage of Revenue Data:
Revenue	100%	100%	100%
Cost of revenue	22	23	22
Gross margin	78	77	78
Operating expenses:
Sales and marketing	50	51	56
Research and development	29	30	32
General and administrative	18	21	28
Total operating expenses	97	102	116
Loss from operations	(19)	(25)	(38)
Non-operating income (expense):
Interest income	—	2	2
Interest expense	(8)	(6)	—
Loss on extinguishment of debt	(11)	—	—
Other income (expense), net	—	—	(1)
Total non-operating income (expense), net	(19)	(4)	1
Loss before income taxes	(38)	(29)	(37)
Provision for (benefit from) income taxes	2	(1)	—
Net loss	(40)%	(28)%	(37)%

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Revenue	$656,426	$431,059	$225,367	52%
Revenue increased by $225.4 million, or 52%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in revenue was primarily due to the addition of new paying customers, which increased by 26% during the year ended December 31, 2021, as well as expansion within our existing paying customers, which was reflected by our dollar-based net retention rates ranging from 123% to 125% during the four quarters ended December 31, 2021.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Cost of revenue	$147,134	$101,055	$46,079	46%
Gross margin	78%	77%
Cost of revenue increased by $46.1 million, or 46%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in the cost of revenue was primarily due to an increase of $17.7 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $9.6 million in employee-related costs due to a 55% increase in headcount in our customer support and technical operations organizations, an increase of $8.0 million in depreciation expense related to purchases of equipment located in co-location facilities, and an increase of $5.0 million related to the amortization of capitalized internal-use software costs. The remainder of the increase was primarily due to $4.4 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Sales and marketing	$328,065	$217,875	$110,190	51%
Sales and marketing expenses increased by $110.2 million, or 51%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by $65.7 million in increased employee-related costs due to a 28% increase in headcount in our sales and marketing organization, including an increase of $11.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $14.9 million in co-location and bandwidth expenses for free customers, an increase of $12.8 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $7.3 million related to consulting services, an increase of $4.5 million in allocated overhead costs, and an increase of $3.8 million in subscriptions.
Research and Development

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Research and development	$189,408	$127,144	$62,264	49%
Research and development expenses increased by $62.3 million, or 49%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by $52.3 million in increased employee-related costs due to a 37% increase in headcount in our research and development organization, including an increase of $17.9 million in stock-based compensation expense and an increase of $1.8 million in allocated overhead costs. The increases in employee-related costs were partially offset by a decrease of $5.7 million in compensation-related payments to former employees of S2 Systems Corporation (S2), which was recognized in the three months ended March 31, 2020. The remainder of the increase was primarily a result of decreased capitalized internal-use software development costs of $5.4 million.
General and Administrative

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
General and administrative	$119,503	$91,753	$27,750	30%

General and administrative expenses increased by $27.8 million, or 30%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by $21.2 million in increased employee-related costs due to a 49% increase in headcount in our general and administrative organization, an increase of $6.0 million in third-party accounting, consulting, and legal services, and an increase of $5.9 million in rent and office related costs, primarily driven by our new office space in Austin, Texas. These increases were partially offset by $8.0 million of decreased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Interest income	$1,970	$6,588	$(4,618)	(70)%
Interest income decreased by $4.6 million, or 70%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily driven by decreased interest rates on our investment portfolio.
Interest Expense

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Interest expense	$(49,234)	$(24,964)	$(24,270)	97%
Interest expense increased by $24.3 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily driven by the contractual interest expense and amortization of the discount and debt issuance costs on the Notes. Refer to Note 7 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the Notes.
Loss on Extinguishment of Debt

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$(72,234)	$—	$(72,234)	*
______________
* Not meaningful
Loss on extinguishment of debt increased by $72.2 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Exchange. Refer to Note 7 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the Notes.

Other Income (Expense), net

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Other income (expense), net	$(794)	$171	$(965)	*
______________
* Not meaningful
Other income, net did not significantly fluctuate during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$12,333	$(5,603)	$17,936	*
______________
* Not meaningful
We recorded an income tax expense of $12.3 million during the year ended December 31, 2021 as compared to an income tax benefit of $5.6 million for the year ended December 31, 2020. The change was primarily driven by the recording of a valuation allowance on the Company's U.K. deferred tax assets and income tax expense related to an acquisition.
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
______________
* Not meaningful
Interest expense increased by $23.9 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily driven by the amortization of the discount, contractual interest expense, and amortization of debt issuance costs on the 2025 Notes.
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
______________
* Not meaningful
We recorded an income tax benefit of $5.6 million during the year ended December 31, 2020 as compared to an income tax provision of $1.1 million for the year ended December 31, 2019. The change was primarily driven by the partial release of the U.S. valuation allowance in connection with the acquisition of S2 and excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products, and we expect to continue to finance our operations using the same sources for the foreseeable future. In September 2019, we completed our IPO in which we issued and sold 40,250,000 shares of Class A common stock at a price per share to the public of $15.00. We received proceeds of $565.0 million from sales of our shares in the IPO, net of underwriters' discounts and commissions. In May 2020, we issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs, of $562.5 million. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs of $1,274.0 million. Concurrently with the completion of the offering of the 2026 Notes, we also entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock.
As of December 31, 2021, we had cash and cash equivalents of $313.8 million, including $13.4 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,508.1 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of December 31, 2021, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $680.8 million as of December 31, 2021. We expect to continue to incur operating losses and cash flow from operations that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. For the period beyond the next 12 months, we believe we will be able to meet our working capital and capital expenditure needs from our existing cash, cash equivalents, and available-for-sale-securities, the cash flows from our operating activities and, if necessary, proceeds from potential equity or debt financings. Our assessments of the period of time through which our existing financial resources will be adequate to support our operations and our expected sources of capital for the future operation of our business after such period of time are forward-looking statements and involve risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of our global network and products, and the impact of the ongoing COVID-19 pandemic to our and our customers', vendors', and partners' businesses. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, and such acquisitions and investments could increase our need for additional capital. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions and the length and severity of the COVID-19 pandemic. We may be required to seek additional equity or debt financing from time to time in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.

As of December 31, 2021, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of December 31, 2021, we had $7.2 million recognized as total restricted cash on our consolidated balance sheets which consisted of $6.7 million in letters of credit outstanding in favor of certain landlords for office space and $0.5 million in short-term restricted cash. The letters of credit renew annually and expire on various dates through 2028.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by (used) in operating activities	$64,648	$(17,129)	$(38,917)
Net cash used in investing activities	$(709,322)	$(515,273)	$(417,641)
Net cash provided by financing activities	$847,486	$504,912	$570,768
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2021 was $64.6 million, which resulted from a net loss of $260.3 million, adjusted for non-cash charges of $321.6 million and net cash inflow of $3.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $90.1 million for stock-based compensation expense, $72.2 million for loss on extinguishment of debt, $66.6 million for depreciation and amortization expense, $46.2 million for amortization of convertible note discount and issuance costs, $29.3 million for amortization of deferred contract acquisition costs, $25.1 million for non-cash operating lease costs, $8.7 million for deferred income taxes, $8.4 million for net accretion of discounts and amortization premiums on available-for-sale securities, $3.8 million for provision for bad debt, partially offset by $29.4 million of exchange of convertible senior notes attributable to the accreted interest related to debt discount. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $64.4 million increase in deferred revenue, a $58.9 million increase in accrued expenses and other current liabilities, partially offset by a $55.4 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $35.8 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $23.1 million decrease in operating lease liabilities, and a $4.6 million decrease in other noncurrent liabilities.
Net cash used in operating activities during the year ended December 31, 2020 was $17.1 million, which resulted from a net loss of $119.4 million, adjusted for non-cash charges of $163.3 million and net cash outflow of $61.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $56.3 million for stock-based compensation expense, $49.4 million for depreciation and amortization expense, $21.6 million for amortization of convertible note discount and issuance costs, $19.8 million for non-cash operating lease costs, $17.3 million for amortization of deferred contract acquisition costs, $3.4 million for provision for bad debt, partially offset by $6.1 million of deferred income taxes. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $36.3 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $33.0 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $20.7 million decrease in operating lease liabilities, a $13.9 million increase in prepaid expenses and other assets, partially offset by a $25.2 million increase in deferred revenue, and a $17.1 million increase in accrued expenses and other current liabilities.
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
Investing Activities
Net cash used in investing activities during the year ended December 31, 2021 of $709.3 million resulted primarily from the purchases of available-for-sale securities of $1,589.3 million, capital expenditures of $93.0 million, capitalization of internal-use software development costs of $14.8 million and cash paid for acquisitions, net of cash acquired of $5.6 million. These activities were partially offset by the maturities of available-for-sale securities of $967.5 million and sales of available-for-sale securities of $25.7 million.
Net cash used in investing activities during the year ended December 31, 2020 of $515.3 million resulted primarily from the purchases of available-for-sale securities of $1,267.0 million, capital expenditures of $56.4 million, and the capitalization of internal-use software development costs of $18.6 million and cash paid for acquisitions, net of cash acquired of $13.9 million. These activities were partially offset by proceeds from maturities of available-for-sale securities of $840.2 million.
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
Financing Activities
Net cash provided by financing activities of $847.5 million during the year ended December 31, 2021 was primarily due to $1,293.8 million of gross proceeds from issuance of the 2026 Notes, $21.5 million of proceeds from the exercise of vested and unvested stock options, and $15.0 million proceeds from the issuance of Class A common stock pursuant to the employee stock purchase plan (ESPP), partially offset by $370.6 million cash consideration paid in the 2025 Notes Exchange, $86.3 million purchases of capped calls related to the 2026 Notes, $19.8 million cash paid for issuance costs on the 2026 Notes, $3.6 million payment of tax withholding on restricted stock unit (RSU) settlements, and $2.2 million payment of the S2 indemnity holdback.
Net cash provided by financing activities of $504.9 million during the year ended December 31, 2020 was primarily due to $575.0 million gross proceeds from issuance of the 2025 Notes, $10.9 million proceeds from issuance of Class A common stock pursuant to the ESPP, and $7.7 million of proceeds from the exercise of vested and unvested stock options, partially offset by $67.3 million cash paid for the purchase of the capped calls related to the 2025 Notes, $12.5 million cash paid for issuance costs on the 2025 Notes, $8.1 million payment of tax withholding on RSU settlements, and $0.4 million of payments of tax withholding on Class A common stock issued pursuant to the ESPP.
Net cash provided by financing activities of $570.8 million during the year ended December 31, 2019 was primarily due to $570.5 million in net proceeds from the IPO, after deducting underwriting discounts and commissions, and $6.0 million of proceeds from the exercise of vested and unvested stock options, partially offset by $5.3 million of payments of deferred offering costs.

Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of March 1, 2022, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
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
Interest Rate Risk
As of December 31, 2021, we had cash and cash equivalents of $313.8 million and available-for-sale securities of $1,508.1 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue, and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the years ended December 31, 2021, 2020, and 2019 a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.

Item 8. Financial Statements and Supplementary Data

The supplementary financial information required by this Item 8, is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Quarterly Results of Operations Data," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Cloudflare, Inc:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cloudflare, Inc and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recorded $656.4 million of total revenues for the year-ended December 31, 2021, a portion of which related to contracted customers. The Company’s revenue is generated from pay-as-you-go and contracted customers and is comprised of subscription fees to access its network and products, support services, and usage-based fees. The Company’s performance obligation primarily consists of subscription and support services, as they are provided over the same service period.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Specifically, challenging auditor judgment was required to evaluate the nature and extent of audit evidence obtained for revenue with contracted customers due to the nature of the revenue contracts.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue for contracted customers. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for contracted customers, including controls over the Company’s identification and evaluation of contract terms. For certain contracted customer agreements, we read a selection of contracts and evaluated the Company’s assessment of the contract terms impacting the timing of revenue recognition. For certain contracted customer transactions, we compared the amount of revenue recognized for consistency with the terms of the underlying documentation, including contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Santa Clara, California
March 1, 2022

CLOUDFLARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$313,777	$108,895
Available-for-sale securities	1,508,066	923,201
Accounts receivable, net	95,543	63,499
Contract assets	6,079	3,538
Restricted cash short-term	2,958	2,591
Prepaid expenses and other current assets	29,433	28,230
Total current assets	1,955,856	1,129,954
Property and equipment, net	183,736	123,688
Goodwill	23,530	17,167
Acquired intangible assets, net	1,254	2,800
Operating lease right-of-use assets	130,314	43,148
Deferred contract acquisition costs, noncurrent	70,320	44,176
Restricted cash	4,223	6,660
Other noncurrent assets	2,838	13,058
Total assets	$2,372,071	$1,380,651
Liabilities, Temporary Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,086	$14,485
Accrued expenses and other current liabilities	38,085	20,217
Accrued compensation	65,905	25,410
Operating lease liabilities	25,175	17,717
Liability for early exercise of unvested stock options	4,651	8,603
Deferred revenue	116,546	54,945
Current portion of convertible senior notes, net	12,117	—
Total current liabilities	288,565	141,377
Convertible senior notes, net	1,146,877	383,275
Operating lease liabilities, noncurrent	109,037	27,309
Deferred revenue, noncurrent	4,680	1,891
Other noncurrent liabilities	7,114	9,859
Total liabilities	1,556,273	563,711

Commitments and contingencies (Note 8)
Temporary equity, convertible senior notes	4,439	—

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of December 31, 2021 and 2020; 277,708 and 249,401 shares issued and outstanding as of December 31, 2021 and 2020, respectively	277	249
Class B common stock; $0.001 par value; 315,000 shares authorized as of December 31, 2021 and 2020; 45,904 and 59,239 shares issued and outstanding as of December 31, 2021 and 2020, respectively	44	55
Additional paid-in capital	1,494,512	1,236,993
Accumulated deficit	(680,829)	(420,520)
Accumulated other comprehensive income (loss)	(2,645)	163
Total stockholders’ equity	811,359	816,940
Total liabilities, temporary equity and stockholders’ equity	$2,372,071	$1,380,651

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$656,426	$431,059	$287,022
Cost of revenue	147,134	101,055	63,423
Gross profit	509,292	330,004	223,599
Operating expenses:
Sales and marketing	328,065	217,875	159,298
Research and development	189,408	127,144	90,669
General and administrative	119,503	91,753	81,578
Total operating expenses	636,976	436,772	331,545
Loss from operations	(127,684)	(106,768)	(107,946)
Non-operating income (expense):
Interest income	1,970	6,588	5,787
Interest expense	(49,234)	(24,964)	(1,112)
Loss on extinguishment of debt	(72,234)	—	—
Other income (expense), net	(794)	171	(1,442)
Total non-operating income (expense), net	(120,292)	(18,205)	3,233
Loss before income taxes	(247,976)	(124,973)	(104,713)
Provision for (benefit from) income taxes	12,333	(5,603)	1,115
Net loss	$(260,309)	$(119,370)	$(105,828)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.40)	$(0.72)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	312,321	299,774	146,306

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019

Net loss	$(260,309)	$(119,370)	$(105,828)
Other comprehensive income (loss):
Change in unrealized gain on investments, net of tax	(2,808)	102	118
Other comprehensive income (loss)	(2,808)	102	118
Comprehensive loss	$(263,117)	$(119,268)	$(105,710)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable convertible preferred stock			Class A common stock			Class B common stock			Additional paid-in capital	Accumulated deficit		Accumulated other comprehensive income (loss)		Total stockholders’ equity (deficit)
	Shares	Amount		Shares		Amount	Shares	Amount
Balance as of December 31, 2018	165,658	$331,521		—		$—	91,542	$85		$82,345	$(195,878)		$(57)		$(113,505)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—		40,250		40	—	—	—	565,001	—		—	—	565,041
Conversion of redeemable convertible preferred stock to common stock up initial public offering	(165,658)	(331,521)		31,381		31	134,277	135		331,355	—		—		331,521
Conversion of redeemable convertible preferred stock warrants into common stock warrants and issuance of common stock upon exercise of stock warrants	—	—		—		—	174	—		3,135	—		—		3,135
Issuance of common stock in connection with acquisition	—	—		—		—	7	—		18	—		—		18
Issuance of common stock upon exercise of stock options	—	—		27		1	1,736	2		3,055	—		—		3,058
Repurchases of unvested common stock	—	—		—		—	(123)	—		—	—		—		—
Issuance of common stock related to early exercised stock options	—	—		—		—	902	—		—	—		—		—
Vesting of shares issued upon early exercise of stock options	—	—		—		—	—	—		3,668	—		—		3,668
Conversion of Class B to Class A common stock	—	—		15,414		15	(15,414)	(15)		—	—		—		—
Stock-based compensation	—	—		—		—	—	—		38,602	—		—		38,602
Net loss	—	—		—		—	—	—		—	(105,828)		—		(105,828)
Other comprehensive income	—	—		—		—	—	—		—	—		118		118
Balance as of December 31, 2019	—	—		87,072		87	213,101	207		1,027,179	(301,706)		61		725,828
Cumulative effect adjustment from issuance of ASC 842	—	—		—		—	—	—		—	556		—		556
Issuance of common stock in connection with acquisition	—	—	ccccccv	107		—	—	—		1,821	—		—		1,821
Issuance of unvested restricted Stock in connection with acquisition	—	—		841		—	—	—		—	—		—		—
Issuance of common stock upon exercise of stock options	—	—		—		—	4,351	4		7,453	—		—		7,457
Repurchases of unvested common stock	—	—		(64)		—	—	—		—	—		—		—
Issuance of common stock related to early exercised stock options	—	—				—	100	—		—	—		—		—
Vesting of shares issued upon early exercise of stock options	—	—		—		—	—	2		4,742	—		—		4,744
Issuance of common stock related to settlement of RSUs	—	—		487		—	2,446	3		(3)	—		—		—
Tax withholding on RSU settlement	—	—		(10)			(418)			(8,101)	—		—		(8,101)
Conversion of Class B to Class A common stock	—	—		160,341		161	(160,341)	(161)		—	—		—		—
Equity component of convertible senior notes, net of issuance costs	—	—		—		—	—	—		200,812	—		—		200,812
Purchases of capped calls related to convertible senior notes	—	—		—		—	—	—		(67,333)	—		—		(67,333)
Common stock issued under employee stock purchase plan	—	—		640		1	—	—		10,923	—		—		10,924
Tax withholding on common stock issued under employee stock purchase plan	—	—		(13)		—	—	—		(376)	—		—		(376)
Stock-based compensation	—	—		—		—	—	—	—	59,876	—		—		59,876
Net loss	—	—		—		—	—	$—		—	(119,370)		—		(119,370)
Other comprehensive income	—	—		—	—	—	—	—		—	—	—	102		102
Balance as of December 31, 2020	—	—		249,401		249	59,239	55		1,236,993	(420,520)		163		816,940
Issuance of common stock in connection with acquisition	—	—		9		—	—	—		1,565	—		—		1,565
Issuance of unvested restricted Stock in connection with acquisition	—	—		39		—	—	—		—	—		—		—
Issuance of common stock upon exercise of stock options	—	—		686		1	3,727	4		21,381	—		—		21,386
Repurchases of unvested common stock	—	—		(75)		—	—			—	—		—		—
Issuance of common stock related to early exercised stock options	—	—		—		—	42	—		—	—		—		—
The accompanying notes are an integral part of these consolidated financial statements.

Vesting of shares issued upon early exercise of stock options	—	—	—	—	—	2	3,877	—	—	3,879
Issuance of common stock related to settlement of RSUs	—	—	1,457	1	1,297	1	(3)	—	—	(1)
Tax withholding on RSU settlement	—	—	—	—	(29)	—	(3,634)	—	—	(3,634)
Conversion of Class B to Class A shares	—	—	18,372	18	(18,372)	(18)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	262,077	—	—	262,077
Purchases of capped calls related to convertible senior notes	—	—	—	—	—	—	(86,293)	—	—	(86,293)
Issuance of common stock in connection with partial repurchase of convertible senior notes	—	—	7,559	8	—	—	920,241	—	—	920,249
Equity component of extinguishment of convertible senior notes	—	—	—	—	—	—	(965,684)	—	—	(965,684)
Temporary equity reclassification	—	—	—	—	—	—	(4,439)	—	—	(4,439)
Common stock issued under employee stock purchase plan	—	—	260	—	—	—	14,984	—	—	14,984
Stock-based compensation	—	—	—	—	—	—	93,447	—	—	93,447
Net loss	—	—	—	—	—	—	—	(260,309)	—	(260,309)
Other comprehensive income	—	—	—	—	—	—	—	—	(2,808)	(2,808)
Balance as of December 31, 2021	—	$—	277,708	$277	45,904	$44	$1,494,512	$(680,829)	$(2,645)	$811,359
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net loss	$(260,309)	$(119,370)	$(105,828)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	66,607	49,387	29,479
Non-cash operating lease costs	25,091	19,765	—
Amortization of deferred contract acquisition costs	29,267	17,324	10,821
Stock-based compensation expense	90,137	56,334	36,627
Amortization of debt discount and issuance costs	46,174	21,629	—
Net accretion of discounts and amortization of premiums on available-for-sale securities	8,357	1,642	(1,801)
Deferred income taxes	8,738	(6,145)	370
Provision for bad debt	3,804	3,368	2,488
Loss on extinguishment of debt	72,234	—	—
Exchange of convertible senior notes attributable to the accreted interest related to debt discount	(29,353)	—	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	1,517
Other	511	1	304
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(35,848)	(33,000)	(11,200)
Contract assets	(2,541)	(1,475)	(511)
Deferred contract acquisition costs	(55,411)	(36,315)	(20,065)
Prepaid expenses and other current assets	(2,395)	(11,634)	(7,621)
Other noncurrent assets	1,534	(2,268)	(1,575)
Accounts payable	2,462	1,690	(1,328)
Accrued expenses and other current liabilities	58,897	17,075	12,334
Operating lease liabilities	(23,071)	(20,718)	—
Deferred revenue	64,390	25,189	14,610
Other noncurrent liabilities	(4,627)	392	2,462
Net cash provided by (used in) operating activities	64,648	(17,129)	(38,917)
Cash Flows From Investing Activities
Purchases of property and equipment	(92,986)	(56,375)	(43,289)
Capitalized internal-use software	(14,752)	(18,587)	(13,990)
Cash paid for acquisitions, net of cash acquired	(5,605)	(13,941)	—
Purchases of available-for-sale securities	(1,589,265)	(1,267,015)	(537,382)
Sales of available-for-sale securities	25,714	—	1,978
Maturities of available-for-sale securities	967,519	840,248	174,998
Other investing activities	53	397	44
Net cash used in investing activities	(709,322)	(515,273)	(417,641)
Cash Flows From Financing Activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	570,544
Gross proceeds from issuance of convertible senior notes	1,293,750	575,000	—
Purchases of capped calls related to convertible senior notes	(86,293)	(67,333)	—
Cash consideration paid in exchange of convertible senior debt	(370,647)	—	—
Cash paid for issuance costs on convertible senior notes	(19,797)	(12,542)	—
Proceeds from the exercise of stock options	21,385	7,457	3,058
Proceeds from the early exercise of stock options	115	241	2,909
Repurchases of unvested common stock	(189)	(157)	(283)
Payments on note payable	—	(200)	(255)
Proceeds from the issuance of common stock for employee stock purchase plan	14,984	10,923	—
Proceeds from build-to-suit lease financing obligation drawdown	—	—	63
Payments of deferred offering costs	—	—	(5,268)
Payment of tax withholding obligation on RSU settlement	(3,634)	(8,101)	—
Payment of tax withholding obligation on common stock issued under employee stock purchase plan	—	(376)	—
Payment of indemnity holdback	(2,188)	—	—
Net cash provided by financing activities	847,486	504,912	570,768
The accompanying notes are an integral part of these consolidated financial statements.

Net increase in cash, cash equivalents, and restricted cash	202,812	(27,490)	114,210
Cash, cash equivalents, and restricted cash, beginning of period	118,146	145,636	31,426
Cash, cash equivalents, and restricted cash, end of period	$320,958	$118,146	$145,636
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,634	$2,192	$786
Cash paid for income taxes, net of refunds	$1,546	$702	$1,042
Cash paid for operating lease liabilities	$22,765	$20,895	$—
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$3,212	$3,423	$1,975
Accounts payable and accrued expenses related to property and equipment additions	$13,544	$3,052	$3,571
Vesting of early exercised stock options	$3,878	$4,744	$3,668
Deferred offering costs, accrued but not paid	$—	$—	$236
Indemnity holdback consideration associated with business combinations	$—	$2,187	$—
Issuance of common stock related to an acquisition	$1,565	$1,821	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$109,821	$9,893	$—
Derecognition of build-to-suit lease	$—	$9,886	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$331,521
Conversion of redeemable convertible preferred stock warrant liability reclassified to additional paid-in capital	$—	$—	$3,135
Issuance of common stock for exchange of convertible senior notes	$920,249	$—	$—
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes to the consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of March 1, 2022, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, available-for-sale securities, and accounts receivable. Although the Company maintains cash deposits, cash equivalent balances, and available-for-sale securities with multiple financial institutions, the deposits, at times, may exceed federally insured limits. Cash and cash equivalents may be withdrawn or redeemed on demand. The Company believes that the financial institutions that hold its cash and cash equivalents and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company also maintains investments in U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances. Cash equivalents consist of money market funds, commercial paper, and corporate bonds which are invested through financial institutions in the United States.
The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company grants credit to its customers in the normal course of business. For the years ended December 31, 2021, 2020, and 2019, no customer accounted for more than 10% of the Company’s revenue. No customer represented 10% or more of accounts receivable, net as of December 31, 2021 and 2020.
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
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as the Company satisfies a performance obligation
The Company generates sales directly through its sales team and through its channel partners. Revenue from sales to channel partners are recorded once all revenue recognition criteria above are met. Channel partners generally receive an order from an end-customer prior to placing an order with the Company. Payment from channel partners is not contingent on the partner’s collection from end-customers. The Company’s performance obligation primarily consists of subscription and support services that are provided over the same service period.
Variable Consideration
If the Company’s services do not meet certain service level commitments, its customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Revenue from sales is recorded at the net sales price, which is the transaction price, and includes estimates of these forms of variable consideration to the extent that a significant reversal of cumulative revenue is probable to not occur in a future period. The Company has historically not experienced any incidents that had a material impact on its consolidated financial statements. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements are not material during the periods presented. Usage-based consideration is primarily related to fees charged for the Company’s customer’s use of excess bandwidth when accessing the Company’s network and products in a given period and is recognized as revenue in the period in which the usage occurs.

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
The subscription and support term contracts for the Company’s contracted customers, typically range from one to three years. Most of the Company’s contracts with contracted customers are non-cancelable over the contractual term. Customers may have the right to terminate their contracts for cause, if the Company fails to perform in accordance with the contractual terms. For the Company’s pay-as-you-go customers, which consist of customers that sign up for the Company's Pro or Business subscription plans through the Company's website (and which the Company previously referred to as self-serve customers), subscription and support terms of service are typically monthly.
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
Cost of Revenue
Cost of revenue consists primarily of expenses that are directly related to providing the Company's service to its paying customers. These expenses include expenses related to operating in co-location facilities, network and bandwidth costs, depreciation of the Company's equipment located in co-location facilities, certificate authority services costs for paying customers, related overhead costs, the amortization of the Company's capitalized internal-

use software, and the amortization of acquired developed technologies. Cost of revenue also includes employee-related costs, including salaries, bonuses, benefits, and stock-based compensation for employees whose primary responsibilities relate to supporting the Company's paying customers and delivering paid customer support. Other costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead costs.
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
Advertising Expense
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expense for the years ended December 31, 2021, 2020, and 2019 was $36.2 million, $25.0 million, and $18.8 million, respectively.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying the enacted statutory tax rates applicable to future years to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The measurement of deferred tax assets is reduced, when necessary, by a valuation allowance to amounts that are more likely than not to be realized.
The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

Foreign Currency Remeasurement
The Company's functional currency of its foreign subsidiaries is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than the U.S. dollar of the Company's foreign subsidiaries are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations. The Company recognized remeasurement losses of $0.4 million, $0.9 million and $0.2 million for the years ended December 31, 2021 and 2020, and 2019, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity from the date of purchase of 90 days or less.
Restricted Cash
The Company's restricted cash is primarily related to securing letters of credit in connection with our operating leases. Restrictions typically lapse at the end of the lease term, and the Company classifies restricted cash as current or non-current based on the remaining term of the restriction.
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
Other-than-temporary impairment
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is temporary include the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No such impairment charges were recorded during the years ended December 31, 2021, 2020, and 2019.
Fair Value Measurements
The Company's available-for-sale securities are recorded at fair value. The Company’s cash and cash equivalents and restricted cash are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short-term nature.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2021 and 2020, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The Company did not recognize any goodwill impairment charges for any of the periods presented.
Intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company estimates the useful life by estimating the expected period of economic benefit. The estimated useful life of the Company’s acquired developed technology intangible assets is two years.
Indefinite lived intangibles are assessed annually for impairment, which includes an assessment of whether there were any triggering events that required an impairment assessment of the Company’s definite lived intangible assets, and whether it was more likely than not that the Company’s indefinite lived intangible asset was impaired. The Company performed an evaluation for impairment and determined there were no impairments for the years ended December 31, 2021, 2020, and 2019.
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
Operating Leases
The Company enters into lease arrangements for real estate assets related to office space and for co-location assets related to space and equipment located in co-location facilities. The Company determines if an arrangement is, or contains, a lease at its inception by assessing whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset in exchange for consideration for a period of time. All of the Company's leases are classified as operating leases. At lease commencement, the Company recognizes right-of-use assets, operating lease liabilities, and operating lease liabilities, noncurrent in the Company’s consolidated balance sheets, with the exception of short-term leases with an original term of 12 months or less. Right-of-use assets represent the Company's right to use an underlying asset for the lease term including any renewal options that it is reasonably certain to exercise. The Company generally uses the base, non-cancelable lease term when initially recognizing the right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. A lease may be modified subsequent to its initial measurement for changes in reasonably certain holding period related to significant events. Such events include, but are not limited to, significant leasehold improvements, and points in time when the Company elects to exercise an option that it was not previously reasonably certain to exercise. Operating lease liabilities represent the present value of the Company's obligation to make payments arising from the lease. Right-of-use assets are initially measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives received, incurred or payable under the lease. Right-of-use assets are periodically reviewed for impairment. Lease liabilities are initially measured at the present value of total minimum lease payments not yet paid. As the implicit rate of the Company's leases is not determinable, the Company uses an incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments. Minimum lease payments consist of the fixed payments under the arrangement and variable payments that depend on an underlying index or rate, less any lease incentives such as tenant improvement allowances not yet received at commencement date. Variable lease costs that do not depend on an index or a rate are expensed as incurred and not included within the calculation of right-of-use assets and lease liabilities. The Company's operating lease arrangements contain both lease and non-lease components. At inception of an arrangement for co-location assets related to space and equipment located in co-location facilities, the Company allocates the consideration to the lease and non-lease components and recognizes a right-of-use asset and corresponding lease liability for only the lease components. Lease expense for operating leases is recognized on a straight-line basis over the term of the lease.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. The Company considers its previously outstanding redeemable convertible preferred stock to be participating securities. The Company also considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of the redeemable convertible preferred stock, as well as the holders of early exercised shares subject to repurchase, do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2021, 2020, and 2019 were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses. Prior to the completion of the IPO, there were no shares of Class A common stock issued and outstanding.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (ASC 815-40). The FASB issued this ASU to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. This ASU removes the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. Consequently, convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no bifurcation and recognition as derivatives is required. This will also result in the interest expense recognized for convertible debt instruments to be closer to the coupon interest rate. The ASU also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company will adopt ASU 2020-06 effective January 1, 2022 using the modified retrospective method and therefore financial information for periods before January 1, 2022 will not be impacted. The ASU does not have a material impact to the accounting for the Company’s contracts on its own equity. The Company expects adoption of the ASU to result in an increase in the carrying value of the Notes by approximately $288.9 million, of which $4.4 million is classified as a current portion of convertible senior notes, net, to reflect the full principal amount of the Notes outstanding, net of unamortized debt discount and issuance costs, a decrease in additional paid-in capital of approximately $318.8 million and temporary equity, convertible senior notes of approximately $4.4 million to remove the equity component separately recorded for the conversion option associated with the Notes and its allocated issuance costs, and a cumulative-effect adjustment of approximately $34.3 million to the beginning balance of accumulated deficit as of January 1, 2022.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, accrued compensation is now presented as a separate line item on the consolidated balance sheets and was previously included within Accrued expense and other current liabilities.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the years ended December 31, 2021, 2020, and 2019.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Year Ended December 31,
	2021		2020		2019

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$342,578	52%	$218,191	51%	$144,575	50%
Europe, Middle East, and Africa	172,129	26%	109,274	25%	68,418	24%
Asia Pacific	96,537	15%	76,177	18%	55,131	19%
Other	45,182	7%	27,417	6%	18,898	7%
Total	$656,426	100%	$431,059	100%	$287,022	100%

The following table summarizes the revenue from contracts by type of customer:

	Year Ended December 31,
	2021		2020		2019

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$73,802	11%	$45,300	11%	$26,496	9%
Direct customers	582,624	89%	385,759	89%	260,526	91%
Total	$656,426	100%	$431,059	100%	$287,022	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2021, 2020, and 2019 the Company recognized revenue of $55.3 million, $31.3 million, and $16.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Beginning balance	$44,176	$25,184	$15,940
Capitalization of contract acquisition costs	55,411	36,316	20,065
Amortization of deferred contract acquisition costs	(29,267)	(17,324)	(10,821)
Ending balance	$70,320	$44,176	$25,184

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $623.9 million. As of December 31, 2021, the Company expected to recognize 77% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.

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
The Company's cash equivalents and restricted cash are comprised of highly liquid money market funds. The Company classifies money market funds within Level I of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its investments, which are comprised of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds, within Level II of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. There were no transfers between levels during the periods presented.
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of December 31, 2021 and 2020.

(in thousands)					Reported as:
December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$64,542	$—	$—	$64,542	$64,021	$—	$521
Level I:
Money market funds	253,075	—	—	253,075	246,415	—	6,660
Level II:
Corporate bonds	202,774	16	(289)	202,501	3,341	199,160	—
U.S. treasury securities	960,278	2	(2,298)	957,982	—	957,982	—
U.S. government agency securities	—	—	—	—	—	—	—
Commercial paper	350,924	—	—	350,924	—	350,924	—
Subtotal	1,513,976	18	(2,587)	1,511,407	3,341	1,508,066	—
Total assets measured at fair value on a recurring basis	$1,831,593	$18	$(2,587)	$1,829,024	$313,777	$1,508,066	$7,181

(in thousands)					Reported as:
December 31, 2020	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$22,114	$—	$—	$22,114	$19,523	$—	$2,591
Level I:
Money market funds	71,038	—	—	71,038	64,378	—	6,660
Level II:
Corporate bonds	169,324	43	(26)	169,341	—	169,341	—
U.S. treasury securities	576,652	223	(4)	576,871	—	576,871	—
U.S. government agency securities	15,617	4	(1)	15,620	—	15,620	—
Commercial paper	186,363	—	—	186,363	24,994	161,369	—
Subtotal	947,956	270	(31)	948,195	24,994	923,201	—
Total assets measured at fair value on a recurring basis	$1,041,108	$270	$(31)	$1,041,347	$108,895	$923,201	$9,251
As of December 31, 2021 and 2020, the Company had $6.7 million in total restricted cash related to irrevocable standby letters of credit established according to the requirements under lease agreements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2021 and 2020. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $966.3 million and $866.5 million as of December 31, 2021 and 2020, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $544.4 million and $56.5 million as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, net unrealized loss on investments were $2.7 million net of tax and were included in accumulated other comprehensive income (loss) on the consolidated balance sheets. As of December 31, 2020, net unrealized gains on investments were $0.2 million net of tax and were included in accumulated other comprehensive income (loss) on the consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of December 31, 2021, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes issued in August 2021 at face value less the unamortized discount and issuance costs on its consolidated balance sheets and presents that fair value for disclosure purposes only. As of December 31, 2021, the fair value of the 2026 Notes was $1,397.3 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
The Company carries the 2025 Notes issued in May 2020 at face value less the unamortized discount and issuance costs on its consolidated balance sheets and presents that fair value for disclosure purposes only. As of December 31, 2021, the fair value of the 2025 Notes was $613.8 million. The fair value of the 2025 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2025 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. Prior to the IPO, the Company's only Level III financial instruments were its redeemable convertible preferred stock warrants. Upon the completion of the IPO, the warrant to purchase shares of redeemable convertible preferred stock was converted into a warrant to purchase shares of Class B common stock. As a result, the warrant liability was remeasured and reclassified to additional paid-in capital within stockholders' equity (deficit). There were no financial instruments classified as Level III of the fair value hierarchy as of December 31, 2021 and December 31, 2020.

Note 5. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of a sales allowance and an allowance for doubtful accounts.
Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Beginning balance	$1,703	$533	$160
Provision for bad debt	3,735	3,368	2,488
Write-off of uncollectible accounts receivable	(2,794)	(2,198)	(2,115)
Ending balance	$2,644	$1,703	$533

Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Property and equipment:
Servers—network infrastructure	$151,462	$108,988
Construction in progress	41,424	11,242
Capitalized internal-use software	63,331	49,618
Office and computer equipment	24,451	17,867
Office furniture	5,927	5,657
Software	4,032	1,808
Leasehold improvements	12,892	10,686
Asset retirement obligation	430	430
Gross property and equipment	303,949	206,296
Less accumulated depreciation and amortization	(120,213)	(82,608)
Total property and equipment, net	$183,736	$123,688
Depreciation and amortization expense on property and equipment for the years ended December 31, 2021, 2020, and 2019 was $62.3 million, $45.9 million, and $29.4 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $17.9 million, $12.6 million and $6.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Goodwill
As of December 31, 2021 and 2020, the Company's goodwill was $23.5 million and $17.2 million, respectively. During the years ended December 31, 2021 and 2020, the Company recorded $6.4 million and $13.1 million of goodwill in connection with the acquisitions of Zaraz, Inc. (Zaraz) and S2 Systems Corporation (S2), respectively. For further details on these acquisitions, refer to Note 13 to these consolidated financial statements. No goodwill impairments were recorded during the years ended December 31, 2021 and 2020.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$7,000	$5,746	$1,254
Total acquired intangible assets, net	$7,000	$5,746	$1,254

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$5,600	$2,800	$2,800
Total acquired intangible assets, net	$5,600	$2,800	$2,800
During the fiscal years ended December 31, 2021 and 2020, the Company recorded $1.4 million and $5.6 million of developed technology in connection with the acquisitions of Zaraz and S2, respectively. For further details on these acquisitions, refer to Note 13 of these consolidated financial statements.
Amortization of acquired intangible assets for the years ended December 31, 2021, 2020, and 2019 was $2.9 million, $3.1 million, and $0.1 million, respectively.
As of December 31, 2021, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Years ending December 31,
2022	$700
2023	$554
Total	$1,254

Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 9.6 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 7.0 years. All of the Company's leases are classified as operating leases.
On July 6, 2021, the Company entered a triple net lease (the Austin Lease) for 128,195 square feet of office space in Austin, Texas. The Austin Lease has an accounting lease term of 121 months plus two options to renew for five years each at 100% market rate. At lease commencement, it was not reasonably certain that these renewal options will be exercised. The total fixed payments per the terms of the Austin Lease are approximately $46.2 million plus the Company's share of operating costs for the maturity of the lease.

During the year ended December 31, 2021, the reasonably certain holding period for three real estate leases was modified as the Company became reasonably certain that the renewal options for these agreements would be exercised. The reasonably certain holding period for these leases increased by their respective renewal term lengths, which amounted to an additional undiscounted cash payment of $53.8 million based on the terms of their existing agreements.
The Company also subleased one of its leased office spaces. The lease term of the sublease terminated during the year ended December 31, 2021. Sublease income, which is recorded as a reduction of rent expense was $1.1 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

The components of lease cost related to the Company's operating leases included in the consolidated statements of operations were as follows:

	Year Ended December 31,

	2021	2020
	(in thousands)
Operating lease cost	$25,091	$19,544
Sublease income	(1,096)	(2,829)
Total lease cost	$23,995	$16,715
Variable lease cost and short-term lease cost for the years ended December 31, 2021 and 2020 were not material.
As of December 31, 2021, the Company had $38.5 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheets. These operating leases will commence between January 2022 and July 2026 and have an average lease term of 4.3 years.
As of December 31, 2021 and 2020 the weighted-average remaining term of the Company’s operating leases was 6.1 years and 2.8 years, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.5% and 3.1%, respectively.

Maturities of the operating lease liabilities as of December 31, 2021 are as follows:

December 31, 2021
(in thousands)
2022	$28,080
2023	26,536
2024	24,685
2025	18,294
2026	16,317
Thereafter	37,428
Total lease payments	$151,340
Less: Imputed interest	$(17,128)
Total operating lease liabilities	$134,212
Maturities of the operating lease liabilities as of December 31, 2020 were as follows:

December 31, 2020
(in thousands)
2021	$18,750
2022	14,784
2023	8,357
2024	4,552
2025	557
Thereafter	92
Total lease payments	$47,092
Less: Imputed interest	$(2,066)
Total operating lease liabilities	$45,026

Note 7. Debt
2026 Convertible Senior Notes
In August 2021, the Company issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers’ exercise in full of their option to purchase an additional $168.8 million aggregate principal amounts of the 2026 Notes. The total proceeds from the issuance of the 2026 Notes, net of initial purchaser discounts and commissions and debt issuance costs, were $1,274.0 million.
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
None of the circumstances described in the paragraphs above were met during the fourth quarter of 2021.
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
The net carrying amount of the liability component of the 2026 Notes was as follows:

December 31, 2021
(in thousands)
Principal	$1,293,750
Unamortized debt discount	(248,179)
Unamortized debt issuance costs	(14,541)
Carrying amount of the liability component, net	$1,031,030
The net carrying amount of the equity component of the 2026 Notes was as follows:

December 31, 2021
(in thousands)
Proceeds allocated to the conversion option (debt discount)	$266,150
Less: allocated issuance costs	(4,073)
Carrying amount of the equity component, net	$262,077
Based on the closing price of the Company's Class A common stock of $131.50 on December 31, 2021, the if-converted value of the 2026 Notes does not exceed its principal amount. The remaining life of the 2026 Notes was approximately 56 months as of December 31, 2021.
The following table sets forth total interest expense recognized related to the 2026 Notes:

Year Ended December 31,
2021

Coupon interest expense	$—
Amortization of debt discount	17,971
Amortization of debt issuance costs	1,184
Total	$19,155

2026 Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of December 31, 2021, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2025 Notes. The total net proceeds from the issuance of the 2025 Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million. Immediately following the closings of the 2025 Notes Exchange (defined below), $175.0 million in aggregate principal amount of the 2025 Notes remained outstanding.
The 2025 Notes are senior unsecured obligations of the Company and will mature on May 15, 2025, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated May 15, 2020 (the 2025 Indenture and together with the 2026 Indenture, the Indentures). Interest on the 2025 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020, at a rate of 0.75% per year.
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

The circumstances described in paragraph (1) above were met during the fourth quarter of 2021 and as a result, the 2025 Notes are convertible at the option of the holder from January 1, 2022 until March 31, 2022.

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
During the year ended December 31, 2021, certain holders elected to convert $16.6 million aggregate principal amount of the 2025 Notes, $12.1 million of which has been settled as of March 1, 2022. The principal amount of these conversion requests were settled in cash and any incremental conversion value were settled in shares. The remaining $4.5 million principal amount will be also settled in cash and any incremental conversion value will be settled in shares by the end of the three months ended March 31, 2022. As of December 31, 2021, the Company reclassified the net carrying value of the 2025 Notes of $12.1 million from convertible senior notes, net to current portion of convertible senior notes, net. The difference of $4.4 million between the principal and net carrying amount of the liability component of the 2025 Notes was reclassified from additional paid-in capital to temporary equity, convertible senior notes.
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
The net carrying amount of the liability component of the 2025 Notes was as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Principal	$175,000	$575,000
Unamortized debt discount	(45,382)	(184,674)
Unamortized debt issuance costs	(1,654)	(7,051)
Carrying amount of the liability component, net	$127,964	$383,275

The net carrying amount of the equity component of the 2025 Notes was as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Proceeds allocated to the conversion option (debt discount)	$62,480	$205,290
Less: allocated issuance costs	(1,363)	(4,478)
Carrying amount of the equity component, net	$61,117	$200,812

Based on the closing price of the Company's Class A common stock of $131.50 on December 31, 2021, the if-converted value of the 2025 Notes exceeded its principal amount by approximately $439.9 million. The remaining life of the 2025 Notes was approximately 41 months as of December 31, 2021.

The following table sets forth total interest expense recognized related to the 2025 Notes:

	Year Ended December 31,
	2021	2020

Coupon interest expense	$3,162	$2,707
Amortization of debt discount	25,834	20,616
Amortization of debt issuance costs	1,185	1,013
Total	$30,181	$24,336
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call transactions (the 2025 Capped Calls and, together with the 2026    Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of December 31, 2021, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised in connection with the 2025 Notes Exchange. As of March 1, 2022, no 2025 Capped Calls were exercised in connection with the 2025 Notes conversion requests.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the consolidated balance sheet as of December 31, 2021 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of December 31, 2021.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the consolidated statements of operations and as sales and marketing expense in the consolidated statements of operations for free customers. Such costs totaled $77.1 million, $51.4 million, and $37.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of December 31, 2021. For the lease components of co-location agreements, refer to Note 6 to these consolidated financial statements.

	Payments Due by Period as of December 31, 2021
	Total	2022	2023	2024	2025	2026	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$47,643	$25,359	$9,424	$3,208	$2,280	$2,274	$5,098
Bandwidth and other co-location related commitments(2)	92,535	33,033	21,498	14,213	10,017	7,014	6,760
Total	$140,178	$58,392	$30,922	$17,421	$12,297	$9,288	$11,858
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2021 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2021.
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

The Company’s network and associated products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (OFAC). The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements and have enacted or could enact laws that could limit the Company’s ability to distribute its products through its network.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of December 31, 2021 and 2020, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 277,707,635 and 249,401,232 shares of Class A common stock issued and outstanding as of December 31, 2021 and 2020, respectively. The number of shares of Class B common stock issued and outstanding was 45,904,227 and 59,238,742, as of December 31, 2021 and 2020, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of December 31, 2021 and 2020, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	December 31,
	2021	2020

	(in thousands)
2025 Notes	6,078	19,972
2026 Notes	10,311	—
Stock options issued and outstanding	13,603	18,186
Remaining shares available for issuance under the 2019 Plan	30,761	24,539
Outstanding and unsettled restricted stock units (RSUs)	7,417	7,808
Shares available for issuance under the ESPP	8,056	5,230
Total shares of common stock reserved	76,226	75,735

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
In 2019, the Company's Board of Directors adopted and stockholders approved the 2019 Plan, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 for the IPO. The 2019 Plan provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, performance stock units, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. Except as otherwise indicated below, the maximum number of shares of Class A common stock that may be issued under the 2019 Plan will not exceed 66,661,953 shares of the Company's Class A common stock, which is the sum of (1) 29,335,000 new shares, plus (2) an additional number of shares of Class A common stock not to exceed 37,326,953, consisting of the total number of shares of Class A or Class B common stock subject to outstanding awards granted under the 2010 Plan that, on or after the 2019 Plan became effective, are canceled, expire, or otherwise terminate prior to exercise or settlement; are repurchased by the Company because of the failure to vest; or are forfeited, tendered to, or withheld by the Company (or not issued) to satisfy a tax withholding obligation or the payment of an exercise price, if any, as such shares become available from time to time. Stock-based awards under the 2019 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2019 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 through January 1, 2029, in an amount equal to the least of (i) 29,335,000 shares, (ii) 5% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) a lesser number of shares determined by the compensation committee of the Company's Board of Directors prior to the applicable January 1. As of December 31, 2021, 9,730,189 stock options to purchase shares of Class A common stock and 7,468,871 shares of Class A common stock underlying RSUs have been granted under the 2019 Plan, and the number of shares of Class A common stock available for issuance under the 2019 Plan was 30,760,857.
Stock Options
Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. Stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant. The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan during the periods presented:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2018	25,087	$2.18	8.4	$159,945
Options granted	394	$9.60
Options exercised	(2,665)	$2.24		$22,306
Options canceled/forfeited/expired	(1,625)	$2.35
Balances as of December 31, 2019	21,191	$2.30	7.4	$312,720
Options granted	1,710	$18.05
Options exercised	(4,451)	$1.73		$142,758
Options canceled/forfeited/expired	(264)	$2.61
Balances as of December 31, 2020	18,186	$3.92	7.0	$1,310,650
Options granted	100	$137.17
Options exercised	(4,455)	$4.83		$503,243
Options canceled/forfeited/expired	(228)	$2.67
Balances as of December 31, 2021	13,603	$12.47	6.0	$1,726,440
Vested and expected to vest as of December 31, 2021	13,601	$12.47	6.0	$1,726,244
Exercisable as of December 31, 2021	12,545	$2.55	5.8	$1,617,738

The weighted-average assumptions used to determine the fair value of stock options granted during the periods presented were as follows:

	Year ended December 31,
	2021	2020	2019
Expected term (in years)	6.0	6.0	6.2
Expected volatility	59.6%	40.3%	40.3%
Risk-free interest rate	1.3%	0.7%	2.3%
Dividend yield	—	—	—
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $90.50, $9.74, and $4.10 per share, respectively.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 6,229,524 and 10,765,894 options that were unvested as of December 31, 2021 and 2020, respectively.
The total grant date fair value for vested options in the years ended December 31, 2021, 2020, and 2019 was $14.0 million, $7.3 million, and $5.2 million, respectively.
As of December 31, 2021 and 2020, there was $20.1 million and $20.6 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.3 and 2.6 years, respectively.
In December 2021, the Company's Compensation Committee of the Board of Directors (the “Compensation Committee”) granted to the Company’s Chief Executive Officer and President and Chief Operating Officer (each, a “Co-Founder”), a 10-year performance-based stock option that vests and becomes exercisable only if the Company achieves certain stock price milestones and the Co-Founder continues to remain in a primary leadership position with the Company (the “Performance Awards”). The Performance Awards will be submitted for approval of the Company’s stockholders other than the Co-Founders, other executive officers of the Company, and certain of their respective affiliates (the “Disinterested Stockholders”) at the Company's 2022 annual meeting of its stockholders or a special meeting of the Company’s stockholders in 2022. If a majority of the voting power held by the Disinterested Stockholders do not approve the Performance Awards by December 22, 2022, the Performance Awards will be immediately and automatically forfeited. Each Performance Award was granted under the 2019 Plan and consists of a 10-year option to purchase an aggregate of 3,960,000 shares of the Company’s Class A common stock. The exercise price per share subject to the Performance Awards is $136.81, which was the closing sales price of the Company’s Class A common stock on December 22, 2021, the date of grant by the Compensation Committee. As of December 31, 2021, the Performance Awards have not been approved by the Disinterested Stockholders, and accordingly, are not considered granted in accordance with ASC 718.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of December 31, 2021 and 2020, the Company had $4.7 million and $8.6 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 2,128,660 and 3,871,772, respectively.
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
In connection with the acquisition of Zaraz, the Company issued approximately 39,000 shares of restricted stock to some former Zaraz employees who have joined the Company. These shares of restricted stock are subject to vesting on a ratable basis over the three years from the acquisition date, in each case subject to remaining continuously employed. The total stock-based compensation expense for such shares of unvested restricted stock for the year ended December 31, 2021 was not material. As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock was $6.0 million. For further details on the Zaraz acquisition, refer to Note 13 to these consolidated financial statements.
In connection with the acquisition of S2, the Company issued 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the years ended December 31, 2021 and 2020, was zero and $1.8 million, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the years ended December 31, 2021 and 2020 was $5.6 million. As of December 31, 2021 and 2020, the total unrecognized stock-based compensation expense related to unvested restricted stock was $3.2 million and $8.8 million, respectively. For further details on the S2 acquisition, refer to Note 13 to these consolidated financial statements.
RSU activity under the 2019 Plan and the 2010 Plan for the year ended December 31, 2021 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2019	6,508	$11.08
Granted - RSUs	4,153	$33.13
Granted - Restricted stock	949	$17.06
Vested - RSUs	(2,286)	$11.80
Vested - Restricted stock	(107)	$17.06
Forfeited	(588)	$13.18
Unvested as of December 31, 2020	8,629	$21.38
Vested and not yet released	21	$36.56
Outstanding as of December 31, 2020	8,650	$21.41
Granted - RSUs	2,203	$108.87
Granted - Restricted stock	48	$167.69
Vested - RSUs	(2,734)	$21.17
Vested - Restricted stock	(9)	$—
Forfeited	(681)	$29.78
Unvested as of December 31, 2021	7,456	$47.36
Vested and not yet released	—	$—
Outstanding as of December 31, 2021	7,456	$47.36
The total grant date fair value for vested RSUs were $57.9 million, $27.0 million, and $6.0 for the years ended December 31, 2021, 2020 and 2019, respectively. The total stock-based compensation expense for RSUs were $71.7 million, $39.6 million, and $24.9 for the years ended December 31, 2021, 2020 and 2019, respectively. As of

December 31, 2021 and 2020, the total unrecognized stock-based compensation expense related to RSUs was $290.3 million and $141.8 million, respectively, that is expected to be recognized over a weighted-average period of 3.3 and 3.5 years, respectively.
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
During the years ended December 31, 2021 and 2020, respectively, 260,334 and 639,773 shares of Class A common stock were purchased under the ESPP. As of December 31, 2021 and 2020, respectively, the total unrecognized stock-based compensation expense related to the ESPP was $2.6 million and $2.0 million, respectively, that is expected to be recognized over a weighted-average period of 0.4 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Year ended December 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.7
Risk-free interest rate	0.1%	0.1%	1.8%
Expected volatility	58.9%	63.1%	35.5%
Dividend yield	—	—	—
Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$2,583	$1,225	$716
Sales and marketing	27,277	16,019	8,709
Research and development	44,196	26,090	13,037
General and administrative	16,081	13,000	14,165
Total stock-based compensation expense	$90,137	$56,334	$36,627

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(219,939)	$(40,370)	$(70,955)	$(48,415)	$(18,259)	$(87,569)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	263,884	48,437	178,189	121,585	25,243	121,063
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.83)	$(0.40)	$(0.40)	$(0.72)	$(0.72)
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

	December 31,
	2021	2020	2019

	(in thousands)
2025 Notes	4,676	15,363	—
2026 Notes	6,762	—	—
Shares subject to repurchase	2,129	3,872	5,945
Unexercised stock options	13,603	18,186	21,191
Unvested restricted stock and RSUs	7,417	8,629	6,508
Vested and unreleased RSUs	—	21	—
Shares issuable pursuant to the ESPP	62	133	438
Total	34,649	46,204	34,082

Note 12. Income Taxes
The components of the Company's loss before income taxes for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Domestic	$(272,995)	$(143,320)	$(117,401)
Foreign	25,019	18,347	12,688
Total loss before income taxes	$(247,976)	$(124,973)	$(104,713)
The components of the Company's provision for (benefit from) income taxes for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Current expense:
Federal	$722	$488	$391
State	143	66	29
Foreign	2,730	769	325
Total current provision for income taxes	$3,595	$1,323	$745
Deferred expense (benefit):
Federal	—	(641)	—
State	—	(140)	—
Foreign	8,738	(6,145)	370
Total deferred provision for (benefit from) income taxes	$8,738	$(6,926)	$370
Total provision for (benefit from) income taxes	$12,333	$(5,603)	$1,115
A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Expected benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
Foreign income or losses taxed at different rates	(2.5)	7.5	0.6
Stock-based compensation	43.6	16.3	(1.2)
Change in valuation allowance	(66.4)	(39.4)	(20.5)
Withholding taxes	(0.3)	(0.4)	(0.4)
Miscellaneous permanent items	(0.4)	(0.5)	(0.6)
Total provision for (benefit from) income taxes	(5.0)%	4.5%	(1.1)%

In 2021, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. and U.K. deferred tax assets, income tax expense related to an acquisition, and income tax expense from profitable foreign jurisdictions.

In 2020, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. deferred tax assets, offset by a partial release of the U.S. valuation allowance related to the acquisition of S2, excess tax benefits from stock-based compensation deductions in the U.K., and income tax expense from profitable foreign jurisdictions.

In 2019, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. deferred tax assets and income tax expense from profitable jurisdictions.
The components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$302,593	$116,181
Tax credit carryforwards	29,564	14,780
Operating lease liabilities	32,355	10,322
Business interest carryforwards	16,847	—
Stock-based compensation	12,988	10,118
Accrued expenses and reserves	2,769	2,615
Depreciation and amortization	23	4
Other	360	102
Gross deferred tax assets	397,499	154,122
Valuation allowance	(269,519)	(75,091)
Total deferred tax assets	$127,980	$79,031
Deferred tax liabilities:
Convertible senior notes	(73,265)	(43,889)
Right-of-use assets	(32,122)	(10,626)
Deferred commissions	(16,886)	(10,183)
Capitalized internal-use software	(7,574)	(7,405)
Depreciation and amortization	(1,269)	(1,326)
Other	(2)	(2)
Total deferred tax liabilities	$(131,118)	$(73,431)
Net deferred tax assets (liabilities)	$(3,138)	$5,600
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. During the year ended December 31, 2021, the Company evaluated and weighed the available evidence, both positive and negative, with respect to the U.K. deferred tax assets and concluded that it was not more likely than not that the assets would be realized. As a result of this change in fact, the Company recorded foreign income tax expense of $7.2 million related to the change in U.K. valuation allowance. There is no valuation allowance associated with any other foreign jurisdiction as of December 31, 2021.

A full valuation allowance has been established in the United States and the United Kingdom and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. The worldwide valuation allowance as of December 31, 2021 and 2020 was $269.5 million and $75.1 million, respectively. The net change in the worldwide valuation allowance for the years ended December 31, 2021, 2020, and 2019 was an increase of $194.4 million, an increase of $11.6 million and an increase of $25.6 million, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in U.S. deferred tax assets from increased U.S. taxable loss and the recording of a full valuation allowance against U.K. deferred tax assets.
As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for federal income tax purposes of $1,121.0 million and $448.7 million, net of uncertain tax positions, respectively. The federal net operating loss carryforwards for tax years before December 31, 2017 will expire, if not utilized, beginning in the year

2029. Federal research and development tax credit carryforwards as of December 31, 2021 of $19.1 million, net of uncertain tax positions, will expire, if not utilized, beginning in the year 2029.
As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for state income tax purposes of $770.3 million and $215.8 million, net of uncertain tax positions, respectively. The state net operating loss carryforwards will expire, if not utilized, beginning in the year 2030. The Company had state research and development tax credit carryforwards as of December 31, 2021 of $11.1 million, net of uncertain tax positions. The state research and development tax credits do not expire.

In addition, as of December 31, 2021 and 2020, the Company had net operating loss carryforwards for U.K. income tax purposes of $153.2 million and $43.2 million, net of uncertain tax positions, respectively. The U.K. net operating loss carryforwards do not expire.

As of December 31, 2021 and 2020, the Company had foreign tax credit carryforwards for federal income tax purposes of $1.8 million. The federal foreign tax credit carryforwards will expire, if not utilized, beginning in the year 2025.
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
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Balance as of the beginning of the period	$5,682	$3,740	$2,549
Increases for tax positions related to the prior year	1,784	396	—
Decreases for tax positions related to the prior year	—	(303)	(120)
Additions for tax positions related to the current year	5,124	1,849	1,311
Balance as of the end of the period	$12,590	$5,682	$3,740
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2021, $0.1 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $12.5 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not recognize any income tax expense related to interest and penalties in the years ended December 31, 2021, 2020, and 2019, respectively.
The Company’s significant tax jurisdictions include the United States, Australia, Germany, Singapore, and the United Kingdom. Because of the net operating loss carryforwards, substantially all of the Company’s tax years remain open to federal and state tax examination. The Company’s foreign tax returns are open to audit under the statutes of limitations of the respective foreign countries in which the subsidiaries are located.
The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2021, the majority of the Company's foreign subsidiaries had no cumulative undistributed earnings and, as a result, there were no unrecorded deferred tax liabilities. The amount of undistributed earnings in the Company’s other foreign subsidiaries are immaterial.

Note 13. Business Combinations
Zaraz, Inc.
On October 15, 2021, the Company acquired all of the outstanding shares of Zaraz, a remote-first company that has developed a server-side rendering technology, for a total purchase consideration of $7.2 million. The total purchase consideration included (i) acquisition-date cash payments of $5.6 million, net of $0.8 million of cash acquired, and (ii) $1.6 million in shares of the Company’s Class A common stock. Concurrent with the closing of the acquisition, the Company also made a cash payment of $1.1 million to cancel and settle Zaraz’s other existing equity-related agreements, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based awards with a value totaling $6.5 million, of which $0.5 million was recorded as compensation expense during the year ended December 31, 2021. The remaining compensation amount of $6.0 million is being recognized over a future weighted-average period of 2.8 years subject to the recipients’ continued service with the Company.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2021.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	1,400
Goodwill	6,365
Total assets acquired	7,765
Accrued compensation	(228)
Accrued expenses and other current liabilities	(43)
Other noncurrent liabilities	(322)
Total purchase price	$7,172
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Zaraz's technology with the Company's technology.
This acquisition did not have a material impact on the Company’s consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.
S2 Systems
In January 2020, the Company acquired all of the outstanding shares of S2, a company based in Kirkland, Washington that has developed browser isolation technology, for a total purchase consideration of $17.7 million. The Company is incorporating S2's technology into the Company's Cloudflare Gateway product. The total purchase consideration included (i) acquisition-date cash payments of $13.7 million, net of $0.1 million of cash acquired, (ii) $1.8 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $2.2 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of S2, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Such cash holdback was paid in full during the year ended December 31, 2021. Concurrent with the closing of the acquisition, the Company made a cash payment of $6.9 million to repay S2’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $11.4 million was recognized as total compensation expense during the year ended December 31, 2020. The Company recorded an additional $5.7 million of compensation expense during the year ended December 31, 2021. The remaining compensation amount of $3.2 million is being recognized over a future weighted-average period of 1.2 years subject to the recipients’ continued service with the Company.
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
Refer to Note 3 to these consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	December 31,
	2021	2020

	(in thousands)
United States	$120,357	$79,078
Rest of the world	63,379	44,610
Total property and equipment, net	$183,736	$123,688
No single country other than the United States accounted for more than 10% of total property and equipment, net as of December 31, 2021 and 2020.

Note 15. Subsequent Events
On January 14, 2022, the Company acquired Vectrix, Inc., a company that has developed an online security platform that gives users the ability to scan and monitor SaaS applications for security issues, for approximately $17.4 million. The purchase accounting for this acquisition is in progress.

On February 14, 2022, the Company signed an agreement to acquire Area 1 Security, Inc., which has developed cloud-native email security technology, for approximately $162.0 million, with 40% to 50% of such consideration payable in the Company's Class A common stock and the remainder in cash. The Company expects to close the acquisition during the three months ended June 30, 2022.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-233296	4.1	August 15, 2019
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
4.3	Description of Capital Stock.	10-K	001-39039	4.3	March 4, 2020
4.4	Indenture, dated as of May 15, 2020, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	8-K	001-39039	4.1	May 15, 2020
4.5	Form of 0.75% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4).	8-K	001-39039	4.2	May 15, 2020
4.6	Indenture, dated as of August 13, 2021, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	10-Q	001-39039	4.2	November 5, 2021
4.7	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.6).	10-Q	001-39039	4.3	November 5, 2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1/A	333-233296	10.1	September 3, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-233296	10.2	September 3, 2019
10.3+	2019 Employee Stock Purchase Plan, as amended, and related form agreements.	10-K	001-39039	10.3	February 25, 2021
10.4+	2019 Executive Incentive Compensation Plan.	S-1/A	333-233296	10.4	September 3, 2019
10.5+	Amended and Restated Change in Control and Severance Policy.	10-Q	001-39039	10.1	August 6, 2021
10.6+	Offer Letter between the Registrant and Matthew Prince.	S-1/A	333-233296	10.6	September 3, 2019
10.7+	Offer Letter between the Registrant and Michelle Zatlyn.	S-1/A	333-233296	10.7	September 3, 2019
10.8+	Offer Letter between the Registrant and Thomas Seifert.	S-1/A	333-233296	10.8	September 3, 2019
10.9+	Offer Letter between the Registrant and Douglas Kramer.	S-1/A	333-233296	10.9	September 3, 2019
10.10	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of April 18, 2014.	S-1	333-233296	10.10	August 15, 2019
10.11	Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of November 1, 2017.	S-1	333-233296	10.11	August 15, 2019
10.12+	2010 Equity Incentive Plan and related form agreements.	S-1	333-233296	10.5	August 15, 2019
10.13	Form of Capped Call Transaction Confirmation.	8-K	001-39039	10.1	May 15, 2020
10.14	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	August 13, 2021
10.15	Form of Performance Stock Option Agreement	8-K	001-39039	10.1	December 27, 2021
21.1	List of subsidiaries of the Registrant.	S-1	333-233296	21.1	August 15, 2019
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: March 1, 2022	By:	/s/ Matthew Prince
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

Signature	Title	Date

/s/ Matthew Prince	Chief Executive Officer and Chair	March 1, 2022
Matthew Prince	(Principal Executive Officer)

/s/ Thomas Seifert	Chief Financial Officer	March 1, 2022
Thomas Seifert	(Principal Financial Officer)

/s/ Paul Underwood	Chief Accounting Officer	March 1, 2022
Paul Underwood	(Principal Accounting Officer)

/s/ Michelle Zatlyn	Director	March 1, 2022
Michelle Zatlyn

/s/ Mark Anderson	Director	March 1, 2022
Mark Anderson

/s/ Maria Eitel	Director	March 1, 2022
Maria Eitel

/s/ Carl Ledbetter	Director	March 1, 2022
Carl Ledbetter

/s/ Stanley Meresman	Director	March 1, 2022
Stanley Meresman

/s/ Scott Sandell	Director	March 1, 2022
Scott Sandell

/s/ Katrin Suder	Director	March 1, 2022
Katrin Suder