Form 10-Q
period 2022-03-31
Cloudflare, Inc.
filed 2022-05-05
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 21, 2022, 281,268,891 shares of the registrant's Class A common stock were outstanding and 44,968,094 shares of the registrant's Class B common stock were outstanding.

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
•the impact of the ongoing COVID-19 pandemic, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•The ongoing COVID-19 pandemic may materially adversely affect how we and our customers, vendors, and partners operate our businesses, and the duration and extent to which the pandemic may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$151,976	$313,777
Available-for-sale securities	1,573,264	1,508,066
Accounts receivable, net	125,350	95,543
Contract assets	6,329	6,079
Restricted cash short-term	2,487	2,958
Prepaid expenses and other current assets	35,404	29,433
Total current assets	1,894,810	1,955,856
Property and equipment, net	202,432	183,736
Goodwill	28,481	23,530
Acquired intangible assets, net	3,846	1,254
Operating lease right-of-use assets	138,871	130,314
Deferred contract acquisition costs, noncurrent	76,266	70,320
Restricted cash	5,969	4,223
Other noncurrent assets	3,274	2,838
Total assets	$2,353,949	$2,372,071
Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,925	$26,086
Accrued expenses and other current liabilities	40,888	38,085
Accrued compensation	39,978	65,905
Operating lease liabilities	27,305	25,175
Liability for early exercise of unvested stock options	3,870	4,651
Deferred revenue	131,650	116,546
Current portion of convertible senior notes, net	—	12,117
Total current liabilities	276,616	288,565
Convertible senior notes, net	1,432,705	1,146,877
Operating lease liabilities, noncurrent	114,619	109,037
Deferred revenue, noncurrent	5,577	4,680
Other noncurrent liabilities	8,955	7,114
Total liabilities	1,838,472	1,556,273

Commitments and contingencies (Note 8)
Temporary equity, convertible senior notes	—	4,439

Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of March 31, 2022 and December 31, 2021; 280,412 and 277,708 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	280	277
Class B common stock; $0.001 par value; 315,000 shares authorized as of March 31, 2022 and December 31, 2021; 45,128 and 45,904 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	43	44
Additional paid-in capital	1,215,790	1,494,512
Accumulated deficit	(687,891)	(680,829)
Accumulated other comprehensive loss	(12,745)	(2,645)
Total stockholders’ equity	515,477	811,359
Total liabilities, temporary equity and stockholders’ equity	$2,353,949	$2,372,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$212,167	$138,055
Cost of revenue	47,051	32,084
Gross profit	165,116	105,971
Operating expenses:
Sales and marketing	100,057	69,974
Research and development	67,054	39,527
General and administrative	38,029	27,724
Total operating expenses	205,140	137,225
Loss from operations	(40,024)	(31,254)
Non-operating income (expense):
Interest income	1,061	544
Interest expense	(1,557)	(10,234)
Other income (expense), net	(487)	148
Total non-operating income (expense), net	(983)	(9,542)
Loss before income taxes	(41,007)	(40,796)
Provision for (benefit from) income taxes	374	(833)
Net loss	$(41,381)	$(39,963)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	323,334	305,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(41,381)	$(39,963)
Other comprehensive loss:
Change in unrealized loss on investments, net of tax	(10,100)	(129)
Other comprehensive loss	(10,100)	(129)
Comprehensive loss	$(51,481)	$(40,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	277,708	$277	45,904	$44	$1,494,512	$(680,829)	$(2,645)	$811,359
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	(318,756)	34,319	—	(284,437)
Issuance of common stock in connection with acquisition	19	—	—	—	1,957	—	—	1,957
Issuance of restricted stock in connection with acquisition	52	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	65	—	769	1	3,005	—	—	3,006
Repurchases of unvested common stock	(2)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	23	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	841	—	—	841
Issuance of common stock related to settlement of RSUs	410	1	299	—	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(6)	—	(748)	—	—	(748)
Conversion of Class B to Class A common stock	1,861	2	(1,861)	(2)	—	—	—	—
Settlement of common stock in connection with convertible senior notes	299	—	—	—	(201)	—	—	(201)
Stock-based compensation	—	—	—	—	35,181	—	—	35,181
Net loss	—	—	—	—	—	(41,381)	—	(41,381)
Other comprehensive loss	—	—	—	—	—	—	(10,100)	(10,100)
Balance as of March 31, 2022	280,412	$280	45,128	$43	$1,215,790	$(687,891)	$(12,745)	$515,477
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of Balance as of December 31, 2020	249,401	$249	59,239	$55	$1,236,993	$(420,520)	$163	$816,940
Issuance of common stock upon exercise of stock options	321	1	926	1	7,963	—	—	7,965
Repurchases of unvested common stock	(60)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	35	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,030	—	—	1,031
Issuance of common stock related to settlement of RSUs	332	—	337	—	(1)	—	—	(1)
Tax withholding on RSU settlement	—	—	(6)	—	(530)	—	—	(530)
Conversion of Class B to Class A common stock	5,964	6	(5,964)	(6)	—	—	—	—
Stock-based compensation	—	—	—	—	18,727	—	—	18,727
Net loss	—	—	—	—	—	(39,963)	—	(39,963)
Other comprehensive loss	—	—	—	—	—	—	(129)	(129)
Balance as of March 31, 2021	255,958	$256	54,567	$51	$1,264,182	$(460,483)	$34	$804,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(41,381)	$(39,963)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	20,014	15,218
Non-cash operating lease costs	8,610	5,346
Amortization of deferred contract acquisition costs	9,662	6,060
Stock-based compensation expense	33,965	18,042
Amortization of debt discount and issuance costs	1,170	8,971
Net accretion of discounts and amortization of premiums on available-for-sale securities	2,195	1,879
Deferred income taxes	6	(1,513)
Provision for bad debt	968	1,470
Other	113	79
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(30,775)	(9,211)
Contract assets	(250)	(122)
Deferred contract acquisition costs	(15,608)	(10,866)
Prepaid expenses and other current assets	(6,775)	614
Other noncurrent assets	(85)	1,361
Accounts payable	1,862	6,181
Accrued expenses and other current liabilities	(25,427)	10,119
Operating lease liabilities	(9,455)	(5,352)
Deferred revenue	16,001	14,646
Other noncurrent liabilities	(277)	535
Net cash provided by (used in) operating activities	(35,467)	23,494
Cash Flows From Investing Activities
Purchases of property and equipment	(24,481)	(22,268)
Capitalized internal-use software	(4,453)	(3,445)
Cash paid for acquisitions, net of cash acquired	(4,380)	—
Purchases of available-for-sale securities	(264,541)	(188,377)
Maturities of available-for-sale securities	187,048	261,822
Other investing activities	2	44
Net cash provided by (used in) investing activities	(110,805)	47,776
Cash Flows From Financing Activities
Repayments of convertible senior notes	(16,571)	—
Proceeds from the exercise of stock options	3,006	7,964
Proceeds from the early exercise of stock options	62	95
Repurchases of unvested common stock	(3)	(150)
Payment of tax withholding obligation on RSU settlement	(748)	(530)
Net cash provided by (used in) financing activities	(14,254)	7,379
Net increase (decrease) in cash, cash equivalents, and restricted cash	(160,526)	78,649
Cash, cash equivalents, and restricted cash, beginning of period	320,958	118,146
Cash, cash equivalents, and restricted cash, end of period	$160,432	$196,795
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$48	$30
Cash paid for income taxes, net of refunds	$874	$656
Cash paid for operating lease liabilities	$8,291	$5,174
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$1,109	$660
Accounts payable and accrued expenses related to property and equipment additions	$16,922	$2,827
Vesting of early exercised stock options	$841	$1,031
Indemnity holdback consideration associated with business combinations	$1,275	$—
Issuance of common stock related to an acquisition	$1,957	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$15,966	$3,230

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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and of comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of March 31, 2022, its results of operations for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due to the COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The

Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of May 5, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes, except as noted below.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (ASC 815-40). The FASB issued this ASU to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. This ASU removes the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The ASU also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020.
The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method and therefore financial information for periods before January 1, 2022 were not impacted. Upon adoption of ASU 2020-06, the Company is no longer recording the conversion feature of its 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and its 0.00% Convertible Senior Notes due 2026 (the 2026 Notes and together with the 2025 Notes, the Notes) in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Adoption of ASU 2020-06 resulted in an increase in the carrying value of the Notes by approximately $288.9 million, of which $4.4 million is classified as a current portion of convertible senior notes, net, to reflect the full principal amount of the Notes outstanding, net of unamortized debt discount and issuance costs, a decrease in additional paid-in capital of approximately $318.8 million and temporary equity, convertible senior notes of approximately $4.4 million to remove the equity component separately recorded for the conversion option associated with the Notes and its allocated issuance costs, and a cumulative-effect adjustment of approximately $34.3 million to the beginning balance of accumulated deficit as of January 1, 2022.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers. Historically, such assets and liabilities are recognized by the acquirer at fair value in accordance with Topic 805.The ASU is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company early adopted this standard effective January 1, 2022, and such adoption did not have a material impact on its condensed consolidated financial statements.

Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three months ended March 31, 2022 and 2021.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended March 31,
	2022		2021

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$111,350	53%	$71,222	52%
Europe, Middle East, and Africa	55,792	26%	35,532	26%
Asia Pacific	29,925	14%	22,879	16%
Other	15,100	7%	8,422	6%
Total	$212,167	100%	$138,055	100%
The following table summarizes the revenue by type of customer:

	Three Months Ended March 31,
	2022		2021

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$24,356	11%	$15,362	11%
Direct customers	187,811	89%	122,693	89%
Total	$212,167	100%	$138,055	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $63.9 million and $33.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Beginning balance	$70,320	$44,176
Capitalization of contract acquisition costs	15,608	10,866
Amortization of deferred contract acquisition costs	(9,662)	(6,060)
Ending balance	$76,266	$48,982

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $688.4 million. As of March 31, 2022, the Company expected to recognize 76% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of March 31, 2022 and December 31, 2021.

(in thousands)					Reported as:
March 31, 2022	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$102,372	$—	$—	$102,372	$99,885	$—	$2,487
Level I:
Money market funds	36,767	—	—	36,767	30,798	—	5,969
Level II:
Corporate bonds	214,056	2	(1,661)	212,397	—	212,397	—
U.S. treasury securities	1,041,647	—	(11,009)	1,030,638	—	1,030,638	—
Commercial paper	351,522	—	—	351,522	21,293	330,229	—
Subtotal	1,607,225	2	(12,670)	1,594,557	21,293	1,573,264	—
Total assets measured at fair value on a recurring basis	$1,746,364	$2	$(12,670)	$1,733,696	$151,976	$1,573,264	$8,456

(in thousands)					Reported as:
December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$64,542	$—	$—	$64,542	$64,021	$—	$521
Level I:
Money market funds	253,075	—	—	253,075	246,415	—	6,660
Level II:
Corporate bonds	202,774	16	(289)	202,501	3,341	199,160	—
U.S. treasury securities	960,278	2	(2,298)	957,982	—	957,982	—
Commercial paper	350,924	—	—	350,924	—	350,924	—
Subtotal	1,513,976	18	(2,587)	1,511,407	3,341	1,508,066	—
Total assets measured at fair value on a recurring basis	$1,831,593	$18	$(2,587)	$1,829,024	$313,777	$1,508,066	$7,181
As of March 31, 2022, the Company had $8.5 million in total restricted cash related to $6.7 million in irrevocable standby letters of credit established according to the requirements under lease agreements and $1.3 million of indemnity holdback consideration associated with business combinations. For further details on the indemnity holdback, refer to Note 13 to these condensed consolidated financial statements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2022 and December 31, 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,311.8 million and $966.3 million as of March 31, 2022 and December 31, 2021, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $274.1 million and $544.4 million as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, net unrealized loss on investments were $12.7 million and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2021, net unrealized gains on investments were $2.7 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of March 31, 2022, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of March 31, 2022, the fair value of the 2026 Notes was $1,324.2 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
The Company carries the 2025 Notes issued in May 2020 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of March 31, 2022, the fair value of the 2025 Notes was $536.0 million. The fair value of the 2025 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2025 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of March 31, 2022 and December 31, 2021.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $3.2 million and $2.6 million, respectively. Provision for bad debt for the three months ended March 31, 2022 and 2021 was $1.0 million and $1.4 million, respectively. For the three months ended March 31, 2022 and 2021, write-off of uncollectible accounts receivable was $0.5 million and $1.0 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021

	(in thousands)
Property and equipment:
Servers—network infrastructure	$176,105	$151,462
Construction in progress	36,564	41,424
Capitalized internal-use software	68,892	63,331
Office and computer equipment	29,329	24,451
Office furniture	7,095	5,927
Software	5,052	4,032
Leasehold improvements	16,790	12,892
Asset retirement obligation	827	430
Gross property and equipment	340,654	303,949
Less accumulated depreciation and amortization	(138,222)	(120,213)
Total property and equipment, net	$202,432	$183,736
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2022 and 2021 was $18.9 million and $14.0 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $4.8 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively.
Goodwill
As of March 31, 2022 and December 31, 2021, the Company's goodwill was $28.5 million and $23.5 million, respectively. During the three months ended March 31, 2022, the Company recorded $5.0 million of goodwill in connection with the acquisition of Vectrix Security, Inc. (Vectrix). For further details on this acquisition, refer to Note 13 to these consolidated financial statements. No goodwill impairments were recorded during the three months ended March 31, 2022 and 2021.

Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$10,100	$6,254	$3,846
Total acquired intangible assets, net	$10,100	$6,254	$3,846

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$7,000	$5,746	$1,254
Total acquired intangible assets, net	$7,000	$5,746	$1,254
Amortization of acquired intangible assets for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.7 million, respectively.
As of March 31, 2022, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2022 (remaining nine months)	$1,687
2023	2,103
2024	56
Total	$3,846
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 6.8 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 9.3 years. All of the Company's leases are classified as operating leases.
The Company also subleased one of its leased office spaces. The lease term of the sublease ended during the three months ended June 30, 2021. Sublease income, which is recorded as a reduction of rent expense was zero and $0.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,

	2022	2021
	(in thousands)
Operating lease cost	$8,610	$5,497
Sublease income	—	(747)
Total lease cost	$8,610	$4,750

Variable lease cost and short-term lease cost for the three months ended March 31, 2022 and March 31, 2021 were not material.
As of March 31, 2022, the Company had $42.0 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between April 2022 and July 2026 and have an average lease term of 4.6 years.
As of March 31, 2022, the weighted-average remaining term of the Company’s operating leases was 5.9 and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.5%.

Maturities of the operating lease liabilities as of March 31, 2022 are as follows:

March 31, 2022
(in thousands)
2022 (remaining nine months)	$23,052
2023	29,615
2024	27,519
2025	20,869
2026	18,383
Thereafter	39,327
Total lease payments	$158,765
Less: Imputed interest	$(16,841)
Total operating lease liabilities	$141,924
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
None of the circumstances described in the paragraphs above were met during the first quarter of 2022.
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
Based on the closing price of the Company's Class A common stock of $119.70 on March 31, 2022, the if-converted value of the 2026 Notes does not exceed its principal amount. The remaining life of the 2026 Notes was approximately 53 months as of March 31, 2022.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of March 31, 2022, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2025 Notes. The total net proceeds from the issuance of the 2025 Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million. Immediately following the closings of the 2025 Notes Exchange

(defined below) and other conversions that have since been completed, $158.4 million in aggregate principal amount of the 2025 Notes remained outstanding as of March 31, 2022.
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
The circumstances described in paragraph (1) above were met during the first quarter of 2022 and as a result, the 2025 Notes are convertible at the option of the holder from April 1, 2022 until June 30, 2022.
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
During the three months ended December 31, 2021, certain holders elected to convert approximately $16.6 million aggregate principal amount of the 2025 Notes. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of 298,909 shares of the Company's Class A common stock for the remainder associated with the conversion premium. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's condensed consolidated balance sheets.

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
Based on the closing price of the Company's Class A common stock of $119.70 on March 31, 2022, the if-converted value of the 2025 Notes exceeded its principal amount by approximately $348.3 million. The remaining life of the 2025 Notes was approximately 38 months as of March 31, 2022.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls and, together with the 2026 Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of March 31, 2022, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised in connection with the 2025 Notes Exchange. As of March 31, 2022, no 2025 Capped Calls were exercised in connection with the 2025 Notes conversion requests.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
The net carrying amounts of the Notes were as follows:

	March 31, 2022		December 31, 2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Principal	$1,293,750	$158,429	$1,293,750	$175,000
Unamortized debt discount(1)	—	—	(248,179)	(45,382)
Unamortized debt issuance costs	(17,316)	(2,158)	(14,541)	(1,654)
Carrying amount, net	$1,276,434	$156,271	$1,031,030	$127,964
(1)The carrying value of the equity components of the 2025 Notes and 2026 Notes as of December 31, 2021 was eliminated upon the adoption of ASU 2020-06. Refer to Note 2 to these condensed consolidated financial statements.

The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2022		2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$310	$—	$1,078
Amortization of debt discount(1)	—	—	—	8,568
Amortization of debt issuance costs	990	180	—	403
Total	$990	$490	$—	$10,049
(1)As a result of the adoption of ASU 2020-06 on January 1, 2022, there is no debt discount associated with either the 2025 Notes or the 2026 Notes. Refer to Note 2 to these condensed consolidated financial statements.
Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company separated the Notes into liability and equity components. On issuance of the Notes, the carrying amounts of the equity components were recorded as debt discount and subsequently amortized to interest expense. Upon the adoption of ASU 2020-06, the Company accounts each of the Notes as a single liability measured at its amortized cost. For further details on the adoption of ASU 2020-06, refer to Note 2 to these condensed consolidated financial statements.
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2022 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of March 31, 2022.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $25.8 million and $16.4 million for the three months ended March 31, 2022 and 2021, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of March 31, 2022. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of March 31, 2022
	Total	2022 (remaining nine months)	2023	2024	2025	2026	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$59,080	$24,417	$17,042	$7,678	$2,570	$2,274	$5,099
Bandwidth and other co-location related commitments(2)	115,708	30,413	31,070	21,287	13,785	9,405	9,748
Other commitments(3)	1,275	—	1,275	—	—	—	—
Total	$176,063	$54,830	$49,387	$28,965	$16,355	$11,679	$14,847
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2022 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2022.

(3)Indemnity holdback consideration associated with the Vectrix acquisition. For further details refer to Note 13 to these condensed consolidated financial statements.
Legal Matters
From time to time the Company is a party to various legal proceedings that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against the Company in the form of letters and other communications. Management currently believes that there is no pending or threatened legal proceeding to which the Company is a party that is likely to have a material adverse effect on the Company’s condensed consolidated financial statements. However, the results of legal proceedings are inherently unpredictable and if an unfavorable ruling were to occur in any of the legal proceedings there exists the possibility of a material adverse effect on the Company’s financial position, results of operations, and cash flows. The Company accrues for legal proceedings that it considers probable and for which the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible and can be reasonably estimated. Legal costs incurred and expected to be incurred related to litigation matters are expensed as incurred.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 280,412,116 and 277,707,635 shares of Class A common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. The number of shares of Class B common stock issued and outstanding was 45,127,746 and 45,904,227, as of March 31, 2022 and December 31, 2021, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of March 31, 2022 and December 31, 2021, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	March 31, 2022	December 31, 2021

	(in thousands)
2025 Notes	5,503	6,078
2026 Notes	10,311	10,311
Stock options issued and outstanding	12,743	13,603
Remaining shares available for issuance under the 2019 Plan	45,931	30,761
Outstanding and unsettled restricted stock units	7,437	7,417
Shares available for issuance under the Employee Stock Purchase Plan	11,293	8,056
Total shares of common stock reserved	93,218	76,226

Note 10. Stock-based Compensation
Equity Incentive Plans
In 2010, the Company's Board of Directors adopted and stockholders approved the 2010 Equity Incentive Plan (2010 Plan). The 2010 Plan is a broad-based retention program and is intended to attract and retain talented employees, directors, and non-employee consultants. The 2010 Plan provides for the granting of stock options, restricted stock, restricted stock units (RSUs), and stock appreciation rights to employees, directors, and consultants. Incentive stock options may be granted only to employees. All other awards under the 2010 Plan, including non-qualified stock options, may be granted to employees, directors, and consultants. Except for qualifying assumptions and substitutions of options, the exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of such shares on the date of grant. Prior to the Company's IPO, stock-based awards forfeited, canceled, or repurchased generally were returned to the pool of shares of common stock available for issuance under the 2010 Plan. In connection with the IPO, the 2010 Plan was terminated effective immediately prior to the effectiveness of the 2019 Equity Incentive Plan (2019 Plan) and the Company ceased granting any additional awards under the 2010 Plan. All outstanding awards under the 2010 Plan at the time of the termination of the 2010 Plan remain subject to the terms of the 2010 Plan, and any shares underlying stock options that expire or terminate or are forfeited or repurchased by the Company under the 2010 Plan will be automatically transferred to the 2019 Plan.

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
Stock Options
Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. The stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant. The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the three months ended March 31, 2022:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	13,603	$12.47	6.0	$1,726,440
Options granted	—	$—
Options exercised	(857)	$3.49		$87,101
Options canceled/forfeited/expired	(3)	$2.77
Balances as of March 31, 2022	12,743	$15.13	5.75	$1,437,112
Vested and expected to vest as of March 31, 2022	12,739	$4.91	5.75	$1,436,612
Exercisable as of March 31, 2022	11,793	$2.62	5.56	$1,380,741
The Company did not grant any stock options during the three months ended March 31, 2022 and March 31, 2021.
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 5,303,657 and 6,229,524 options that were unvested as of March 31, 2022 and December 31, 2021, respectively.
The total grant date fair value for vested options in the three months ended March 31, 2022 and 2021 was $2.5 million and $5.8 million, respectively.
As of March 31, 2022 and December 31, 2021, there was $17.5 million and $20.1 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years and 2.3 years, respectively.

In December 2021, the Compensation Committee of the Board of Directors of the Company (the Compensation Committee) granted to the Company’s Chief Executive Officer and President and Chief Operating Officer (each, a Co-Founder), a 10-year performance-based stock option that vests and becomes exercisable only if the Company achieves certain stock price milestones and the Co-Founder continues to remain in a primary leadership position with the Company (the Performance Awards). The Performance Awards will be submitted for approval of the Company’s stockholders other than the Co-Founders, other executive officers of the Company, certain other employees of the Company, and certain of their respective family members and affiliates (the Disinterested Stockholders) at the Company's 2022 annual meeting of its stockholders. If a majority of the voting power held by the Disinterested Stockholders do not approve the Performance Awards by December 22, 2022, the Performance Awards will be immediately and automatically forfeited. Each Performance Award was granted under the 2019 Plan and consists of a 10-year option to purchase an aggregate of 3,960,000 shares of the Company’s Class A common stock. The exercise price per share subject to the Performance Awards is $136.81, which was the closing sales price of the Company’s Class A common stock on December 22, 2021, the date of grant by the Compensation Committee. Solely for accounting purposes, the grant date of the Performance Awards will be the date of approval by the majority of the voting power held by the Disinterested Stockholders. As of March 31, 2022, the Performance Awards have not been approved by the Disinterested Stockholders, and accordingly, are not considered granted in accordance with ASC 718 solely for accounting purposes.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of March 31, 2022 and December 31, 2021, the Company had $3.9 million and $4.7 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,783,279 and 2,128,660, respectively.
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
In connection with the acquisition of Vectrix, the Company issued approximately 71,000 shares of Class A common stock to former Vectrix employees who have joined the Company and previous holders of Vectrix equity interests. Of these issued shares, approximately 52,000 shares are restricted stock that is subject to vesting on a ratable basis over the four years from the acquisition date, in each case subject to remaining continuously employed. None of these restricted shares vested during the three months ended March 31, 2022. The total stock-based compensation expense for shares of unvested restricted stock for the three months ended March 31, 2022 was not material. As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $4.9 million. For further details on the Vectrix acquisition, refer to Note 13 to these condensed consolidated financial statements.
In connection with the acquisition of Zaraz Inc. (Zaraz), the Company issued approximately 48,000 shares of Class A common stock to former Zaraz employees who have joined the Company and previous holders of Zaraz equity interests. Of these issued shares, approximately 39,000 are shares of restricted stock that is subject to vesting on a ratable basis over the three years from the acquisition date, in each case subject to remaining continuously employed. The total stock-based compensation expense for such shares of unvested restricted stock for the three months ended March 31, 2022 was not material. As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $5.5 million. For further details on the Zaraz acquisition, refer to Note 13 to these consolidated financial statements.
In connection with the acquisition of S2 Systems Corporation (S2), the Company issued approximately 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, approximately 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the three months ended March 31, 2022 and March 31, 2021 was $11.2 million and zero, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the three months ended March 31, 2022 and 2021 was $0.8 million and $1.4 million, respectively. As of March 31, 2022 and 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock was $2.4 million and $7.4 million, respectively. For further details on the S2 acquisition, refer to Note 13 to these condensed consolidated financial statements.
RSU and restricted stock activity for the three months ended March 31, 2022 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2021	7,456	$47.36
Granted - RSUs	863	$102.25
Granted - Restricted stock	52	$100.29
Vested - RSUs	(709)	$31.63
Vested - Restricted stock	(655)	$100.29
Forfeited	(173)	$48.17
Unvested as of March 31, 2022	6,834	$55.45
Vested and not yet released	—	$—
Outstanding as of March 31, 2022	6,834	$55.45
The total grant date fair value for vested RSUs for the three months ended March 31, 2022 and 2021 was $22.4 million and $9.9 million, respectively. The total stock-based compensation expense for RSUs for the three months ended March 31, 2022 and 2021 was $35.2 million and $13.6 million, respectively. As of March 31, 2022 and December 31, 2021, the total unrecognized stock-based compensation expense related to unvested RSUs was $342.3 million and $176.2 million, respectively, that is expected to be recognized over a weighted-average period of 3.3 years and 3.5 years, respectively.
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
No shares of Class A common stock were purchased under the ESPP during the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the total unrecognized stock-based compensation expense related to the ESPP was $0.8 million and $2.6 million, respectively, that is expected to be recognized over a weighted average period of 0.1 and 0.4 years, respectively.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Three Months ended March 31,
	2022	2021
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Expected volatility	44.0%	59.7%
Dividend yield	—%	—%
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Cost of revenue	$1,078	$414
Sales and marketing	8,919	5,645
Research and development	18,829	8,364
General and administrative	5,139	3,615
Total stock-based compensation expense	$33,965	$18,038

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(35,791)	$(5,590)	$(32,889)	$(7,074)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	279,658	43,676	251,793	54,154
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)	$(0.13)	$(0.13)
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

	March 31,
	2022	2021

	(in thousands)
2025 Notes	4,233	15,363
2026 Notes	6,762	—
Shares subject to repurchase	1,783	3,390
Unexercised stock options	12,743	16,833
Unvested restricted stock and RSUs	7,437	8,447
Shares issuable pursuant to the ESPP	61	132
Total	33,019	44,165
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
The Company recorded an income tax expense of $0.4 million and an income tax benefit of $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

The income tax expense of $0.4 million for the three months ended March 31, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with an acquisition.

The benefit from income taxes of $0.8 million for the three months ended March 31, 2021 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. As of March 31, 2022, the Company maintains a full valuation allowance in the U.S. and the U.K. and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. There is no valuation allowance associated with any other foreign jurisdictions.

Note 13. Business Combinations
Vectrix
On January 14, 2022, the Company acquired all of the outstanding shares of Vectrix, a company that has developed online security technology that gives users the ability to scan and monitor SaaS applications for security issues, for a total purchase consideration of $7.6 million. The total purchase consideration included (i) acquisition-date cash payments of $4.3 million, net of $0.8 million of cash acquired, (ii) $2.0 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $1.3 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of Vectrix, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Concurrent with the closing of the acquisition, the Company made a cash payment of $2.0 million to cancel and settle Vectrix’s other existing equity-related agreements, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $8.0 million, of which $2.6 million was recognized as compensation expense on the acquisition date and $0.3 million was recorded as additional compensation expense during the three months ended March 31, 2022. The remaining compensation amount of $5.1 million is being recognized over a future weighted-average period of 3.8 years subject to the recipients’ continued service with the Company.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2022.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	$3,100
Goodwill	4,951
Total assets acquired	8,051
Accounts Payable	(20)
Other noncurrent liabilities	(419)
Total purchase price	$7,612
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Vectrix's technology with the Company's technology.
This acquisition did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.
Zaraz Inc.
On October 15, 2021, the Company acquired all of the outstanding shares of Zaraz Inc., a remote-first company that has developed a server-side rendering technology, for a total estimated purchase consideration of $7.2 million. The total purchase consideration included (i) acquisition-date cash payments of $5.6 million, net of $0.8 million of cash acquired and (ii) $1.6 million in shares of the Company’s Class A common stock. Concurrent with the closing of the acquisition, the Company made a cash payment of $1.1 million to cancel and settle Zaraz’s existing equity arrangements, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $6.5 million, of which $0.5 million was recorded as total compensation expense during the year ended December 31, 2021. The Company recorded an additional $0.5 million of compensation expense during the three months ended March 31, 2022. The remaining compensation amount of $5.5 million is being recognized over a future weighted-average period of 2.5 years subject to the recipients’ continued service with the Company.

The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	$1,400
Goodwill	6,365
Total assets acquired	7,765
Accrued compensation	(228)
Accrued expenses and other current liabilities	(43)
Other noncurrent liabilities	(322)
Total purchase price	$7,172
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $1.4 million was recognized as total compensation expense during the three months ended March 31, 2021. The Company recorded an additional $0.8 million of compensation expense during the three months ended March 31, 2022. The remaining compensation amount of $2.4 million is being recognized over a future weighted-average period of 0.8 years subject to the recipients’ continued service with the Company.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	March 31, 2022	December 31, 2021

	(in thousands)
United States	$132,428	$120,357
Rest of the world	70,004	63,379
Total property and equipment, net	$202,432	$183,736
No single country other than the United States accounted for more than 10% of total property and equipment, net as of March 31, 2022 and December 31, 2021.
Note 15. Subsequent Events
On February 14, 2022, the Company signed an agreement to acquire Area 1 Security, Inc., which has developed cloud-native email security technology, for approximately $162.0 million, with 40% of such consideration payable in the Company's Class A common stock and the remainder in cash. The Company closed the acquisition on April 1, 2022. The purchase accounting for this acquisition is in progress.
On February 14, 2022, the Company's Board of Directors and Compensation Committee granted to our executive officers (other than the Co-Founders) and certain other key employees 10-year performance-based stock options that vest and becomes exercisable only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates. These stock option awards were granted under the 2019 Plan and consist of 10-year options to purchase an aggregate of 4,915,000 shares of the Company’s Class A common stock. The exercise price per share subject to these stock options is $105.56, which was the closing sales price of the Company’s Class A common stock on February 14, 2022. At the time of grant, the terms of these stock options provided that such awards shall automatically forfeit if the Company's Disinterested Stockholders failed to approve the Performance Awards. On April 20, 2022, the Company's Board of Directors and Compensation Committee removed this contingency, resulting in an accounting grant date under ASC 718. While the Company is currently finalizing its accounting assessment for these stock option awards, it currently anticipates that these awards will result in stock-based compensation expense of approximately $300.0 million recognized over a weighted average period of approximately 5.0 years.

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
◦New customer acquisition. We believe that any person or business that relies on the Internet to deliver products, services, or content or to operate its business can be a Cloudflare customer. As such, we are focused on driving an increased number of customers onto our network and products to support our long-term growth. Through our pay-as-you-go offering, a customer can subscribe to one of our many plans and begin using our network within minutes, with minimal technical skill and no professional services. This has allowed us to acquire a large portion of paying customers very rapidly and at significantly lower customer acquisition costs. Additionally, we continue to invest to build our direct sales force and improve the sophistication of our sales operations.
◦Expansion of our existing customers. We believe that our network enables a large opportunity for growth within our existing customer base given the breadth of products we offer on our infrastructure platform. Our relationships with customers often start with servicing a portion of their overall network needs and expand over time as they realize the significant value we deliver. Once a customer has adopted one product on our network it can easily add additional products. As we add more products and functionality to our network, we see opportunities to drive upsell as customers seek to consolidate onto one infrastructure platform to meet all of their security, performance, and reliability network requirements.
◦International reach. Our global network, with a presence in more than 270 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 47% and 48% of our revenue in the three months ended March 31, 2022 and 2021, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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

COVID-19 Update
The rapid spread of the COVID-19 virus and variant, such as the Omicron variant, have resulted in authorities around the world periodically implementing and relaxing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and limitations on business activities. The COVID-19 pandemic and these containment measures that have been in effect from time to time in various countries and territories since early 2020 have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on global, regional, and national economies. Although vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, the expansion of administering these vaccines to additional people within these countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines, remain uncertain.
We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business. While we believe the COVID-19 pandemic has had certain impacts on our business that we discuss in further detail below, we do not believe there has been, nor are we currently anticipating, a material adverse impact from the effects of the ongoing COVID-19 pandemic on our business and operations, results of operations, financial condition, and cash flows. However, the progression of the pandemic is uncertain, rapidly changing, and hard to predict. For example, after the administration of vaccines began in the first half of 2021 and immunity has increased, infection rates have decreased in the spring, many countries have been loosening containment measures. However, the rapid spread of variants, such as the highly transmissible Omicron variant, and recent escalation of infection rates in certain parts of the world, as well as the ongoing discovery of additional variants and mutations of the virus, has led, and may continue to lead, to an increase in containment measures in certain countries and territories. As a result, the broader implications of the COVID-19 pandemic on our business and operations and our financial results continue to be uncertain. The duration and severity of any economic downturns from the ongoing COVID-19 pandemic may negatively impact our business and operations, results of operations, financial condition, and cash flows.
To date, the COVID-19 pandemic has impacted our employees, our network, and our customers in a number of ways, and this impact could worsen if and to the extent the pandemic continues or becomes more severe.
•Our Employees. Our top priority during the COVID-19 pandemic is protecting the health and safety of our employees around the world. As the COVID-19 pandemic expanded globally during the spring of 2020, we activated our business continuity plan and transitioned our employees to a fully remote working environment in nearly all of our locations around the world and restricted almost all business travel. Since that time, subject to the availability and receipt of vaccinations by our employees and the existence of low infection rates in the various jurisdictions where we have offices, we have begun reintroducing our employees to some of our offices.
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
•Our Customers. The COVID-19 pandemic and the measures periodically taken by governments and businesses around the world to contain the spread of COVID-19 are materially and adversely impacting some of our current and potential customers, and this impact could negatively affect our business and operations, results of operations, financial condition, and cash flows. For example, during the first quarter of 2020, we experienced an increase in the sales cycle for our products with many customers. While we believe that increase could have been a result of a number of factors, it is possible that the pandemic contributed to the increase and that an increase could happen again in the future during the ongoing course of the pandemic. We also have experienced an increase in the proportion of our pipeline of prospective future customers that was lost, as well as an increase of new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights than was the case prior to the pandemic. Depending on the future progression of the pandemic, we also may experience future slowing in our collections of outstanding accounts receivables from some of our customers. We expect these trends and risks to continue while the COVID-19 pandemic persists and variants negatively impact our customers and their workforces, and these risks could intensify as the pandemic continues and the financial condition of some of our current and potential customers deteriorates. Over the course of the pandemic, we have sought to ameliorate these negative sales impacts in a number of ways, including through focusing on additional upselling opportunities with existing customers, concentrating our sales efforts on industries that are more insulated from the impact of the ongoing COVID-19 pandemic, and shifting our marketing strategy to better identify sales opportunities in the current environment. As a result of those efforts, during the pandemic to date, we do not believe the pandemic has negatively and materially affected our business and operations, results of operations, financial condition, or cash flows. However, there is no assurance that these efforts will continue to be successful, and we potentially could experience these adverse effects in the future if the pandemic worsens, including in connection with the potential future emergence of new variants and mutations of the virus.
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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Gross profit	$165,116	$105,971
Gross margin	78%	77%
Loss from operations	$(40,024)	$(31,254)
Non-GAAP income (loss) from operations	$4,921	$(7,490)
Operating margin	(19)%	(23)%
Non-GAAP operating margin	2%	(5)%
Net cash provided by (used in) operating activities	$(35,467)	$23,494
Net cash provided by (used in) investing activities	$(110,805)	$47,776
Net cash provided by (used in) financing activities	$(14,254)	$7,379
Free cash flow	$(64,401)	$(2,219)
Net cash provided by (used in) operating activities (as a percentage of revenue)	(17)%	17%
Free cash flow margin	(30)%	(2)%
Paying customers	154,109	119,206
Paying customers (> $100,000 Annualized Revenue)	1,537	945
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended March 31,
	2022		2021

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$111,350	53%	$71,222	52%
Europe, Middle East, and Africa	55,792	26%	35,532	26%
Asia Pacific	29,925	14%	22,879	16%
Other	15,100	7%	8,422	6%
Total	$212,167	100%	$138,055	100%
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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Loss from operations	$(40,024)	$(31,254)
Add:
Stock-based compensation expense and related employer payroll taxes	41,799	23,064
Amortization of acquired intangible assets	507	700
Acquisition-related and other expenses	2,639	—
Non-GAAP income (loss) from operations	$4,921	$(7,490)
Operating margin	(19)%	(23)%
Non-GAAP operating margin (non-GAAP income (loss) from operations as a percentage of revenue)	2%	(5)%
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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(35,467)	$23,494
Less: Purchases of property and equipment	(24,481)	(22,268)
Less: Capitalized internal-use software	(4,453)	(3,445)
Free cash flow	$(64,401)	$(2,219)
Net cash provided by (used in) investing activities	$(110,805)	$47,776
Net cash provided by (used in) financing activities	$(14,254)	$7,379
Net cash provided by (used in) operating activities (as a percentage of revenue)	(17)%	17%
Less: Purchases of property and equipment (as a percentage of revenue)	(11)%	(17)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%
Free cash flow margin	(30)%	(2)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 154,109 and 119,206 as of March 31, 2022 and March 31, 2021, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 1,537 and 945 as of March 31, 2022 and March 31, 2021, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.

Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended March 31, 2022 and March 31, 2021 were 127% and 123%, respectively.
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of the debt issuance costs on our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes). Upon adoption of the Accounting Standards Update

(ASU) 2020-06, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Revenue	$212,167	$138,055
Cost of revenue(1)	47,051	32,084
Gross profit	165,116	105,971
Operating expenses:
Sales and marketing(1)	100,057	69,974
Research and development(1)	67,054	39,527
General and administrative(1)	38,029	27,724
Total operating expenses	205,140	137,225
Loss from operations	(40,024)	(31,254)
Non-operating income (expense):
Interest income	1,061	544
Interest expense	(1,557)	(10,234)
Other income (expense), net	(487)	148
Total non-operating income (expense), net	(983)	(9,542)
Loss before income taxes	(41,007)	(40,796)
Provision for (benefit from) income taxes	374	(833)
Net loss	$(41,381)	$(39,963)
_______________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Cost of revenue	$1,078	$414
Sales and marketing	8,919	5,645
Research and development	18,829	8,364
General and administrative	5,139	3,615
Total stock-based compensation expense	$33,965	$18,038

	Three Months Ended March 31,
	2022	2021

Percentage of Revenue Data:
Revenue	100%	100%
Cost of revenue	22	23
Gross margin	78	77
Operating expenses:
Sales and marketing	47	51
Research and development	32	29
General and administrative	18	20
Total operating expenses	97	100
Loss from operations	(19)	(23)
Non-operating income (expense):
Interest income	1	—
Interest expense	(1)	(7)
Other income (expense), net	(1)	—
Total non-operating income, net	—	(7)
Loss before income taxes	(20)	(30)
Provision for (benefit from) income taxes	—	(1)
Net loss	(20)%	(29)%
Comparison of Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue	$212,167	$138,055	$74,112	54%
Revenue increased by $74.1 million, or 54%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 29% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 127% for the three months ended March 31, 2022.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$47,051	$32,084	$14,967	47%
Gross margin	78%	77%
Cost of revenue increased by $15.0 million, or 47%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in the cost of revenue was primarily due to an increase of $6.5 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base as well as increased capacity to support our growth, an increase of $3.7 million in employee-related costs due to a 68% increase in headcount in our customer support and technical operations organizations, and an increase of $3.1 million in depreciation expense related to purchases of equipment located in co-location facilities. The remainder of the increase was primarily due to $1.3 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing	$100,057	$69,974	$30,083	43%
Sales and marketing expenses increased by $30.1 million, or 43%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by $16.9 million in increased employee-related costs due to a 32% increase in headcount in our sales and marketing organization, including an increase of $3.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $5.1 million in co-location and bandwidth expenses for free customers, an increase of $4.2 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, and an increase of $0.9 million related to consulting services.
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development	$67,054	$39,527	$27,527	70%
Research and development expenses increased by $27.5 million, or 70%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by $27.3 million in increased employee-related costs due to a 47% increase in headcount in our research and development organization, including an increase of $11.0 million in stock-based compensation expense and $2.6 million related to compensation-related payments to former employees of Vectrix. The increase were partially offset by $1.4 million of increased internal-use software development costs.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative	$38,029	$27,724	$10,305	37%
General and administrative expenses increased by $10.3 million, or 37%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by $7.2 million in increased employee-related costs due to a 56% increase in headcount in our general and administrative organization, an increase of $2.3 million in rent and office related costs, primarily driven by our new office space in Austin, Texas, and an increase of $1.9 million in third-party accounting, consulting, and legal services. These increases were partially offset by $2.6 million of increased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest income	$1,061	$544	$517	95%
Interest income increased by $0.5 million or 95%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in the balance of our investment portfolio and increased interest rates.
Interest Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest expense	$(1,557)	$(10,234)	$8,677	(85)%
Interest expense decreased by $8.7 million, or (85)%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by the adoption of ASU 2020-06. Upon adoption of the ASU, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. The remainder of the decrease was due to the decrease in the debt principal as a result of the 2025 Notes Exchange. Refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2025 Notes Exchange.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Other income (expense), net	$(487)	$148	$(635)	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$374	$(833)	$1,207	*
_______________
* Not meaningful

The net change in income taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is $1.2 million. The income tax expense of $0.4 million for the three months ended March 31, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with an acquisition. The benefit from income taxes of $0.8 million for the three months ended March 31, 2021 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

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
As of March 31, 2022, we had cash and cash equivalents of $152.0 million, including $11.0 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,573.3 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of March 31, 2022, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $687.9 million as of March 31, 2022. We expect to continue to incur operating losses and cash flow from operations that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of March 31, 2022, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of March 31, 2022, we had $8.5 million recognized as total restricted cash on our consolidated balance sheets which consisted of $6.7 million in letters of credit outstanding in favor of certain landlords for office space and $1.3 million in indemnity holdback consideration associated with business combinations. The letters of credit renew annually and expire on various dates through 2028.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(35,467)	$23,494
Net cash provided by (used in) investing activities	$(110,805)	$47,776
Net cash provided by (used in) financing activities	$(14,254)	$7,379
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2022 was $35.5 million, which resulted from a net loss of $41.4 million, adjusted for non-cash charges of $76.7 million and net cash outflow of $70.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $34.0 million for stock-based compensation expense, $20.0 million for depreciation and amortization expense, $9.7 million for amortization of deferred contract acquisition costs, $8.6 million for non-cash operating lease costs, $2.2 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $1.2 million for amortization of convertible note issuance costs, $1.0 million for provision of bad debt. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $30.8 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $25.4 million decrease in accrued expenses and other current liabilities, a $15.6 million increase in deferred contract acquisition costs due to the addition of new customers, a $9.5 million decrease in operating lease liabilities, a $6.8 million increase in prepaid expenses and other assets, partially offset by a $16.0 million increase in deferred revenue, and a $1.9 million increase in accounts payable.
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
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 of $110.8 million resulted primarily from the purchases of available-for-sale securities of $264.5 million, capital expenditures of $24.5 million, capitalization of internal-use software development costs of $4.5 million, which was partially offset by the maturities of available-for-sale securities of $187.0 million.
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
Financing Activities
Net cash used in financing activities of $14.3 million during the three months ended March 31, 2022 was primarily due to $16.6 million of repayments of convertible senior notes and $0.7 million payment of tax withholding on RSU settlements, partially offset by $3.1 million of proceeds from the exercise of vested and unvested stock options.
Net cash provided by financing activities of $7.4 million during the three months ended March 31, 2021 was primarily due to $8.1 million of proceeds from the exercise of vested and unvested stock options, partially offset by a $0.5 payment of tax withholding on RSU settlements.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 5, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies for the three months ended March 31, 2022, except as described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of March 31, 2022, we had cash and cash equivalents of $152.0 million and available-for-sale securities of $1,573.3 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. The 2026 Notes do not have regularly scheduled interest payments; therefore, we do not have economic interest rate exposure on the 2026 Notes. We carry the 2026 Notes at face value less the unamortized issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the 2026 Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the 2026 Notes fluctuates when the market price of our Class A common stock fluctuates.
In May 2020, we issued $575.0 million in aggregate principal amount of the 2025 Notes. In August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. The 2025 Notes have a fixed annual interest rate; therefore, we do not have economic interest rate exposure on the 2025 Notes. We carry the 2025 Notes at face value less the unamortized issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the 2025 Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the 2025 Notes fluctuates when the market price of our Class A common stock fluctuates.
We do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have a material impact on our condensed consolidated financial statements.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the three months ended March 31, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $41.4 million and $40.0 million for the three months ended March 31, 2022 and 2021, respectively, and as of March 31, 2022, we had an accumulated deficit of $687.9 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $212.2 million and $138.1 million for the three months ended March 31, 2022 and 2021, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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

Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan lasted less than one quarter. We have, however, in recent quarters experienced a significant lengthening of the sales cycle for new larger customers subscribing under our Enterprise plan, with the sales cycle for those new customers now extending significantly beyond one quarter. As our sales force continues to target an increasing number of large customers for new and expanded product sales, these larger enterprises may undertake a more significant evaluation and negotiation processes than we have experienced in the past, which could further lengthen our sales cycle materially.
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners through account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. In addition, some of our subscription agreements with our large customers may have more favorable early termination rights or may have greater usage-based pricing than is the case with our customary subscription-based agreements with our contracted customers and our pay-as-you-go customers. As a result, it is difficult to predict whether or when a sale to a prospective large customer will be completed, how much incremental revenue will result from such sales over the duration of the agreement, and when revenue from a subscription will be recognized or will cease.
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

•point-cloud solution vendors, including cloud security vendors such as Zscaler, Inc., Cisco Systems Inc. through Umbrella, and Menlo Security, Inc., content delivery network vendors such as Akamai Technologies, Inc., Limelight Networks, Inc., Fastly, Inc., and Verizon Communications Inc. through Edgecast, domain name system vendors services such as Oracle Corporation through DYN, NeuStar, Inc., and UltraDNS Corporation, email security vendors such as Mimecast Limited and Proofpoint, Inc., and cloud SD-WAN vendors; and
•traditional public cloud vendors, such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud.
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
A majority of our revenue in the three months ended March 31, 2022 was from contracted customers that were acquired through our inside and field sales teams, and we expect the amount of our revenue from these customers will continue to increase for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to attract and retain qualified sales personnel and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. In addition, our ability to effectively recruit and retain qualified sales personnel outside the United States is reduced if we do not have a local subsidiary and office in that country or, if we do have such a subsidiary and office, we will experience increased costs in operating in that country.

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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 1,931 employees as of March 31, 2021 to 2,751 employees as of March 31, 2022. We also have offices located around the world, including in Toronto, that we opened in 2021. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•increases in length of the sales cycle for our contracted customers, particularly as the relative proportion of our revenue from large customers increases and as the sizes of our large customers increase;
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

To execute our growth plan, we must attract and retain large numbers of highly qualified personnel in a number of job markets globally. In particular, it is critical for us to attract and retain engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in London, Singapore, Austin, Texas, and other locations where we maintain offices or employ remote personnel, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation or benefits. We may need to increase our existing compensation levels in response to competition, rising inflation, or labor shortages, which may increase our operating costs and reduce our margins. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to attract and retain our key employees. In addition, upon vesting of equity awards, particularly after the significant increase in the price of our Class A common stock since our initial public offering (IPO) in 2019, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, we increased our operating expenses to $205.1 million from $137.2 million in the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022 and 2021 our net loss increased to $41.4 million from $40.0 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
The ongoing COVID-19 pandemic may materially adversely affect how we and our customers, vendors, and partners operate our businesses, and the duration and extent to which the pandemic may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
The global COVID-19 pandemic has resulted in authorities implementing numerous preventative measures from time to time to contain or mitigate the outbreak of the virus, including travel restrictions and bans, quarantines, shelter-in-place orders, and limitations on business activity. The ongoing COVID-19 pandemic and related containment measures have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an initial economic downturn and ongoing increased market volatility. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines, all remain uncertain. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of COVID-19, we activated our business continuity plan and took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a fully remote working environment, and canceling participation in various industry events.
The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, including widespread variants such as the Omicron variant, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, during the first quarter of 2020, the sales cycle for a new customer of our technology and services lengthened, most likely as a result of the pandemic, and could lengthen again in the future as a result of the pandemic, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We also experienced an increase in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights and it is possible that similar requests could occur in the future as the pandemic continues.
The COVID-19 pandemic also presents challenges as substantially all of our workforce is currently working remotely and assisting new and existing customers who are in many circumstances also working remotely. The ongoing continuation of remote work by our employees during the pandemic potentially may negatively impact their morale, as well as potentially lead to increases in employee attrition. Subject to the availability and receipt of vaccinations by our employees and the existence of low infection rates in the various jurisdictions where we have offices, we have begun reintroducing our employees to some of our offices.
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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and our 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes), the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic and other geopolitical uncertainties, including but not limited to the ongoing conflict between Russia and Ukraine, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 5, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Part of our business strategy is to make acquisitions of other companies, products, and technologies. To date, our acquisitions generally have consisted of companies that have developed technology that is complementary to our business but have small numbers of employees and little, if any, customers and revenue. For example, in January 2020, we acquired S2 Systems Corporation, a company that has developed browser isolation technology that we now sell as part of our Zero Trust solutions but had less than ten employees and generally no revenue. However, we expect the number of acquisitions that we undertake to increase and some of the businesses we acquire will have significantly larger numbers of employees and customers and more global operations. For example, in April 2022, we acquired Area 1 Security, Inc., a company that has developed cloud-native email security technology and has a significantly greater number of employees and customers than our prior acquisitions.
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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 270 cities and over 100 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, and the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately on our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during the ongoing COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
There can be no assurance that any security measures that we or our third-party service providers have implemented or that are included in the equipment and related third-party software that we use to operate our global network will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of our third-party service providers or the equipment and related third-party software that we use to operate our global network have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Unauthorized access to, other security breaches of, or security incidents affecting, systems, networks, equipment, and data used in our business, including those of our vendors, contractors, or those with which we have strategic relationships, even if not resulting in an actual or perceived introduction of ransomware, malware, or other malicious code or other actual or perceived breach of our customers’ networks, systems, or data, could result in the loss, compromise, corruption or other unavailability of data, disruptions to our and our customers' products, systems, networks, and operations, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities.
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
As of March 31, 2022, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 270 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities.

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
•the occurrence of earthquakes, floods, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism (including the ongoing conflict between Russia and Ukraine), human error or interference (including by disgruntled employees, former employees, or contractors), and other catastrophic events;
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
The efficient and effective operation of our network also relies upon a series of mutually beneficial arrangements with other Internet infrastructure companies. These arrangements are often referred to as “peering” or “interconnection” agreements, and allow us and our ISP partners to reduce bandwidth costs related to operating our respective networks. If the underlying competitive, business, or operational incentives supporting these arrangements were to change, we or our partners might terminate these agreements or allow them to expire. Many of our peering or interconnection agreements have a term of three years or less, after which such agreements auto-

renew on an annual basis. Changes to the underlying incentive structure of peering arrangements may result from parties seeking to take advantage of an essential position or enter into exclusive arrangements, changes to U.S. or international laws, regulations, or policies, increasing competition between us and these Internet infrastructure providers, or changes in the norms governing the relationships among Internet infrastructure providers. Without favorable peering arrangements, we would incur significantly increased costs to continue to provide our products at their current levels and such increased costs could adversely impact our business, results of operations, and financial condition. In addition, to the extent that additional countries begin to regulate peering with outside networks, our costs may increase and our business and results of operations could be adversely impacted.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts were completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, starting during the first quarter of 2021 and continuing through the first quarter of 2022, a global shortage of CPUs, RAM, SSDs, and other electronics has resulted in supply constraints for a number of electronics firms, including manufacturers of servers, and the duration and ultimate severity of this ongoing shortage is uncertain. This ongoing global shortage has disrupted, and in the future may continue to disrupt, some of our expected purchases of network equipment and servers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary certifications or adhere to standards established by third parties and may demand that they be provided a report from our auditors that we are in compliance. Although we currently have certain certifications such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to the FedRAMP and Electronic Identification and Trust Services Regulation standards in the United States and the EU, respectively, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
The industry in which we compete is characterized by rapid technological change, including frequent introductions of new products and services, evolving industry standards, changing regulations, and the development of novel cyber attacks by hostile parties, as well as changing customer needs, requirements, and preferences. Our need for continuous innovation is driven not only by competitive forces within our industry but also by our need to out-

innovate the highly motivated third parties seeking to breach or compromise our network and those of our customers for economic, political, military, or other purposes.
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
In connection with our Web3 suite of products and our potential future participation in various Web 3 protocol governance activities, we expect to hold certain types of cryptocurrency and similar types of digital assets that may be subject to unique regulatory and accounting risks, volatile market prices, and risks of loss, which could harm our business and reputation.
In connection with our Web3 suite of products and our potential future participation in Web 3 protocol governance activities, we expect to hold certain cryptocurrency and similar types of digital assets. The regulatory status of digital assets is subject to significant change. Some or all of these assets are subject to significant regulatory restrictions and have even been prohibited or effectively prohibited in some countries. If we fail to comply with regulations or prohibitions applicable to us based on these types of digital assets, we could face regulatory or other enforcement actions and potential fines and other consequences.
The prices of digital assets have been in the past and may continue to be highly volatile, including as a result of various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent trend, and their long-term adoption by investors, consumers, and businesses remains uncertain. Moreover, digital assets' lack of a physical form, their reliance on technology for their creation, existence, and transactional validation, and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. In addition, if the market value of the digital assets we hold increases significantly relative to the purchase prices, we could be deemed an "investment company" for purposes of the Investment Company Act of 1940, as amended, and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition, and results of operations.
Moreover, digital assets are currently considered indefinite-lived intangible assets under applicable accounting rules, meaning that any decrease in their fair values below our carrying values for such assets at any time subsequent to their acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. Moreover, there is no guarantee that future changes in U.S. GAAP will not require us to change the way we account for digital assets held by us.
Further, digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities, including unauthorized access and theft, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. While we expect to implement appropriate security measures with respect to any future digital assets holdings, those measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches or incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. If such threats are realized or the measures or controls that we create or implement to secure such assets fail, it could result in a partial or total misappropriation or loss of such digital assets.

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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and copyright law, and the EU has agreed on a new Digital Services Act and Digital Markets Act to update the rules governing digital services like ours, including replacing the eCommerce Directive and imposing additional legal requirements on certain service providers. In addition, in 2019, the EU approved a Copyright Directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials), in the United Kingdom (online harms), Australia (online harms), and India (Information Technology Rules), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
As a company, we strive to protect our customers’ privacy consistent with applicable law. Consequently, we generally do not provide personal information about our customers or their users without legal process. In accordance with our contractual commitments to our customers, we may need to challenge legal process requesting disclosure of personal information where such requests are inconsistent with applicable data protection laws. In addition, from time to time, government entities may seek or demand our assistance with obtaining information about our customers or could request that we modify our network and products in a manner to permit access or monitoring. In light of our privacy commitments, we may legally challenge law enforcement requests to provide a feed of content transiting our network, to obtain encryption keys, or to modify or weaken encryption. We also may face complaints from individuals who assert we have provided their information improperly to law enforcement or in response to third-party abuse complaints, despite policies we have in place to protect that information. To the extent that we do not provide assistance to or comply with requests from government entities or challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences. We may also face such adverse political, business, and reputational consequences to the extent that we provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. For example, we periodically receive requests for information purportedly originating from law enforcement agencies or pursuant to legal process, but which are fraudulent or improper attempts to cause us to reveal customer information. Any such disclosure could significantly and adversely impact our business and reputation.
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
Our business is subject to regulation by various federal, state, local, and non-U.S. governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy, data protection, and information security laws and regulations, intellectual property laws, telecommunications laws and regulations, employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-

bribery laws, governmental trade sanctions laws, import and export controls, anti-corruption and anti-bribery laws, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The number of data protection laws globally is rising as well as more countries have in place or are exploring new or updated comprehensive data protection regimes. Some countries are also considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. In addition, the interpretation of existing privacy, data protection, and information security laws and regulations by governmental entities and the courts may change significantly over time in a manner that can have a significantly adverse impact on both our business and our customers’ businesses. For example, in July 2020, the Court of Justice of the European Union (CJEU) in the "Schrems II" case invalidated the U.S.-EU Privacy Shield that was widely used under the GDPR to allow for the lawful transfer of personal data of European Economic Area (EEA) residents to the United States for processing and placed additional requirements on the use of the EU Standard Contractual Clauses (EU SCCs) as a mechanism for transferring EEA personal data to the United States.

In order to comply with the applicable deadlines to have updated EU SCCs, and the U.K. addendum to the EU SCCs or other appropriate contractual provisions, in place with our customers and vendors, we may incur substantial costs or need to engage in additional contract negotiations.
The CJEU decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe, including in the EEA and Switzerland. For example, on April 27, 2021, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued an opinion directing the Portuguese National Statistics Institute, I.P. (INE) to discontinue use of our services based on the GDPR. Since that time, other EU data protection authorities have also issued decisions directing EU private- and public-sector entities to stop using specific U.S. cloud service providers where they found that use of those providers resulted in the transfer of EEA personal data to the United States in a manner that did not meet the standard set in the Schrems II case. In March 2022, the European Commission and the United States committed to a new Trans-Atlantic Data Privacy Framework designed to address the concerns raised in the Schrems II case. While this new framework, if and when implemented, may serve as a means for cloud service providers to address concerns raised in the Schrems II case, many aspects of this new framework and steps necessary for its implementation remain uncertain, and it is unclear we will find it appropriate for our use or seek to use it. It also may be subject to legal challenge. We may continue to see more findings from privacy regulators against cloud service providers relating to cross-border personal data transfers. Implementing any new guidance from applicable regulatory authorities and otherwise responding to or addressing developments relating to cross-border personal data transfers may result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual negotiations, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in the United States and various individual U.S. states. In the United States, various federal laws and regulations already apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, and the Gramm-Leach-Bliley Act. In addition, there are also a number of recently enacted or proposed U.S. federal and state privacy and data protection bills in Congress and state legislatures across the country. For example, the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. An additional California privacy law and privacy laws in Colorado, Virginia, and Utah will go into effect in 2023, and numerous U.S. states in which we operate are considering similar privacy legislation.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 47% and 48% of our revenue from our international customers for the three months ended March 31, 2022 and 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 270 cities and over 100 countries worldwide as of March 31, 2022. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•laws and regulations related to privacy, data protection, security requirements, data localization, or content restriction that could pose risks to our intellectual property, increase the cost of doing business in a country, subject us to greater risks of claims and enforcement actions by regulators or others, subject us and our current and potential customers to burdensome requirements, increase the chance that current and potential customers may be unable to use our products or may be required to lessen or alter how they use our products, or create other disadvantages to our business or negative impacts on our results of operations;
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

As discussed in greater detail above in our risk factors, in July 2020, the CJEU invalidated the U.S.-EU Privacy Shield, and this decision may result in data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EEA, Switzerland, and the United Kingdom to the United States. As a result of this uncertainty, our current and potential customers in those regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. Further, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
Our business could be adversely impacted by the decision of foreign governments, Internet service providers, or others, to block transmission from Cloudflare IP addresses or domains in order to enforce certain Internet content blocking efforts.
Some of our security products involve making origin IP addresses and other operational assets of our customers more difficult for cyber attackers to target. The evolving design of our network and products may create challenges for various organizations, including governments, that seek to block certain content based on IP address “block lists” or other mechanisms. This problem is exacerbated by the fact that a single Cloudflare IP address may be used for a number of Internet properties, and the Cloudflare IP used for any one Internet property may change over time. This means that efforts by ISPs to block a single domain name may end up blocking a number of other domains or content. If these challenges become too difficult for those organizations to overcome, they could make the decision to block content in an overbroad manner or block completely websites and other Internet properties that are using our network and/or transmitted using known Cloudflare IP addresses. Some of these blocking efforts would be out of our control once they have been put in place and may limit our ability to provide our products on a fully global basis, which could reduce demand for our products among current or potential customers that are focused on the impacted regions or could otherwise adversely impact our business, results of operations, and financial condition.
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. In January, July, September, and December 2020, as well as March, June, September, and November 2021, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.

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
We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. In addition, a number of companies in our industry hold a large number of patents and also protect their copyright, trade secret, and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to intellectual property, our business practices, and our products. For example, we are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on intellectual property claims like alleged patent infringement or alleged copyright infringement through content on our customers’ websites. We may also be subject to governmental and other regulatory investigations from time to time. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of March 31, 2022, we had more than 185 issued patents and 75 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including due to the impact of the ongoing COVID-19 pandemic or the Russia-Ukraine conflict.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 77.3% of the voting power of our capital stock, with our co-founders together holding approximately 56.5%. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
If the conditional conversion feature of either series of Notes is triggered, holders of the applicable series are entitled to convert their Notes at any time during specified periods at their option. The 2025 Notes are convertible at the option of the holder until June 30, 2022. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. During the fourth quarter of 2021, the 2025 Notes were convertible at the option of the holder, and we received conversion requests from the holders of approximately $16.6 million in aggregate principal amount of the 2025 Notes, which we satisfied during the first quarter of 2022 through a combination of cash and shares of our Class A common stock. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to the Notes may affect the value of our Class A common stock.

The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A Common Stock for $400.0 million in aggregate principal amount of the 2025 Notes. The Notes may become convertible at the option of their holders under certain circumstances set forth in the applicable Indenture. For instance, the 2025 Notes are convertible at the option of the holder until June 30, 2022. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
On January 14, 2022, we acquired Vectrix Security, Inc., a Delaware corporation (Vectrix), pursuant to the terms and conditions of an agreement and plan of merger. Under the terms of the merger agreement, we issued approximately 71,000 shares of Class A common stock to former Vectrix employees who have joined the Company and previous holders of Vectrix equity interests. Of these shares, approximately 52,000 shares are restricted common stock that is subject to vesting on a ratable basis over the four years from the acquisition date, in each case subject to the satisfaction of customary service-based vesting conditions by the applicable recipient.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering and the recipients of the securities in this transaction represented their intention to acquire the securities for investment only and not for sale in connection with any distribution thereof, and had adequate access to information about us, through their relationships with us or otherwise. The issuance of these securities was made without any general solicitation or advertising.
Items 3, 4, and 5 are not applicable and have been omitted.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
10.1+	Area 1 Security Inc., 2013 Stock Incentive Plan	S-8	333-264158	4.2	April 6, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: May 5, 2022	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2022	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)