Form 10-Q
period 2022-06-30
Cloudflare, Inc.
filed 2022-08-04
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 21, 2022, 283,021,083 shares of the registrant's Class A common stock were outstanding and 44,439,312 shares of the registrant's Class B common stock were outstanding.

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
•the demand, and our ability to generate demand, for our products or for solutions for security, performance, and reliability in general;
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
•the impact of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, and the related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•The ongoing COVID-19 pandemic, the Russia-Ukraine conflict, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$142,675	$313,777
Available-for-sale securities	1,499,173	1,508,066
Accounts receivable, net	122,114	95,543
Contract assets	7,195	6,079
Restricted cash short-term	9,357	2,958
Prepaid expenses and other current assets	33,499	29,433
Total current assets	1,814,013	1,955,856
Property and equipment, net	244,560	183,736
Goodwill	149,122	23,530
Acquired intangible assets, net	42,258	1,254
Operating lease right-of-use assets	132,165	130,314
Deferred contract acquisition costs, noncurrent	80,706	70,320
Restricted cash	1,746	4,223
Other noncurrent assets	3,889	2,838
Total assets	$2,468,459	$2,372,071
Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,732	$26,086
Accrued expenses and other current liabilities	53,184	38,085
Accrued compensation	36,639	65,905
Operating lease liabilities	28,298	25,175
Liability for early exercise of unvested stock options	3,150	4,651
Deferred revenue	155,811	116,546
Current portion of convertible senior notes, net	—	12,117
Total current liabilities	332,814	288,565
Convertible senior notes, net	1,433,867	1,146,877
Operating lease liabilities, noncurrent	105,348	109,037
Deferred revenue, noncurrent	6,841	4,680
Other noncurrent liabilities	9,099	7,114
Total liabilities	1,887,969	1,556,273

Commitments and contingencies (Note 8)
Temporary equity, convertible senior notes	—	4,439

Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of June 30, 2022 and December 31, 2021; 282,774 and 277,708 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	282	277
Class B common stock; $0.001 par value; 315,000 shares authorized as of June 30, 2022 and December 31, 2021; 44,623 and 45,904 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	43	44
Additional paid-in capital	1,347,671	1,494,512
Accumulated deficit	(751,428)	(680,829)
Accumulated other comprehensive loss	(16,078)	(2,645)
Total stockholders’ equity	580,490	811,359
Total liabilities, temporary equity and stockholders’ equity	$2,468,459	$2,372,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$234,517	$152,428	$446,684	$290,483
Cost of revenue	55,804	35,029	102,855	67,113
Gross profit	178,713	117,399	343,829	223,370
Operating expenses:
Sales and marketing	117,622	75,995	217,679	145,969
Research and development	75,114	41,349	142,168	80,876
General and administrative	50,518	28,927	88,547	56,651
Total operating expenses	243,254	146,271	448,394	283,496
Loss from operations	(64,541)	(28,872)	(104,565)	(60,126)
Non-operating income (expense):
Interest income	1,641	373	2,702	917
Interest expense	(1,040)	(10,444)	(2,597)	(20,678)
Other income (expense), net	233	(877)	(254)	(729)
Total non-operating income (expense), net	834	(10,948)	(149)	(20,490)
Loss before income taxes	(63,707)	(39,820)	(104,714)	(80,616)
Provision for (benefit from) income taxes	(170)	(4,310)	204	(5,143)
Net loss	$(63,537)	$(35,510)	$(104,918)	$(75,473)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.12)	$(0.32)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	325,197	308,263	324,574	307,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(63,537)	$(35,510)	$(104,918)	$(75,473)
Other comprehensive loss:
Change in unrealized loss on investments, net of tax	(3,333)	(78)	(13,433)	(207)
Other comprehensive loss	(3,333)	(78)	(13,433)	(207)
Comprehensive loss	$(66,870)	$(35,588)	$(118,351)	$(75,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	280,412	$280	45,128	$43	$1,215,790	$(687,891)	$(12,745)	$515,477
Issuance of common stock in connection with acquisition	503	1	—	—	63,547	—	—	63,548
Issuance of common stock upon exercise of stock options	93	—	418	—	2,971	—	—	2,971
Vesting of shares issued upon early exercise of stock options	—	—	—	1	718	—	—	719
Issuance of common stock related to settlement of RSUs	408	(1)	289	1	—	—	—	—
Tax withholding on RSU settlement	—	—	(8)	—	(516)	—	—	(516)
Conversion of Class B to Class A common stock	1,204	2	(1,204)	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	154	—	—	—	8,688	—	—	8,688
Stock-based compensation	—	—	—	—	56,473	—	—	56,473
Net loss	—	—	—	—	—	(63,537)	—	(63,537)
Other comprehensive loss	—	—	—	—	—	—	(3,333)	(3,333)
Balance as of June 30, 2022	282,774	$282	44,623	$43	$1,347,671	$(751,428)	$(16,078)	$580,490
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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	277,708	$277	45,904	$44	$1,494,512	$(680,829)	$(2,645)	$811,359
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	(318,756)	34,319	—	(284,437)
Issuance of common stock in connection with acquisition	522	1	—	—	65,504	—	—	65,505
Issuance of restricted stock in connection with acquisition	52	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	158	—	1,187	1	5,976	—	—	5,977
Repurchases of unvested common stock	(2)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	23	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,559	—	—	1,560
Issuance of common stock related to settlement of RSUs	818	—	588	1	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(14)	—	(1,264)	—	—	(1,264)
Conversion of Class B to Class A Common stock	3,065	4	(3,065)	(4)	—	—	—	—
Common stock issued under employee stock purchase plan	154	—	—	—	8,688	—	—	8,688
Settlement of common stock in connection with convertible senior notes	299	—	—	—	(201)	—	—	(201)
Stock-based compensation	—	—	—	—	91,654	—	—	91,654
Net loss	—	—	—	—	—	(104,918)	—	(104,918)
Other comprehensive loss	—	—	—	—	—	—	(13,433)	(13,433)
Balance as of June 30, 2022	282,774	$282	44,623	$43	$1,347,671	$(751,428)	$(16,078)	$580,490
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	249,401	$249	59,239	$55	$1,236,993	$(420,520)	$163	$816,940
Issuance of common stock upon exercise of stock options	411	—	1,811	2	11,517	—	—	11,519
Repurchases of unvested common stock	(67)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	34	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	2,051	—	—	2,052
Issuance of common stock related to settlement of RSUs	750	1	669	1	(1)	—	—	1
Tax withholding on RSU settlement	—	—	(14)	—	(1,090)	—	—	(1,090)
Conversion of Class B to Class A common stock	12,470	13	(12,470)	(13)	—	—	—	—
Common stock issued under employee stock purchase plan	131	—	—	—	7,174	—	—	7,174
Stock-based compensation	—	—	—	—	40,180	—	—	40,180
Net loss	—	—	—	—	—	(75,473)	—	(75,473)
Other comprehensive loss	—	—	—	—	—	—	(207)	(207)
Balance as of June 30, 2021	263,096	$263	49,269	$46	$1,296,824	$(495,993)	$(44)	$801,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(104,918)	$(75,473)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	45,352	31,245
Non-cash operating lease costs	18,106	11,004
Amortization of deferred contract acquisition costs	20,218	12,915
Stock-based compensation expense	88,780	38,589
Amortization of debt discount and issuance costs	2,332	18,154
Net accretion of discounts and amortization of premiums on available-for-sale securities	3,798	3,864
Deferred income taxes	(1,833)	(6,616)
Provision for bad debt	2,010	2,009
Other	264	84
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(26,947)	(14,363)
Contract assets	(1,116)	(1,711)
Deferred contract acquisition costs	(30,604)	(25,326)
Prepaid expenses and other current assets	(5,067)	(1,465)
Other noncurrent assets	371	1,590
Accounts payable	8,174	6,767
Accrued expenses and other current liabilities	(30,479)	10,936
Operating lease liabilities	(20,523)	(10,371)
Deferred revenue	34,477	27,721
Other noncurrent liabilities	389	1,396
Net cash provided by operating activities	2,784	30,949
Cash Flows From Investing Activities
Purchases of property and equipment	(61,565)	(35,840)
Capitalized internal-use software	(10,034)	(7,103)
Cash paid for acquisitions, net of cash acquired	(86,941)	—
Purchases of available-for-sale securities	(422,374)	(381,205)
Maturities of available-for-sale securities	414,036	514,344
Other investing activities	25	50
Net cash provided by (used in) investing activities	(166,853)	90,246
Cash Flows From Financing Activities
Repayments of convertible senior notes	(16,571)	—
Proceeds from the exercise of stock options	5,977	11,519
Proceeds from the early exercise of stock options	62	95
Repurchases of unvested common stock	(3)	(169)
Proceeds from the issuance of common stock for employee stock purchase plan	8,688	7,174
Payment of tax withholding obligation on RSU settlement	(1,264)	(1,090)
Net cash provided by (used in) financing activities	(3,111)	17,529
Net increase (decrease) in cash, cash equivalents, and restricted cash	(167,180)	138,724
Cash, cash equivalents, and restricted cash, beginning of period	320,958	118,146
Cash, cash equivalents, and restricted cash, end of period	$153,778	$256,870
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$642	$2,186
Cash paid for income taxes, net of refunds	$990	$942
Cash paid for operating lease liabilities	$16,761	$10,361
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$2,656	$1,542
Accounts payable and accrued expenses related to property and equipment additions	$35,217	$19,342
Vesting of early exercised stock options	$1,560	$2,052
Indemnity holdback consideration associated with business combinations	$10,582	$—
Issuance of common stock related to an acquisition	$65,504	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$17,537	$11,605

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of June 30, 2022, its results of operations for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of convertible senior notes, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the ongoing COVID-19 pandemic and other geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of August 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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

Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and six months ended June 30, 2022 and 2021.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$124,259	53%	$79,944	52%	$235,609	53%	$151,166	52%
Europe, Middle East, and Africa	61,147	26%	39,696	26%	116,939	26%	75,228	26%
Asia Pacific	32,755	14%	22,841	15%	62,680	14%	45,720	16%
Other	16,356	7%	9,947	7%	31,456	7%	18,369	6%
Total	$234,517	100%	$152,428	100%	$446,684	100%	$290,483	100%
The following table summarizes the revenue by type of customer:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$28,933	12%	$16,872	11%	$53,289	12%	$32,234	11%
Direct customers	205,584	88%	135,556	89%	393,395	88%	258,249	89%
Total	$234,517	100%	$152,428	100%	$446,684	100%	$290,483	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended June 30, 2022 and 2021, the Company recognized revenue of $92.8 million and $45.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$76,266	$48,982	$70,320	$44,176
Capitalization of contract acquisition costs	14,996	14,460	30,604	25,326
Amortization of deferred contract acquisition costs	(10,556)	(6,855)	(20,218)	(12,915)
Ending balance	$80,706	$56,587	$80,706	$56,587

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $760.4 million. As of June 30, 2022, the Company expected to recognize 76% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of June 30, 2022 and December 31, 2021.

(in thousands)					Reported as:
June 30, 2022	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$47,815	$—	$—	$47,815	$38,458	$—	$9,357
Level I:
Money market funds	95,966	—	—	95,966	94,220	—	1,746
Level II:
Corporate bonds	215,087	—	(2,194)	212,893	—	212,893	—
U.S. treasury securities	1,030,056	5	(13,812)	1,016,249	9,997	1,006,252	—
Commercial paper	280,028	—	—	280,028	—	280,028	—
Subtotal	1,525,171	5	(16,006)	1,509,170	9,997	1,499,173	—
Total assets measured at fair value on a recurring basis	$1,668,952	$5	$(16,006)	$1,652,951	$142,675	$1,499,173	$11,103

(in thousands)					Reported as:
December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$64,542	$—	$—	$64,542	$64,021	$—	$521
Level I:
Money market funds	253,075	—	—	253,075	246,415	—	6,660
Level II:
Corporate bonds	202,774	16	(289)	202,501	3,341	199,160	—
U.S. treasury securities	960,278	2	(2,298)	957,982	—	957,982	—
Commercial paper	350,924	—	—	350,924	—	350,924	—
Subtotal	1,513,976	18	(2,587)	1,511,407	3,341	1,508,066	—
Total assets measured at fair value on a recurring basis	$1,831,593	$18	$(2,587)	$1,829,024	$313,777	$1,508,066	$7,181
As of June 30, 2022, the Company had $11.1 million in total restricted cash, mainly related to $10.6 million of indemnity holdback consideration associated with business combinations. For further details on the indemnity holdback, refer to Note 13 to these condensed consolidated financial statements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2022 and December 31, 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,294.0 million and $966.3 million as of June 30, 2022 and December 31, 2021, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $221.1 million and $544.4 million as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, net unrealized loss on investments were $16.1 million and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2021, net unrealized gains on investments were $2.7 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of June 30, 2022, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2022, the fair value of the 2026 Notes was $1,012.0 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
The Company carries the 2025 Notes issued in May 2020 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2022, the fair value of the 2025 Notes was $221.4 million. The fair value of the 2025 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2025 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of June 30, 2022 and December 31, 2021.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $2.8 million and $2.6 million, respectively. Provision for bad debt for the three months ended June 30, 2022 and 2021 was $1.0 million and $0.5 million, respectively, and for the six months ended June 30, 2022 and 2021 was $2.0 million and $2.0 million, respectively. Write-off of uncollectible accounts receivable for the three months ended June 30, 2022 and 2021 was $1.3 million and $0.2 million, respectively, and for the six months ended June 30, 2022 and 2021 was $1.8 million and $1.2 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021

	(in thousands)
Property and equipment:
Servers—network infrastructure	$192,893	$151,462
Construction in progress	66,512	41,424
Capitalized internal-use software	76,021	63,331
Office and computer equipment	34,118	24,451
Office furniture	6,684	5,927
Software	5,262	4,032
Leasehold improvements	19,462	12,892
Asset retirement obligation	827	430
Gross property and equipment	401,779	303,949
Less accumulated depreciation and amortization	(157,219)	(120,213)
Total property and equipment, net	$244,560	$183,736
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2022 and 2021 was $20.0 million and $15.1 million, respectively, and for the six months ended June 30, 2022 and 2021 was $38.9 million and $29.1 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $4.8 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively, and $9.6 million and $8.8 million for the six months ended June 30, 2022 and 2021, respectively.
Goodwill
As of June 30, 2022 and December 31, 2021, the Company's goodwill was $149.1 million and $23.5 million, respectively. During the six months ended June 30, 2022, the Company recorded $5.0 million and $120.8 million of goodwill in connection with the acquisition of Vectrix Security, Inc. (Vectrix) and Area 1 Security, Inc. (Area 1), respectively. For further details on these acquisitions, refer to Note 13 to these condensed consolidated financial statements. No goodwill impairments were recorded during the six months ended June 30, 2022 and 2021.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$10,566	$29,534
Customer relationships	11,600	363	11,237
Trade name	1,700	213	1,487
Total acquired intangible assets, net	$53,400	$11,142	$42,258

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$7,000	$5,746	$1,254
Total acquired intangible assets, net	$7,000	$5,746	$1,254
The estimated useful life of the Company’s acquired developed technology and trade name intangible assets are two years and the estimated useful life of the Company's acquired customer relations intangible assets is eight years. The Company recorded preliminary amounts of $30.0 million, $11.6 million, and $1.7 million of developed technology, customer relationships, and trade name, respectively, in connection with the acquisition of Area 1 as of June 30, 2022. For further details on this acquisition, refer to Note 13 to these condensed consolidated financial statements.
Amortization of acquired intangible assets was $4.9 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2022 (remaining six months)	$9,774
2023	19,404
2024	5,468
2025	1,450
2026	1,450
Thereafter	4,712
Total	$42,258
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 9.0 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 6.5 years. All of the Company's leases are classified as operating leases.
The Company also subleased one of its leased office spaces. The lease term of the sublease ended during the three months ended June 30, 2021. Sublease income, which is recorded as a reduction of rent expense was zero and $0.4 million for the three months ended June 30, 2022 and 2021, respectively and zero and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$9,496	$5,507	$18,106	$11,004
Sublease income	—	(350)	—	(1,096)
Total lease cost	$9,496	$5,157	$18,106	$9,908
Variable lease cost and short-term lease cost for the three and six months ended June 30, 2022 and June 30, 2021 were not material.
As of June 30, 2022, the Company had $46.6 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between July 2022 and September 2026 and have an average lease term of 4.7 years.
As of June 30, 2022, the weighted-average remaining term of the Company’s operating leases was 5.7 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 3.5%.

Maturities of the operating lease liabilities as of June 30, 2022 are as follows:

June 30, 2022
(in thousands)
2022 (remaining six months)	$8,794
2023	31,397
2024	28,712
2025	21,788
2026	19,208
Thereafter	39,977
Total lease payments	$149,876
Less: Imputed interest	$(16,230)
Total operating lease liabilities	$133,646
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
None of the circumstances described in the paragraphs above were met during the three months ended June 30, 2022.
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
Based on the closing price of the Company's Class A common stock of $43.75 on June 30, 2022, the if-converted value of the 2026 Notes does not exceed its principal amount. The remaining life of the 2026 Notes was approximately 50 months as of June 30, 2022.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of June 30, 2022, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2025 Notes. The total net proceeds from the issuance of the 2025 Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million. Immediately following the closings of the 2025 Notes Exchange (defined below) and other conversions that have since been completed, $158.4 million in aggregate principal amount of the 2025 Notes remained outstanding as of June 30, 2022.
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
None of the circumstances described in the paragraphs above were met during the three months ended June 30, 2022.
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
During the six months ended June 30, 2022, the Company settled conversions of approximately $16.6 million aggregate principal amount of the 2025 Notes. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of 298,909 shares of the Company's Class A common stock for the remainder associated with the conversion premium. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's condensed consolidated balance sheets.
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
Based on the closing price of the Company's Class A common stock of $43.75 on June 30, 2022, the if-converted value of the 2025 Notes exceeded its principal amount by approximately $26.8 million. The remaining life of the 2025 Notes was approximately 35 months as of June 30, 2022.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls and, together with the 2026 Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of June 30, 2022, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised in connection with the 2025 Notes Exchange. As of June 30, 2022, no 2025 Capped Calls were exercised in connection with the 2025 Notes conversion requests.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
The net carrying amounts of the Notes were as follows:

	June 30, 2022		December 31, 2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Principal	$1,293,750	$158,429	$1,293,750	$175,000
Unamortized debt discount(1)	—	—	(248,179)	(45,382)
Unamortized debt issuance costs	(16,327)	(1,985)	(14,541)	(1,654)
Carrying amount, net	$1,277,423	$156,444	$1,031,030	$127,964
(1)The carrying value of the equity components of the 2025 Notes and 2026 Notes as of December 31, 2021 was eliminated upon the adoption of ASU 2020-06. Refer to Note 2 to these condensed consolidated financial statements.
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,
	2022		2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$297	$—	$1,078
Amortization of debt discount(1)	—	—	—	8,779
Amortization of debt issuance costs	989	173	—	404
Total	$989	$470	$—	$10,261

	Six Months Ended June 30,
	2022		2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$607	$—	$2,156
Amortization of debt discount(1)	—	—	—	17,347
Amortization of debt issuance costs	1,979	353	—	807
Total	$1,979	$960	$—	$20,310
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
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2022 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of June 30, 2022.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $27.9 million and $18.6 million for the three months ended June 30, 2022 and 2021, respectively, and $53.7 million and $35.0 million for the six months ended June 30, 2022 and 2021. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of June 30, 2022. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of June 30, 2022
	Total	2022 (remaining six months)	2023	2024	2025	2026	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$78,002	$25,433	$34,839	$7,779	$2,579	$2,274	$5,098
Bandwidth and other co-location related commitments(2)	125,555	22,187	37,416	27,106	16,104	10,971	11,771
Other commitments(3)	10,582	—	10,582	—	—	—	—
Total	$214,139	$47,620	$82,837	$34,885	$18,683	$13,245	$16,869
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2022 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2022.
(3)Indemnity holdback consideration associated with the Area 1 and Vectrix acquisitions. See Note 13.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 282,774,214 and 277,707,635 shares of Class A common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. The number of shares of Class B common stock issued and outstanding was 44,623,332 and 45,904,227, as of June 30, 2022 and December 31, 2021, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of June 30, 2022 and December 31, 2021, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
2025 Notes	5,503	6,078
2026 Notes	10,311	10,311
Stock options issued and outstanding	17,303	13,603
Remaining shares available for issuance under the 2019 Plan(1)	48,392	30,761
Outstanding and unsettled restricted stock units	7,620	7,417
Shares available for issuance under the Employee Stock Purchase Plan	11,139	8,056
Total shares of common stock reserved	100,268	76,226
(1)    Remaining shares available for issuance under the 2019 Plan as of December 31, 2021, are net of the Co-Founder Performance Awards. See Note 10.
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
Stock Options
Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. The stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant. The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the six months ended June 30, 2022:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	13,603	$12.47	6.0	$1,726,440
Options granted	5,074	$102.94
Options exercised	(1,368)	$4.35		$125,302
Options canceled/forfeited/expired	(6)	$7.41
Balances as of June 30, 2022	17,303	$96.26	4.6	$490,994
Vested and expected to vest as of June 30, 2022	17,266	$33.70	4.6	$489,634
Exercisable as of June 30, 2022	11,387	$2.62	5.3	$468,167
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 4,400,733 and 6,229,524 options that were unvested as of June 30, 2022 and December 31, 2021, respectively.
The total grant date fair value for vested options in the six months ended June 30, 2022 and 2021 was $5.1 million and $8.7 million, respectively.
As of June 30, 2022 and December 31, 2021, there was $305.1 million and $20.1 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 4.7 years and 2.3 years, respectively.

In December 2021, the Compensation Committee of the Board of Directors of the Company (the Compensation Committee) granted to the Company’s Chief Executive Officer and President and Chief Operating Officer (each, a Co-Founder), a 10-year performance-based stock option that vests and becomes exercisable only if the Company achieves certain stock price milestones and the Co-Founder continues to remain in a primary leadership position with the Company (the Co-Founder Performance Awards). If a majority of the voting power held by the Company’s stockholders other than the Co-Founders, other executive officers of the Company, certain other employees of the Company, and certain of their respective family members and affiliates (the Disinterested Stockholders) do not approve the Co-Founder Performance Awards by December 22, 2022, the Co-Founder Performance Awards will be immediately and automatically forfeited. Each Co-Founder Performance Award was granted under the 2019 Plan and consists of a 10-year option to purchase an aggregate of 3,960,000 shares of the Company’s Class A common stock. The exercise price per share subject to the Co-Founder Performance Awards is $136.81, which was the closing sales price of the Company’s Class A common stock on December 22, 2021, the date of grant by the Compensation Committee. Solely for accounting purposes, the grant date of the Co-Founder Performance Awards will be the date of approval by the majority of the voting power held by the Disinterested Stockholders. As of the date of this report, the Co-Founder Performance Awards have not been voted upon, and therefore not approved, by the Disinterested Stockholders, and accordingly, are not considered granted in accordance with ASC 718 solely for accounting purposes.
On February 14, 2022, the Company's Board of Directors and Compensation Committee granted to our executive officers (other than the Co-Founders) and certain other key employees 10-year performance-based stock options that vest and becomes exercisable only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates (the Other Performance Awards). The Other Performance Awards were granted under the 2019 Plan and consist of 10-year options to purchase an aggregate of 4,915,000 shares of the Company’s Class A common stock. The exercise price per share subject to the Other Performance Awards is $105.56, which was the closing sales price of the Company’s Class A common stock on February 14, 2022. At the time of grant, the terms of the Other Performance Awards provided that such awards shall automatically forfeit if the Company's Disinterested Stockholders failed to approve the Co-Founder Performance Awards. On April 20, 2022, the Company's Board of Directors and Compensation Committee removed this contingency, resulting in an accounting grant date for the Other Performance Awards under ASC 718.
The fair values of the Other Performance Awards were measured and fixed at the grant date using a Monte Carlo simulation model. The weighted-average assumptions used to determine the fair value of the Other Performance Awards granted were as follows:

Six Months Ended June 30,
2022
Expected term (in years)	9.81
Expected volatility	59.0%
Risk-free interest rate	2.8%
Dividend yield	—
The weighted-average grant date fair value of the Other Performance Awards was $58.85 per share.
The Company recognizes stock-based compensation expense for the Other Performance Awards based on the grand date fair value on an expense attribution method over the requisite service period of 5.24 years. The total stock-based compensation expense for the Other Performance Awards for the three and six months ended June 30, 2022 was $12.6 million. As of June 30, 2022, there was $276.6 million of unrecognized stock-based compensation expense related to the Other Performance Awards that is expected to be recognized over a weighted-average period of 5.1 years.
In connection with the acquisition of Area 1, each unvested option to purchase shares of Area 1’s common stock held by Area 1 employees who have joined the Company were assumed and converted into stock option awards to purchase the Company's Class A common stock (the Assumed Area 1 Stock Options). The Assumed Area 1 Stock Options are subject to the terms and conditions set forth in the Area 1 stock incentive plan and consist of options to purchase an aggregate of 156,770 shares of the Company’s Class A common stock. The Assumed Area 1 Stock Options are subject to annual vesting on a ratable basis over the three years from the Area 1 acquisition date, in each case subject to remaining continuously employed by the Company or any of its subsidiaries.

None of the Assumed Area 1 Stock Options vested during the three months ended June 30, 2022.
The weighted-average assumptions used to determine the fair value of the Assumed Area 1 Stock Options during the six months ended June 30, 2022 were as follows:

Six Months Ended June 30,
2022
Expected term (in years)	2.3
Expected volatility	66.7%
Risk-free interest rate	2.5%
Dividend yield	—
The weighted-average grant date fair value of the Assumed Area 1 Stock Options was $93.32 per share.
The total stock-based compensation expense for the Assumed Area 1 Stock Options for the three and six months ended June 30, 2022 was $1.2 million.
As of June 30, 2022, there was $13.3 million of unrecognized stock-based compensation expense related to the Assumed Area 1 Stock Options that is expected to be recognized over a weighted-average period of 2.8 years.
For further details on the Area 1 acquisition, refer to Note 13 to these condensed consolidated financial statements.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of June 30, 2022 and December 31, 2021, the Company had $3.1 million and $4.7 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,465,281 and 2,128,660, respectively.
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
In connection with the acquisition of Vectrix in January 2022, the Company issued approximately 71,000 shares of Class A common stock to former Vectrix employees who have joined the Company and previous holders of Vectrix equity interests. Of these issued shares, approximately 52,000 shares are restricted stock that is subject to vesting on a ratable basis over the four years from the acquisition date, in each case subject to remaining continuously employed. None of these restricted shares vested during the three months ended June 30, 2022. The total stock-based compensation expense for shares of unvested restricted stock for the six months ended June 30, 2022 was not material. As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $4.6 million. For further details on the Vectrix acquisition, refer to Note 13 to these condensed consolidated financial statements.

In connection with the acquisition of Zaraz Inc. (Zaraz) in October 2021, the Company issued approximately 48,000 shares of Class A common stock to former Zaraz employees who have joined the Company and previous holders of Zaraz equity interests. Of these issued shares, approximately 39,000 are shares of restricted stock that is subject to vesting on a ratable basis over the three years from the acquisition date, in each case subject to remaining continuously employed. The total stock-based compensation expense for such shares of unvested restricted stock for the six months ended June 30, 2022 was not material. As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $4.9 million. For further details on the Zaraz acquisition, refer to Note 13 to these condensed consolidated financial statements.
In connection with the acquisition of S2 Systems Corporation (S2) in January 2020, the Company issued approximately 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, approximately 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the six months ended June 30, 2022 and June 30, 2021 was $11.2 million and zero, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the six months ended June 30, 2022 was not material. As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was not material. For further details on the S2 acquisition, refer to Note 13 to these condensed consolidated financial statements.
RSU and restricted stock activity for the six months ended June 30, 2022 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2021	7,456	$47.36
Granted - RSUs	1,918	$95.44
Granted - Restricted stock	52	$100.29
Vested - RSUs	(1,407)	$33.27
Vested - Restricted stock	(656)	$19.47
Forfeited	(346)	$51.04
Unvested as of June 30, 2022	7,017	$62.32
Vested and not yet released	—	$—
Outstanding as of June 30, 2022	7,017	$62.32
The total grant date fair value for vested RSUs for the six months ended June 30, 2022 and 2021 was $46.8 million and $25.2 million, respectively. The total stock-based compensation expense for RSUs for the three months ended June 30, 2022 and 2021 was $32.6 million and $16.5 million, respectively, and for the six months ended June 30, 2022 and 2021 was $61.9 million and $30.1 million, respectively. As of June 30, 2022 and December 31, 2021, the total unrecognized stock-based compensation expense related to unvested RSUs was $395.5 million and $176.2 million, respectively, that is expected to be recognized over a weighted-average period of 3.2 years and 3.5 years, respectively.
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
The ESPP generally provides for six-month offering periods beginning on the first day of trading on or after November 15 and May 15 of each year and terminating on the last trading day before May 15 and November 15, approximately six months later, with identical purchase periods. Current employees cannot sell the shares of Class A common stock purchased under the ESPP until the day after the one-year anniversary of the purchase date of such shares, except for the withholding or sale of shares by the Company to meet any applicable tax withholding obligations. No employee may purchase (i) during each purchase period more than 1,500 shares of Class A common stock and (ii) shares under the ESPP at a rate in excess of $25,000 worth of the Company's Class A common stock based on the fair market value per share of the Company's Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding.
During the six months ended June 30, 2022 and June 30, 2021, respectively, 153,974 and 130,870 shares of Class A common stock were purchased under the ESPP. As of June 30, 2022 and December 31, 2021, the total unrecognized stock-based compensation expense related to the ESPP was $3.5 million and $2.6 million, respectively, that is expected to be recognized over a weighted average period of 0.4 years and 0.4 years, respectively.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Six months ended June 30,
	2022	2021
Expected term (in years)	0.5	0.5
Risk-free interest rate	1.2%	0.1%
Expected volatility	88.5%	62.8%
Dividend yield	—%	—%
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$1,888	$579	$2,966	$993
Sales and marketing	12,216	6,608	21,135	12,253
Research and development	26,659	9,509	45,488	17,873
General and administrative	14,052	3,855	19,191	7,470
Total stock-based compensation expense	$54,815	$20,551	$88,780	$38,589

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(55,081)	$(8,456)	$(29,774)	$(5,736)	$(90,864)	$(14,054)	$(62,079)	$(13,394)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	281,915	43,282	258,471	49,792	281,097	43,477	252,614	54,501
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.20)	$(0.12)	$(0.12)	$(0.32)	$(0.32)	$(0.25)	$(0.25)
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

	June 30,
	2022	2021

	(in thousands)
2025 Notes	4,233	15,363
2026 Notes	6,762	—
Shares subject to repurchase	1,465	2,933
Unexercised stock options	17,303	15,812
Unvested restricted stock and RSUs	7,620	8,113
Shares issuable pursuant to the ESPP	187	141
Total	37,570	42,362
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
The Company recorded an income tax benefit of $0.2 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively, and an income tax expense of $0.2 million and an income tax benefit of $5.1 million for the six months ended June 30, 2022 and 2021, respectively.

The benefit from income taxes of $0.2 million for the three months ended June 30, 2022 was primarily related to the partial release of the U.S. valuation allowance in connection with an acquisition, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The benefit from income taxes of $4.3 million for the three months ended June 30, 2021 was primarily related to excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
The provision for income taxes of $0.2 million for the six months ended June 30, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions.
The benefit from income taxes of $5.1 million for the six months ended June 30, 2021 was primarily related to excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. A full valuation allowance has been established in the U.S. and the U.K. and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. There is no valuation allowance associated with any other foreign jurisdictions.
Note 13. Business Combinations
Area 1
On April 1, 2022, the Company acquired all of the outstanding shares of Area 1, a company that has developed cloud-native email security technology, for a total purchase consideration of $156.6 million. The total purchase consideration included (i) acquisition-date cash payments of $82.6 million, net of $2.5 million of cash acquired, (ii) $63.5 million in shares of the Company’s Class A common stock, (iii) a cash holdback of $9.3 million, which the Company is retaining for up to 12 months and will be payable to the previous owners of Area 1, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition, and (iv) a cash holdback of $1.1 million, which the Company is retaining for up to five months and will be payable to the previous owners of Area 1, subject to the final purchase price adjustment. Concurrent with the closing of the acquisition, the Company made a cash payment of $4.1 million to repay Area 1’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $15.9 million. Of the total stock-based and cash awards, $1.4 million cash awards were recognized as compensation expense on the acquisition date. Refer to Note 10 to these condensed consolidated financial statements for further details on the share-based awards.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2022. The preliminary amounts of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Accounts receivable, net	$1,634
Prepaids and other current assets	$953
Acquired Intangible Assets	$43,300
Goodwill	$120,830
Total assets acquired	$166,717
Accounts Payable	$(254)
Accrued expense and other current liabilities	$(1,895)
Deferred revenue	$(5,736)
Deferred revenue, noncurrent	$(1,213)
Other noncurrent liabilities	$(1,053)
Total purchase price	$156,566
The acquired assets and assumed liabilities were recorded at preliminary amounts based on their estimated fair values, except for deferred revenue which was recorded under ASC 606 in accordance with the early adoption of ASU 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers effective January 1, 2022. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Area 1’s technology with the Company's technology.
This acquisition did not have a material impact on the Company’s reported revenue or net loss amounts for any period presented; therefore, historical and pro forma disclosures have not been presented.
Vectrix
On January 14, 2022, the Company acquired all of the outstanding shares of Vectrix, a company that has developed an online security technology that gives users the ability to scan and monitor SaaS applications for security issues, for a total purchase consideration of $7.6 million. The total purchase consideration included (i) acquisition-date cash payments of $4.3 million, net of $0.8 million of cash acquired, (ii) $2.0 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $1.3 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of Vectrix, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Concurrent with the closing of the acquisition, the Company made a cash payment of $2.0 million to cancel and settle Vectrix’s other existing equity-related agreements, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $8.0 million, of which $2.6 million was recognized as compensation expense on the acquisition date. Additional compensation expense during the three and six months ended June 30, 2022 were not material. The remaining compensation amount of $4.8 million is being recognized over a future weighted-average period of 3.5 years subject to the recipients’ continued service with the Company.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the three and six months ended June 30, 2022.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $6.5 million, of which $0.5 million was recorded as total compensation expense during the year ended December 31, 2021. Additional compensation expense during the three and six months ended June 30, 2022 were not material. The remaining compensation amount of $4.9 million is being recognized over a future weighted-average period of 2.3 years subject to the recipients’ continued service with the Company.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	$1,400
Goodwill	6,176
Total assets acquired	7,576
Accrued compensation	(82)
Other noncurrent liabilities	(322)
Total purchase price	$7,172
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Zaraz's technology with the Company's technology. An immaterial purchase accounting adjustment to revise purchase consideration and goodwill was made during the six months ended June 30, 2022.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $1.4 million and $2.8 million was recognized as total compensation expense during the three and six months ended June 30, 2021. Additional compensation expense during the three and six months ended June 30, 2022 and the remaining compensation amount were not material.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
United States	$153,899	$120,357
Rest of the world	90,661	63,379
Total property and equipment, net	$244,560	$183,736
No single country other than the United States accounted for more than 10% of total property and equipment, net as of June 30, 2022 and December 31, 2021.

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

•Contracted customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan, have contracts that typically range from one to three years and are typically billed on a monthly basis. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and a smaller portion based on usage.
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

•Efficient go-to-market model. We have built an efficient go-to market model that reflects the flexibility and ease of use our products offer to our customers around the world. This has enabled us to acquire new customers as well as to expand within our existing customer base in a rapid, cost-effective manner. In particular, we have invested heavily in our contracted customer sales efforts.
◦New customer acquisition. We believe that any person or business that relies on the Internet to deliver products, services, or content or to operate its business can be a Cloudflare customer. As such, we are focused on driving an increased number of customers onto our network and products to support our long-term growth. Through our pay-as-you-go offering, a customer can subscribe to one of our many plans and begin using our network within minutes, with minimal technical skill and no professional services. This has allowed us to acquire a large portion of paying customers very rapidly and at significantly lower customer acquisition costs. Additionally, we continue to invest to build our direct sales force, increase brand awareness, leverage channel partners, and improve the sophistication of our sales operations.
◦Expansion of our existing customers. We believe that our network enables a large opportunity for growth within our existing customer base given the breadth of products we offer on our infrastructure platform. Our relationships with customers often start with servicing a portion of their overall network needs and expand over time as they realize the significant value we deliver. Once a customer has adopted one product on our network it can easily add additional products. As we add more products and functionality to our network, we see opportunities to drive upsell as customers seek to consolidate onto one infrastructure platform to meet all of their security, performance, and reliability network requirements. We also intend to continue to invest in market awareness of our new products to improve growth within our existing customers.
◦International reach. Our global network, with a presence in more than 275 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 47% and 48% of our revenue in the three months ended June 30, 2022 and 2021, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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

Impact of COVID-19 and Macroeconomic Developments
The ongoing COVID-19 pandemic and the resulting containment measures that have been in effect from time to time in various countries and territories since early 2020 have had, and are expected to continue to have, a number of substantial negative impacts on businesses around the world and on global, regional, and national economies, including widespread disruptions in supply chains for a wide variety of products and resulting increases in the prices of many goods and services. The ongoing emergence and spread of new COVID-19 variants have resulted in authorities around the world periodically implementing and relaxing numerous measures to contain the virus, such as travel restrictions and bans, quarantines, shelter-in-place orders, and limitations on business activities. Although vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, the expansion of administering these vaccines to additional people within these countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines, remain uncertain.
While the negative impacts directly attributable to the COVID-19 pandemic have continued to varying degrees, the Russian invasion of Ukraine in the first quarter of 2022 caused further economic instability and contributed to price increases for a wide variety of goods and services, resulting in significant inflationary pressure in the United States, Europe, and other countries around the world. In response to concerns over ongoing inflationary risks, the U.S. Federal Reserve and other central banks began to raise interest rates significantly during the first half of 2022 and signaled the expectation of further interest rate increases in the future. In addition, the increase in global economic uncertainty has resulted in the U.S. dollar increasing significantly in value relative to the currencies of many of the countries in which our operations are located, including the British Pound and Euro.
Although the COVID-19 pandemic, the Russia-Ukraine conflict, and the resulting impacts on inflation, interest rates, and currency exchange rates and resulting macroeconomic uncertainty has not yet had a material adverse impact on our business, financial condition or results of operations to date, we are closely monitoring these global events and macroeconomic developments and how they may impact our and our customers’ businesses. During the first half of this year, potentially as a result of these various macroeconomic impacts on our customers, we experienced a lengthening of the sales cycle for our large customers, a slowdown in our pipeline of potential new customers, and a lengthening of the timing of payment from some of our customers. In addition, during the second quarter of 2022, we experienced a meaningful reduction in the number of paying customers under our pay-as-you-go subscription plans due in part to such customers converting to our free plans.
To the extent macroeconomic uncertainty persists or the COVID-19 pandemic, the Russia-Ukraine conflict, or macroeconomic conditions worsen, we may experience an extension and worsening of these effects as well as additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, increased slowness in purchasing decisions by existing and potential new paying customers, additional lengthening of the sales cycle for some of our existing and potential new paying customers, further reduction or delays in purchasing decisions by our paying customers, potential customer requests for concessions or delayed payments, potential losses of paying customers as a result of economic distress or bankruptcy (particularly among our small and medium paying customer base), potential reductions in new non-U.S. customers and expansion of sales to existing non-U.S. paying customers as a result of our products, which we currently only sell for U.S. dollars, becoming relatively more expensive for such customers, and increased costs for employee compensation and equipment purchases resulting from continued inflationary cost pressures.

As a result, the broader implications of the COVID-19 pandemic, the Russia-Ukraine conflict, and the deterioration of macroeconomic conditions globally and in various countries in which we and our customers operate on our business and operations and our financial results continue to be uncertain. The duration and severity of any economic downturns resulting from the COVID-19 pandemic, the Russia-Ukraine conflict, and other factors may negatively impact our business and operations, results of operations, financial condition, and cash flows.
For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, the Russia-Ukraine conflict, macroeconomic conditions and otherwise, please refer to Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor titled “The ongoing COVID-19 pandemic, the Russia-Ukraine conflict, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain."

Non-GAAP Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Gross profit	$178,713	$117,399	$343,829	$223,370
Gross margin	76%	77%	77%	77%
Loss from operations	$(64,541)	$(28,872)	$(104,565)	$(60,126)
Non-GAAP income (loss) from operations	$(891)	$(4,024)	$4,030	$(11,514)
Operating margin	(28)%	(19)%	(23)%	(21)%
Non-GAAP operating margin	—%	(3)%	1%	(4)%
Net cash provided by operating activities	$38,251	$7,455	$2,784	$30,949
Net cash provided by (used in) investing activities	$(56,048)	$42,470	$(166,853)	$90,246
Net cash provided by (used in) financing activities	$11,143	$10,150	$(3,111)	$17,529
Free cash flow	$(4,414)	$(9,775)	$(68,815)	$(11,994)
Net cash provided by operating activities (as a percentage of revenue)	16%	5%	1%	11%
Free cash flow margin	(2)%	(6)%	(15)%	(4)%
Paying customers	151,803	126,735	151,803	126,735
Paying customers (> $100,000 Annualized Revenue)	1,749	1,088	1,749	1,088
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$124,259	53%	$79,944	52%	$235,609	53%	$151,166	52%
Europe, Middle East, and Africa	61,147	26%	39,696	26%	116,939	26%	75,228	26%
Asia Pacific	32,755	14%	22,841	15%	62,680	14%	45,720	16%
Other	16,356	7%	9,947	7%	31,456	7%	18,369	6%
Total	$234,517	100%	$152,428	100%	$446,684	100%	$290,483	100%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Loss from operations	$(64,541)	$(28,872)	$(104,565)	$(60,126)
Add:
Stock-based compensation expense and related employer payroll taxes	57,455	24,148	99,254	47,212
Amortization of acquired intangible assets	4,887	700	5,394	1,400
Acquisition-related and other expenses	1,308	—	3,947	—
Non-GAAP income (loss) from operations	$(891)	$(4,024)	$4,030	$(11,514)
Operating margin	(28)%	(19)%	(23)%	(21)%
Non-GAAP operating margin (non-GAAP income (loss) from operations as a percentage of revenue)	—%	(3)%	1%	(4)%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$38,251	$7,455	$2,784	$30,949
Less: Purchases of property and equipment	(37,084)	(13,572)	(61,565)	(35,840)
Less: Capitalized internal-use software	(5,581)	(3,658)	(10,034)	(7,103)
Free cash flow	$(4,414)	$(9,775)	$(68,815)	$(11,994)
Net cash provided by (used in) investing activities	$(56,048)	$42,470	$(166,853)	$90,246
Net cash provided by (used in) financing activities	$11,143	$10,150	$(3,111)	$17,529
Net cash provided by operating activities (as a percentage of revenue)	16%	5%	1%	11%
Less: Purchases of property and equipment (as a percentage of revenue)	(16)%	(9)%	(14)%	(12)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%	(3)%
Free cash flow margin	(2)%	(6)%	(15)%	(4)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company that has an active contract with us or one of our partners. The number of paying customers was 151,803 and 126,735 as of June 30, 2022 and June 30, 2021, respectively. During the quarter ended March 31, 2022, we experienced a system error that caused our paying customer count to be overstated for such quarter by 5,925 pay-as-you-go customers. The corrected number of paying customers for the quarter ended March 31, 2022 is 148,184. This error had a less than $0.2 million impact on our revenue for the quarter ended March 31, 2022.

Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through our ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 1,749 and 1,088 as of June 30, 2022 and June 30, 2021, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended June 30, 2022 and June 30, 2021 were 126% and 124%, respectively.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Revenue	$234,517	$152,428	$446,684	$290,483
Cost of revenue(1)	55,804	35,029	102,855	67,113
Gross profit	178,713	117,399	343,829	223,370
Operating expenses:
Sales and marketing(1)	117,622	75,995	217,679	145,969
Research and development(1)	75,114	41,349	142,168	80,876
General and administrative(1)	50,518	28,927	88,547	56,651
Total operating expenses	243,254	146,271	448,394	283,496
Loss from operations	(64,541)	(28,872)	(104,565)	(60,126)
Non-operating income (expense):
Interest income	1,641	373	2,702	917
Interest expense	(1,040)	(10,444)	(2,597)	(20,678)
Other income (expense), net	233	(877)	(254)	(729)
Total non-operating income (expense), net	834	(10,948)	(149)	(20,490)
Loss before income taxes	(63,707)	(39,820)	(104,714)	(80,616)
Provision for (benefit from) income taxes	(170)	(4,310)	204	(5,143)
Net loss	$(63,537)	$(35,510)	$(104,918)	$(75,473)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Cost of revenue	$1,888	$579	$2,966	$993
Sales and marketing	12,216	6,608	21,135	12,253
Research and development	26,659	9,509	45,488	17,873
General and administrative	14,052	3,855	19,191	7,470
Total stock-based compensation expense	$54,815	$20,551	$88,780	$38,589

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	24	23	23	23
Gross margin	76	77	77	77
Operating expenses:
Sales and marketing	50	50	48	50
Research and development	32	27	32	28
General and administrative	22	19	20	20
Total operating expenses	104	96	100	98
Loss from operations	(28)	(19)	(23)	(21)
Non-operating income (expense):
Interest income	1	—	1	—
Interest expense	—	(7)	(1)	(7)
Other income (expense), net	—	—	—	—
Total non-operating income, net	1	(7)	—	(7)
Loss before income taxes	(27)	(26)	(23)	(28)
Provision for (benefit from) income taxes	—	(3)	—	(2)
Net loss	(27)%	(23)%	(23)%	(26)%
Comparison of Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Revenue	$234,517	$152,428	$82,089	54%	$446,684	$290,483	$156,201	54%
Revenue increased by $82.1 million, or 54%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 20% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 126% for the three months ended June 30, 2022.
Revenue increased by $156.2 million, or 54%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 20% as of June 30, 2022 compared to the prior period ended June 30, 2021, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 126% for the three months ended June 30, 2022.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$55,804	$35,029	$20,775	59%	$102,855	$67,113	$35,742	53%
Gross margin	76%	77%			77%	77%
Cost of revenue increased by $20.8 million, or 59%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in the cost of revenue was primarily due to an increase of $5.9 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base as well as increased capacity to support our growth, an increase of $4.8 million in employee-related costs due to a 56% increase in headcount in our customer support and technical operations organizations, an increase of $3.8 million of amortization expense of acquired developed technology and capitalized internal-use software, and an increase of $2.9 million in depreciation expense related to purchases of equipment located in co-location facilities. The remainder of the increase was primarily due to $2.8 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Cost of revenue increased by $35.7 million, or 53%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in the cost of revenue was primarily due to an increase of $12.0 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base as well as increased capacity to support our growth, an increase of $8.2 million in employee-related costs due to a 56% increase in headcount in our customer support and technical operations organizations, an increase of $5.8 million in depreciation expense related to purchases of equipment located in co-location facilities, and an increase of $4.2 million of amortization expense of acquired developed technology and capitalized internal-use software. The remainder of the increase was primarily due to $4.1 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the three and six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Sales and marketing	$117,622	$75,995	$41,627	55%	$217,679	$145,969	$71,710	49%
Sales and marketing expenses increased by $41.6 million, or 55%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by $25.9 million in increased employee-related costs due to a 45% increase in headcount in our sales and marketing organization, including an increase of $5.6 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $6.3 million in co-location and bandwidth expenses for free customers, an increase of $3.9 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $2.2 million in travel-related expenses, and increase of $1.2 million in allocated overhead costs, and an increase of $1.1 million in subscriptions.
Sales and marketing expenses increased by $71.7 million, or 49% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by $42.8 million in increased employee-related costs due to a 45% increase in headcount in our sales and marketing organization, including an increase of $8.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $11.4 million in co-location and bandwidth expenses for free customers, an increase of $8.1 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $3.0 million in travel-related expenses, and increase of $2.0 million in allocated overhead costs, and an increase of $1.7 million in subscriptions.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Research and development	$75,114	$41,349	$33,765	82%	$142,168	$80,876	$61,292	76%
Research and development expenses increased by $33.8 million, or 82%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by $33.7 million in increased employee-related costs due to a 53% increase in headcount in our research and development organization, including an increase of $17.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $1.8 million in allocated overhead costs, partially offset by an increased capitalized internal-use software development costs of $2.9 million.
Research and development expenses increased by $61.3 million, or 76%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by $61.0 million in increased employee-related costs due to a 53% increase in headcount in our research and development organization, including an increase of $28.8 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $2.5 million in allocated overhead costs, partially offset by an increased capitalized internal-use software development costs of $4.3 million.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
General and administrative	$50,518	$28,927	$21,591	75%	$88,547	$56,651	$31,896	56%
General and administrative expenses increased by $21.6 million, or 75%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by $16.7 million in increased employee-related costs due to a 52% increase in headcount in our general and administrative organization, an increase of $2.9 million in rent and office related costs, primarily driven by our new office space in Austin, Texas, and an increase of $2.8 million in travel-related expenses. These increases were partially offset by $3.4 million of decreased allocated overhead costs.
General and administrative expenses increased by $31.9 million, or 56%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by $23.9 million in increased employee-related costs due to a 52% increase in headcount in our general and administrative organization, an increase of $5.2 million in rent and office related costs, primarily driven by our new office space in Austin, Texas, an increase of $3.3 million in travel-related expenses, an increase of $1.8 million in professional fees for third-party accounting, consulting, and legal services, and an increase of $1.5 million in software subscription costs, cloud computing services, and payment processing fees. These increases were partially offset by $5.9 million of decreased allocated overhead costs.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Interest income	$1,641	$373	$1,268	340%	$2,702	$917	$1,785	195%
Interest income increased by $1.3 million and $1.8 million, or 340% and 195%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The increase was primarily driven by an increase in interest rates.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Interest expense	$(1,040)	$(10,444)	$9,404	*	$(2,597)	$(20,678)	$18,081	*
Interest expense decreased by $9.4 million and $18.1 million, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease was primarily driven by the adoption of ASU 2020-06. Upon adoption of the ASU, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. The remainder of the decrease was due to the decrease in the debt principal as a result of the 2025 Notes Exchange. Refer to Note 7 to these condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2025 Notes Exchange.
______________
* Not meaningful
Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Other income (expense), net	$233	$(877)	$1,110	*	$(254)	$(729)	$475	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$(170)	$(4,310)	$4,140	*	$204	$(5,143)	$5,347	*
_______________
* Not meaningful

The net change in income taxes for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is $4.1 million. The benefit from income taxes of $0.2 million for the three months ended June 30, 2022 was primarily related to the partial release of the U.S. valuation allowance in connection with an acquisition, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $4.3 million for the three months ended June 30, 2021 was primarily related to excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The net change in income taxes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is $5.3 million. The provision for income taxes of $0.2 million for the six months ended June 30, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions. The benefit from income taxes of $5.1 million for the six months ended June 30, 2021 was primarily related to excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

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
As of June 30, 2022, we had cash and cash equivalents of $142.7 million, including $11.0 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,499.2 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of June 30, 2022, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $751.4 million as of June 30, 2022. We expect to continue to incur operating losses and cash flow from operations that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. For the period beyond the next 12 months, we believe we will be able to meet our working capital and capital expenditure needs from our existing cash, cash equivalents, and available-for-sale-securities, the cash flows from our operating activities and, if necessary, proceeds from potential equity or debt financings. Our assessments of the period of time through which our existing financial resources will be adequate to support our operations and our expected sources of capital for the future operation of our business after such period of time are forward-looking statements and involve risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of our global network and products, and the impact of the ongoing COVID-19 pandemic and other macroeconomic conditions to our and our customers', vendors', and partners' businesses. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, and such acquisitions and investments could increase our need for additional capital. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions and the length and severity of the COVID-19 pandemic. We may be required to seek additional equity or debt financing from time to time in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.
As of June 30, 2022, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to these condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of June 30, 2022, we had $11.1 million recognized as total restricted cash on our consolidated balance sheets which mainly consisted of $10.6 million of indemnity holdback consideration associated with business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$2,784	$30,949
Net cash provided by (used in) investing activities	$(166,853)	$90,246
Net cash provided by (used in) financing activities	$(3,111)	$17,529
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2022 was $2.8 million, which resulted from a net loss of $104.9 million, adjusted for non-cash charges of $179.0 million and net cash outflow of $71.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $88.8 million for stock-based compensation expense, $45.4 million for depreciation and amortization expense, $20.2 million for amortization of deferred contract acquisition costs, $18.1 million for non-cash operating lease costs, $3.8 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $2.3 million for amortization of convertible note issuance costs, and $2.0 million for provision of bad debt, which were partially offset by $1.8 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $30.6 million increase in deferred contract acquisition costs due to the addition of new customers, a $30.5 million decrease in accrued expenses and other current liabilities, a $26.9 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $20.5 million decrease in operating lease liabilities, a $5.1 million increase in prepaid expenses and other assets, and a $1.1 million increase in contract assets, which were partially offset by a $34.5 million increase in deferred revenue and a $8.2 million increase in accounts payable.
Net cash provided by operating activities during the six months ended June 30, 2021 was $30.9 million, which resulted from a net loss of $75.5 million, adjusted for non-cash charges of $111.2 million and net cash outflow of $4.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $38.6 million for stock-based compensation expense, $31.2 million for depreciation and amortization expense, $18.2 million for amortization of convertible note discount and issuance costs, $12.9 million for amortization of deferred contract acquisition costs, $11.0 million for non-cash operating lease costs, $3.9 million for net accretion of discounts and amortization of premiums on available-for-sale securities, and $2.0 million for provision of bad debt, which were partially offset by $6.6 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $25.3 million increase in deferred contract acquisition costs due to the addition of new customers, a $14.4 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $10.4 million decrease in operating lease liabilities, which were partially offset by a $27.7 million increase in deferred revenue, a $10.9 million increase in accrued expenses and other current liabilities, a $6.8 million increase in accounts payable, a $1.7 million increase in contract assets, and a $1.6 million increase in other non-current assets.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 of $166.9 million resulted primarily from the purchases of available-for-sale securities of $422.4 million, cash paid for acquisitions, net of cash acquired of $86.9 million, capital expenditures of $61.6 million, and capitalization of internal-use software development costs of $10.0 million, which were partially offset by the maturities of available-for-sale securities of $414.0 million.
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
Financing Activities
Net cash used in financing activities of $3.1 million during the six months ended June 30, 2022 was primarily due to $16.6 million of repayments of convertible senior notes, and $1.3 million payment of tax withholding on RSU settlements, which were partially offset by $8.7 million proceeds from the issuance of common stock under the 2019 Employee Stock Purchase Plan (ESPP), and $6.0 million of proceeds from the exercise of vested and unvested stock options.
Net cash provided by financing activities of $17.5 million during the six months ended June 30, 2021 was primarily due to $11.6 million of proceeds from the exercise of vested and unvested stock options and $7.2 million of proceeds from the issuance of common stock pursuant to the ESPP, which was partially offset by a $1.1 million payment of tax withholding on RSU settlements.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the ongoing COVID-19 pandemic and other geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies for the six months ended June 30, 2022, except as described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
Refer to Note 2 to these condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of June 30, 2022, we had cash and cash equivalents of $142.7 million and available-for-sale securities of $1,499.2 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the six months ended June 30, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs in connection with the operation of our business were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Future litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, see "Risk Factors - Activities of our paying and free customers or the content of their websites and other Internet properties may violate applicable laws and/or our terms of service and could subject us to lawsuits, regulatory enforcement actions, and/or liability in various jurisdictions" and "We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters that, if resolved adversely, could have a material impact on our business, results of operations, or financial condition" and Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $63.5 million and $35.5 million for the three months ended June 30, 2022 and 2021, respectively, and $104.9 million and $75.5 million for the six months ended June 30, 2022 and 2021, respectively, and as of June 30, 2022, we had an accumulated deficit of $751.4 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $234.5 million and $152.4 million for the three months ended June 30, 2022 and 2021, respectively and $446.7 million and $290.5 million for the six months ended June 30, 2022 and 2021, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
•our failure to generate demand for our products through effective marketing efforts related to our business and products;
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
•the perceived risk, commencement, or outcome of litigation; and
•deteriorating general economic conditions, including inflation, rising interest rates, and other impacts of the ongoing COVID-19 pandemic or the Russia-Ukraine conflict.

We believe that the importance of brand recognition for attracting new customers will increase as we introduce new products and continue to expand into new markets. However, the promotion of our brand may require substantial expenditures. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups. There can be no assurance that our brand development strategies and investment of resources will enhance recognition of our brand or lead to an increased customer base.

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
Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our pay-as-you-go customers pay with a credit card on a monthly basis and can terminate their subscriptions at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into longer term agreements typically ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of an uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Should certain of our contracted customers, especially our large customers, terminate their agreements with us, our financial condition and results of operations may materially suffer. In addition, as we continue to increase our number of large customers, and the amount of revenue we receive from large customers, this risk may increase.
Due to our varied customer base and short average subscription periods, it is difficult to accurately predict our long-term customer retention rate. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our products and our global network, our development and general availability release of new products and features, and adoption to technological developments, required by customers, our prices and subscription plans, our customers’ budgetary restrictions (including reductions in spending as a result of uncertain economic conditions), mergers, acquisitions, joint ventures, and business partnerships and relationships involving our customers, the perception that competitive products provide better or less expensive options, negative public perception of us or our free and paying customers, concerns about new or amended laws, rules, or regulations that increase the risk of using cloud-based solutions or our network and products specifically, and deteriorating general economic conditions.
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions or additional paid products and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans if they do not see the marginal value in paying for our higher-cost plans, thereby impacting our ability to increase revenue. For example, during the second quarter of 2022, we experienced a meaningful reduction in the number of paying customers under our pay-as-you-go subscription plans due in part to such customers converting to our free plans. Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade is justified by the additional functionality. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. Our customers’ decision whether to upgrade their subscription or to continue any such previously chosen upgrade is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
•longer evaluation periods, more detailed evaluations, and more cumbersome contract negotiation and approval processes, including potential requirements for such purchasing decisions to be approved by senior executives of such companies;
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
Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan lasted less than one quarter. We have, however, in recent quarters experienced a lengthening of the sales cycle for new large customers, and such lengthening of our sales cycle could be further exacerbated in the future to the extent that macroeconomic conditions further deteriorate. As our sales force continues to target an increasing number of large customers for new and expanded product sales, these larger enterprises may undertake a more significant evaluation and negotiation processes than we have experienced in the past, which could further lengthen our sales cycle materially.
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
The ongoing COVID-19 pandemic, the Russia-Ukraine conflict, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.

The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of new COVID-19 variants, the Russia-Ukraine conflict, and the related challenging macroeconomic conditions globally and in many countries, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, the sales cycle for new customers of our technology and services could lengthen in the future as a result of the pandemic and macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the COVID-19 pandemic and Russia-Ukraine conflict continue. For example, during the first half of this year, potentially as a result of these various macroeconomic impacts on our customers, we experienced a lengthening of the sales cycle for our large customers, a slowdown in our pipeline of potential new customers, and a lengthening of the timing of payment from some of our customers.
Any of the negative impacts of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, and the related challenging macroeconomic conditions, including, among others, those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed below in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the COVID-19 pandemic, the Russia-Ukraine conflict, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•point-cloud solution vendors, including cloud security vendors such as Zscaler, Inc., Cisco Systems Inc. through Umbrella, and Menlo Security, Inc., content delivery network vendors such as Akamai Technologies, Inc., Fastly, Inc., and Edgio, Inc., domain name system vendors services such as Oracle Corporation through DYN, Neustar Security Services, email security vendors such as Mimecast Limited and Proofpoint, Inc., and cloud SD-WAN vendors; and
•traditional public cloud vendors, such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud.

Many of our existing and potential competitors have or could have substantial competitive advantages including, among others:
•greater name recognition;
•longer operating histories and larger customer bases;
•larger sales and marketing budgets and capital resources;
•broader distribution and established relationships with channel partners and customers;
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
A majority of our revenue in the six months ended June 30, 2022 was from contracted customers that were acquired through our inside and field sales teams, and we expect the amount of our revenue from these customers will continue to increase for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to attract and retain qualified sales personnel and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. In addition, our ability to effectively recruit and retain qualified sales personnel outside the United States is reduced if we do not have a local subsidiary and office in that country or, if we do have such a subsidiary and office, we will experience increased costs in operating in that country.

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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 2,050 employees as of June 30, 2021 to 3,063 employees as of June 30, 2022. We also have opened offices in a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•successfully acquiring and integrating companies and assets to improve, expand, and diversify our business and products through strategic acquisitions, investments, and partnerships;
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
•changes in laws and regulations that impact our business; and
•general political, regulatory, economic, market, and social conditions, including inflation, rising interest rates, and other impacts of the ongoing COVID-19 pandemic or the Russia-Ukraine conflict.
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
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, we increased our operating expenses to $243.3 million from $146.3 million in the three months ended June 30, 2022 and 2021, respectively, and increased our operating expenses to $448.4 million and $283.5 million in the six months ended June 30, 2022 and 2021, respectively. In the three months ended June 30, 2022 and 2021, our net loss increased to $63.5 million from $35.5 million, respectively, and in the six months ended June 30, 2022 and 2021, our net loss increased to $104.9 million from $75.5 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
If we are not able to maintain and promote our brand, our business and results of operations may be adversely affected.
We believe that maintaining and enhancing our reputation as a provider of products with the highest levels of security, performance, and reliability is critical to our relationship with our existing customers and our ability to attract new customers. The successful promotion of our brand will depend on a number of factors, including the reliability of our network on which we provide our products and the record of security, performance, and reliability of our products; the timing of releases of our products and related features after the public announcement of such expected products and features; our marketing efforts; our ability to continue to develop high-quality features and products for our network; and our ability to successfully differentiate our products from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue.
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

Adverse economic conditions, including reduced spending on products and solutions for network security, performance, and reliability, and the impacts of geopolitical developments and uncertainty, may adversely impact our revenue and profitability.
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
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 9.1% for June 2022. In response to high levels of inflation and recession fears, the U.S. Federal Reserve has raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and other similar effects. A further downturn in economic conditions, including inflation, rising interest rates, a reduction in business confidence and activity, the curtailment of government or corporate spending, volatile financial markets, ongoing supply chain disruptions, reduced demand for products and services across a variety of industries, and the impacts of COVID-19, the Russia-Ukraine conflict, and other geopolitical developments and uncertainty have in the past and may in the future affect our business and our current and prospective customers and their industries adversely. For example, during an economic downturn, our customers may suffer from reduced operating budgets. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products. Moreover, our competitors may respond to market conditions by lowering prices and attempting to lure away our customers. Weak economic conditions, including a reduction in spending on products and solutions for security, performance, and reliability, could reduce sales, lengthen sales cycles, increase churn, and lower demand for our products, any of which could adversely affect our business, results of operations, and financial condition.
We continue to monitor the ongoing economic and geopolitical conditions to assess possible implications to our business and to take appropriate actions in an effort to mitigate the adverse consequences of uncertainty or negative trends. However, there can be no assurances that initiatives we undertake will be sufficient or successful. If there is an economic downturn or adverse geopolitical developments that affect our current and prospective customers, or if we are unable to address and mitigate the risks associated with any of the foregoing, our business, results of operations and financial condition could be adversely affected.
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
We generally recognize revenue from customers ratably over the term of their subscription, which in the case of our contracted customers typically range from one to three years and in the case of our pay-as-you-go customers is typically monthly. Consequently, any increase or decline in new sales or renewals to these customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, liability and equity allocation of our 0.75%

Convertible Senior Notes due 2025 (the 2025 Notes) and our 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes), the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic and other geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflict between Russia and Ukraine, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Part of our business strategy is to make acquisitions of other companies, products, and technologies. To date, our acquisitions typically have consisted of companies that have developed technology that is complementary to our business but have small numbers of employees and little, if any, customers and revenue. For example, in January 2020, we acquired S2 Systems Corporation, a company that has developed browser isolation technology that we now sell as part of our Zero Trust solutions but had less than ten employees and generally no revenue. However, we expect the number of acquisitions that we undertake to increase and some of the businesses we acquire will have significantly larger numbers of employees and customers and more global operations. For example, in April 2022, we acquired Area 1 Security, Inc., a company that has developed cloud-native email security technology and has a significantly greater number of employees and customers than our prior acquisitions.
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
We rely on assumptions and estimates to calculate certain of our key business metrics, such as dollar-based net retention rate. We regularly review and may adjust our processes for calculating our key business metrics to improve their accuracy. Our key business metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or we may discover inaccuracies in our process for calculating such metrics. For example, during the quarter ended March 31, 2022, we experienced a system error that caused the calculation of our paying customers for such quarter to be overstated by 5,925 pay-as-you-go customers. If investors or analysts do not perceive our key business metrics to be accurate representations of our business, or if we discover material inaccuracies in our key business metrics, our reputation, business, results of operations, and financial condition would be harmed.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our IPO and in the issuances and sales of the Notes in 2020 and 2021. Although we currently anticipate that our existing cash, cash equivalents, and available-for-sale securities, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.

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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 275 cities and over 100 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, and the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately on our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during the ongoing COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
Additionally, in the absence of malicious actions, our network and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended and the likelihood of these problems may increase as we continue to expand the number and complexity of products that we offer to our customers through our global network. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our network and products. In addition, deployment of our network and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. Any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our network and products are insecure, underperforming, or unreliable. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In July 2020, a configuration error in our backbone network caused increased latency and slowness for customers using our products in certain areas lasting approximately 30 minutes. In June 2022, we suffered an outage of approximately 1-1/2 hours that affected traffic in 19 of our co-location facilities as a result of an internal change to the network configuration in those locations. While the June 2019 route leak and the July 2019, April 2020, July 2020, and June 2022 outages did not have a material impact on our results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future.
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
As of June 30, 2022, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 275 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. We also previously experienced other network interruptions in a June 2019 route leak and other network outages in July 2019, April 2020, July 2020, and June 2022. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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

While we do not consider them to have been material, we have experienced, and may in the future experience, network disruptions and other performance problems due to a variety of factors. For example, in July 2019, we deployed an update to our web application firewall and certain aspects of the related software code resulted in excessive consumption of computing resources across our network, resulting in an outage on our network. In April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. In addition, in July 2020, a configuration error in our backbone network caused increased latency and slowness for customers using our products in certain areas lasting approximately 30 minutes, and in June 2022, we suffered an outage of approximately 1-1/2 hours that affected traffic in 19 of our co-location facilities as a result of an internal change to the network configuration in those locations.
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
Our Enterprise subscription plan agreements and our Business subscription plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise subscription plan and our Business subscription plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our network and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our network and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, the June 2019 route leak and July 2019, April 2020, July 2020, and June 2022 outages triggered certain of these types of obligations. The impact of the June 2019 route leak and the July 2019, April 2020, July 2020, and June 2022 outages did not have a material impact on our results of operations or financial condition; however, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The number of data protection laws globally is rising as well as more countries have in place or are exploring new or updated comprehensive data protection regimes. Some countries are also considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. For example, both China and Japan maintain comprehensive privacy and data protection regimes that, among other matters, regulate cross-border data transfers. In addition, the interpretation of existing privacy, data protection, and information security laws and regulations by governmental entities and the courts may change significantly over time in a manner that can have a significantly adverse impact on both our business and our customers’ businesses. For example, in July 2020, the Court of Justice of the European Union (CJEU) in the "Schrems II" case invalidated the U.S.-EU Privacy Shield that was widely used under the GDPR to allow for the lawful transfer of personal data of European Economic Area (EEA) residents to the United States for processing and placed additional requirements on the use of the EU Standard Contractual Clauses (EU SCCs) as a mechanism for transferring EEA personal data to the United States. In order to comply with the applicable deadlines to have updated EU SCCs, and the U.K. addendum to the EU SCCs or other appropriate contractual provisions, in place with our customers and vendors, we may incur substantial costs or need to engage in additional contract negotiations.
The CJEU decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe, including in the EEA and Switzerland. For example, on April 27, 2021, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued an opinion directing the Portuguese National Statistics Institute, I.P. (INE) to discontinue use of our services based on the GDPR. Since that time, other EU data protection authorities have also issued decisions directing EU private- and public-sector entities to stop using specific U.S. cloud service providers where they found that use of those providers resulted in the transfer of EEA personal data to the United States in a manner that did not meet the standard set in the Schrems II case. In March 2022, the European Commission and the United States committed to a new Trans-Atlantic Data Privacy Framework designed to address the concerns raised in the Schrems II case. While this new framework, if and when implemented, may serve as a means for cloud service providers to address concerns raised in the Schrems II case, many aspects of this new framework and steps necessary for its implementation remain uncertain, and it is unclear we will find it appropriate for our use or seek to use it. It also may be subject to legal challenge. We may continue to see more findings from privacy regulators against cloud service providers relating to cross-border personal data transfers, and may find it necessary or appropriate to modify our policies and practices to address any such findings or other legislative developments relating to cross-border personal data transfers. Implementing any new guidance from applicable regulatory authorities and otherwise responding to or addressing developments relating to cross-border personal data transfers may result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual negotiations, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.

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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in the United States and various individual U.S. states. In the United States, various federal laws and regulations already apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, and the Gramm-Leach-Bliley Act. In addition, there are also a number of recently enacted or proposed U.S. federal and state privacy and data protection bills in Congress and state legislatures across the country. For example, the California Consumer Privacy Act (the CCPA) went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. An additional California privacy law and privacy laws in Colorado, Connecticut, Utah, and Virginia will go into effect in 2023. Moreover, numerous other U.S. states in which we operate and the U.S. federal government are also considering privacy legislation.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 47% and 48% of our revenue from our international customers for the three months ended June 30, 2022 and 2021, respectively, and 47% and 48% of our revenue from our international customers for the six months ended June 30, 2022 and 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 275 cities and over 100 countries worldwide as of June 30, 2022. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Geopolitical events, including the ongoing conflict between Russia and Ukraine, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In addition, heightened use of trade restrictions and sanctions, including tariffs or prohibitions on technology transfers to achieve diplomatic ends could impact our ability to conduct our business as planned.

As discussed in greater detail above in our risk factors, in July 2020, the CJEU invalidated the U.S.-EU Privacy Shield, and this decision may result in data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EEA, Switzerland, and the United Kingdom to the United States. In addition, new cross-border data regulations in Japan and China are raising similar concerns among our current and potential customers in those regions as well. As a result of this uncertainty, our current and potential customers in those regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. Further, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. In January, July, September, and December 2020, as well as March, June, September, and November 2021, and May 2022, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.

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
Substantially all of our sales contracts are denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar has increased and may continue to increase the real cost of our products to our customers outside of the United States, which could reduce demand for our products and adversely affect our financial condition and results of operations.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of June 30, 2022, we had more than 217 issued patents and 78 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including inflation and related changes in monetary policy, rising interest rates, and other impacts of the ongoing COVID-19 pandemic or the Russia-Ukraine conflict.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 74.9% of the voting power of our capital stock, with our co-founders together holding approximately 56.0% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
On April 1, 2022, we acquired Area 1 Security, Inc., a Delaware corporation (Area 1), pursuant to the terms and conditions of an agreement and plan of merger. Under the terms of the merger agreement, we issued approximately 502,000 shares of Class A common stock to previous holders of Area 1 equity interests. A portion of these shares are also subject to (i) a purchase price adjustment holdback, which lasts for up to 5 months from the acquisition date, subject to the purchase price adjustment, or (ii) an indemnity holdback, which lasts for approximately 12 months from the acquisition date, subject to offset resulting from any indemnification obligations that may arise.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	May 7, 2020
10.1+	Area 1 Security Inc., 2013 Stock Incentive Plan	S-8	333-264158	4.2	April 6, 2022
10.2+	Form of Amended and Restated Performance Stock Option Agreement	8-K	001-39039	10.1	April 21, 2022
10.3*	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of May 31, 2022.
10.4*	First Amendment to the Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of June 17, 2022.
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: August 4, 2022	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2022	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)