Form 10-Q
period 2022-09-30
Cloudflare, Inc.
filed 2022-11-03
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 20, 2022, 284,682,114 shares of the registrant's Class A common stock were outstanding and 43,942,845 shares of the registrant's Class B common stock were outstanding.

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
•the impact of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•our ability to attract, integrate, and retain key personnel and other highly qualified personnel;
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
•We rely on our co-founders and other key technical, sales, and management personnel to grow our business, and the loss of one or more key employees or the inability to successfully attract, integrate, and retain qualified senior management and other personnel, or the failure of new members of our management team to successfully lead and scale our business could harm our business.
•The ongoing COVID-19 pandemic, the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or tensions, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$137,838	$313,777
Available-for-sale securities	1,498,424	1,508,066
Accounts receivable, net	126,868	95,543
Contract assets	7,211	6,079
Restricted cash short-term	10,709	2,958
Prepaid expenses and other current assets	34,737	29,433
Total current assets	1,815,787	1,955,856
Property and equipment, net	264,132	183,736
Goodwill	149,122	23,530
Acquired intangible assets, net	37,371	1,254
Operating lease right-of-use assets	132,962	130,314
Deferred contract acquisition costs, noncurrent	87,282	70,320
Restricted cash	471	4,223
Other noncurrent assets	3,490	2,838
Total assets	$2,490,617	$2,372,071
Liabilities, Temporary Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,227	$26,086
Accrued expenses and other current liabilities	55,070	38,085
Accrued compensation	42,573	65,905
Operating lease liabilities	28,526	25,175
Liability for early exercise of unvested stock options	2,493	4,651
Deferred revenue	171,398	116,546
Current portion of convertible senior notes, net	—	12,117
Total current liabilities	339,287	288,565
Convertible senior notes, net	1,435,030	1,146,877
Operating lease liabilities, noncurrent	104,017	109,037
Deferred revenue, noncurrent	8,686	4,680
Other noncurrent liabilities	9,608	7,114
Total liabilities	1,896,628	1,556,273

Commitments and contingencies (Note 8)
Temporary equity, convertible senior notes	—	4,439

Stockholders’ Equity:
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of September 30, 2022 and December 31, 2021; 284,229 and 277,708 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	283	277
Class B common stock; $0.001 par value; 315,000 shares authorized as of September 30, 2022 and December 31, 2021; 44,111 and 45,904 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	44	44
Additional paid-in capital	1,404,934	1,494,512
Accumulated deficit	(793,974)	(680,829)
Accumulated other comprehensive loss	(17,298)	(2,645)
Total stockholders’ equity	593,989	811,359
Total liabilities, temporary equity and stockholders’ equity	$2,490,617	$2,372,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$253,857	$172,347	$700,541	$462,830
Cost of revenue	61,967	37,525	164,822	104,638
Gross profit	191,890	134,822	535,719	358,192
Operating expenses:
Sales and marketing	116,033	85,877	333,712	231,846
Research and development	76,432	46,770	218,600	127,646
General and administrative	45,372	28,669	133,919	85,320
Total operating expenses	237,837	161,316	686,231	444,812
Loss from operations	(45,947)	(26,494)	(150,512)	(86,620)
Non-operating income (expense):
Interest income	3,852	385	6,554	1,302
Interest expense	(1,512)	(12,448)	(4,109)	(33,126)
Loss on extinguishment of debt	—	(72,234)	—	(72,234)
Other income (expense), net	2,433	361	2,179	(368)
Total non-operating income (expense), net	4,773	(83,936)	4,624	(104,426)
Loss before income taxes	(41,174)	(110,430)	(145,888)	(191,046)
Provision for (benefit from) income taxes	1,372	(3,095)	1,576	(8,238)
Net loss	$(42,546)	$(107,335)	$(147,464)	$(182,808)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.34)	$(0.45)	$(0.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	326,590	314,543	325,457	309,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(42,546)	$(107,335)	$(147,464)	$(182,808)
Other comprehensive loss:
Change in unrealized loss on investments, net of tax	(1,220)	(167)	(14,653)	(374)
Other comprehensive loss	(1,220)	(167)	(14,653)	(374)
Comprehensive loss	$(43,766)	$(107,502)	$(162,117)	$(183,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	282,774	$282	44,623	$43	$1,347,671	$(751,428)	$(16,078)	$580,490
Issuance of common stock upon exercise of stock options	54	—	205	1	2,152	—	—	2,153
Vesting of shares issued upon early exercise of stock options	—	—	—	—	656	—	—	656
Issuance of common stock related to settlement of RSUs	411	1	282	—	(1)	—	—	—
Tax withholding on RSU settlement	—	—	(9)	—	(713)	—	—	(713)
Conversion of Class B to Class A common stock	990	—	(990)	—	—	—	—	—
Stock-based compensation	—	—	—	—	55,169	—	—	55,169
Net loss	—	—	—	—	—	(42,546)	—	(42,546)
Other comprehensive loss	—	—	—	—	—	—	(1,220)	(1,220)
Balance as of September 30, 2022	284,229	$283	44,111	$44	$1,404,934	$(793,974)	$(17,298)	$593,989
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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2022
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	277,708	$277	45,904	$44	$1,494,512	$(680,829)	$(2,645)	$811,359
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	(318,756)	34,319	—	(284,437)
Issuance of common stock in connection with acquisition	522	1	—	—	65,504	—	—	65,505
Issuance of restricted stock in connection with acquisition	52	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	212	—	1,392	2	8,128	—	—	8,130
Repurchases of unvested common stock	(2)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	23	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	2,215	—	—	2,216
Issuance of common stock related to settlement of RSUs	1,229	1	870	1	(2)	—	—	—
Tax withholding on RSU settlement	—	—	(23)	—	(1,977)	—	—	(1,977)
Conversion of Class B to Class A Common stock	4,055	4	(4,055)	(4)	—	—	—	—
Common stock issued under employee stock purchase plan	154	—	—	—	8,688	—	—	8,688
Settlement of common stock in connection with convertible senior notes	299	—	—	—	(201)	—	—	(201)
Stock-based compensation	—	—	—	—	146,823	—	—	146,823
Net loss	—	—	—	—	—	(147,464)	—	(147,464)
Other comprehensive loss	—	—	—	—	—	—	(14,653)	(14,653)
Balance as of September 30, 2022	284,229	$283	44,111	$44	$1,404,934	$(793,974)	$(17,298)	$593,989
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2021
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	249,401	$249	59,239	$55	$1,236,993	$(420,520)	$163	$816,940
Issuance of common stock upon exercise of stock options	567	—	2,705	3	16,799	—	—	16,802
Repurchases of unvested common stock	(74)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	35	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	3,003	—	—	3,004
Issuance of common stock related to settlement of RSUs	1,083	1	990	1	(2)	—	—	—
Tax withholding on RSU settlement	—	—	(22)	—	(2,033)	—	—	(2,033)
Conversion of Class B to Class A common stock	14,908	15	(14,908)	(15)	—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	262,077	—	—	262,077
Purchases of capped calls related to convertible senior notes	—	—	—	—	(86,293)	—	—	(86,293)
Issuance of common stock in connection with partial repurchase of convertible senior notes	7,559	8	—	—	920,241	—	—	920,249
Equity component of extinguishment of convertible senior notes	—	—	—	—	(965,684)	—	—	(965,684)
Common stock issued under employee stock purchase plan	131	—	—	—	7,174	—	—	7,174
Stock-based compensation	—	—	—	—	64,096	—	—	64,096
Net loss	—	—	—	—	—	(182,808)	—	(182,808)
Other comprehensive loss	—	—	—	—	—	—	(374)	(374)
Balance as of September 30, 2021	273,575	$273	48,039	$45	$1,456,371	$(603,328)	$(211)	$853,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(147,464)	$(182,808)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	72,702	48,275
Non-cash operating lease costs	26,954	17,740
Amortization of deferred contract acquisition costs	32,019	20,688
Stock-based compensation expense	142,545	61,638
Amortization of debt discount and issuance costs	3,497	30,488
Net accretion of discounts and amortization of premiums on available-for-sale securities	3,666	6,004
Deferred income taxes	(1,603)	(10,678)
Provision for bad debt	3,140	2,911
Loss on extinguishment of debt	—	72,234
Exchange of convertible senior notes attributable to the accreted interest related to debt discount	—	(29,353)
Other	575	111
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(32,831)	(24,117)
Contract assets	(1,132)	(1,511)
Deferred contract acquisition costs	(48,981)	(38,119)
Prepaid expenses and other current assets	(7,367)	723
Other noncurrent assets	1,398	1,462
Accounts payable	685	5,820
Accrued expenses and other current liabilities	(23,643)	22,147
Operating lease liabilities	(31,271)	(16,315)
Deferred revenue	51,909	40,140
Other noncurrent liabilities	674	(3,449)
Net cash provided by operating activities	45,472	24,031
Cash Flows From Investing Activities
Purchases of property and equipment	(103,461)	(64,652)
Capitalized internal-use software	(15,440)	(11,105)
Cash paid for acquisitions, net of cash acquired	(88,187)	—
Purchases of available-for-sale securities	(755,097)	(1,060,883)
Sales of available-for-sale securities	—	15,756
Maturities of available-for-sale securities	746,420	766,304
Other investing activities	25	53
Net cash used in investing activities	(215,740)	(354,527)
Cash Flows From Financing Activities
Gross proceeds from issuance of convertible senior notes	—	1,293,750
Purchases of capped calls related to convertible senior notes	—	(86,293)
Cash consideration paid in exchange of convertible senior debt	—	(370,647)
Cash paid for issuance costs on convertible senior notes	—	(18,760)
Repayments of convertible senior notes	(16,571)	—
Proceeds from the exercise of stock options	8,130	16,802
Proceeds from the early exercise of stock options	62	95
Repurchases of unvested common stock	(3)	(188)
Proceeds from the issuance of common stock for employee stock purchase plan	8,687	7,174
Payment of tax withholding obligation on RSU settlement	(1,977)	(2,033)
Payment of indemnity holdback	—	(2,188)
Net cash provided by (used in) financing activities	(1,672)	837,712
Net increase (decrease) in cash, cash equivalents, and restricted cash	(171,940)	507,216
Cash, cash equivalents, and restricted cash, beginning of period	320,958	118,146
Cash, cash equivalents, and restricted cash, end of period	$149,018	$625,362
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$643	$2,957
Cash paid for income taxes, net of refunds	$1,441	$1,265
Cash paid for operating lease liabilities	$25,371	$15,919
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$3,881	$2,398
Accounts payable and accrued expenses related to property and equipment additions	$28,436	$21,677
Vesting of early exercised stock options	$2,216	$3,004
Indemnity holdback consideration associated with business combinations	$10,485	$—
Issuance of common stock related to an acquisition	$65,504	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$25,783	$74,406
Debt issuance costs, accrued but not paid	$—	$1,037
Issuance of common stock for exchange of convertible senior notes	$—	$920,249

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the ongoing COVID-19 pandemic and other geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of November 3, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
The Company adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method and therefore financial information for periods before January 1, 2022 were not impacted. Upon adoption of ASU 2020-06, the Company is no longer recording the conversion feature of its 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and its 0.00% Convertible Senior Notes due 2026 (the 2026 Notes and together with the 2025 Notes, the Notes) in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Adoption of ASU 2020-06 resulted in an increase in the carrying value of the Notes by approximately $288.9 million, of which $4.4 million was classified as a current portion of convertible senior notes, net, to reflect the full principal amount of the Notes outstanding, net of unamortized debt discount and issuance costs, a decrease in additional paid-in capital of approximately $318.8 million and temporary equity, convertible senior notes of approximately $4.4 million to remove the equity component separately recorded for the conversion option associated with the Notes and its allocated issuance costs, and a cumulative-effect adjustment of approximately $34.3 million to the beginning balance of accumulated deficit as of January 1, 2022.
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

Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and nine months ended September 30, 2022 and 2021.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$135,280	53%	$90,734	53%	$370,889	53%	$241,900	52%
Europe, Middle East, and Africa	68,149	27%	45,264	26%	185,088	26%	120,492	26%
Asia Pacific	33,801	13%	24,519	14%	96,481	14%	70,239	15%
Other	16,627	7%	11,830	7%	48,083	7%	30,199	7%
Total	$253,857	100%	$172,347	100%	$700,541	100%	$462,830	100%
The following table summarizes the revenue by type of customer:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$32,634	13%	$19,527	11%	$85,923	12%	$51,761	11%
Direct customers	221,223	87%	152,820	89%	614,618	88%	411,069	89%
Total	$253,857	100%	$172,347	100%	$700,541	100%	$462,830	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $110.4 million and $52.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Beginning balance	$80,706	$56,587	$70,320	$44,176
Capitalization of contract acquisition costs	18,377	12,793	48,981	38,119
Amortization of deferred contract acquisition costs	(11,801)	(7,773)	(32,019)	(20,688)
Ending balance	$87,282	$61,607	$87,282	$61,607

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $830.8 million. As of September 30, 2022, the Company expected to recognize 75% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of September 30, 2022 and December 31, 2021.

(in thousands)					Reported as:
September 30, 2022	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$51,389	$—	$—	$51,389	$40,680	$—	$10,709
Level I:
Money market funds	97,629	—	—	97,629	97,158	—	471
Level II:
Corporate bonds	224,490	—	(3,221)	221,269	—	221,269	—
U.S. treasury securities	968,472	1	(14,001)	954,472	—	954,472	—
Commercial paper	322,683	—	—	322,683	—	322,683	—
Subtotal	1,515,645	1	(17,222)	1,498,424	—	1,498,424	—
Total assets measured at fair value on a recurring basis	$1,664,663	$1	$(17,222)	$1,647,442	$137,838	$1,498,424	$11,180

(in thousands)					Reported as:
December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash
Cash	$64,542	$—	$—	$64,542	$64,021	$—	$521
Level I:
Money market funds	253,075	—	—	253,075	246,415	—	6,660
Level II:
Corporate bonds	202,774	16	(289)	202,501	3,341	199,160	—
U.S. treasury securities	960,278	2	(2,298)	957,982	—	957,982	—
Commercial paper	350,924	—	—	350,924	—	350,924	—
Subtotal	1,513,976	18	(2,587)	1,511,407	3,341	1,508,066	—
Total assets measured at fair value on a recurring basis	$1,831,593	$18	$(2,587)	$1,829,024	$313,777	$1,508,066	$7,181
As of September 30, 2022, the Company had $11.2 million in total restricted cash, mainly related to $10.5 million of indemnity holdback consideration associated with business combinations. For further details on the indemnity holdback, refer to Note 13 to these condensed consolidated financial statements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2022 and December 31, 2021. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,315.1 million and $966.3 million as of September 30, 2022 and December 31, 2021, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $200.6 million and $544.4 million as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, net unrealized loss on investments were $17.3 million and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. As of December 31, 2021, net unrealized gains on investments were $2.7 million net of tax and were included in accumulated other comprehensive income on the condensed consolidated balance sheets. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of September 30, 2022, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2022, the fair value of the 2026 Notes was $1,016.7 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
The Company carries the 2025 Notes issued in May 2020 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2022, the fair value of the 2025 Notes was $255.0 million. The fair value of the 2025 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2025 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of September 30, 2022 and December 31, 2021.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $2.4 million and $2.6 million, respectively. Provision for bad debt for the three months ended September 30, 2022 and 2021 was $1.1 million and $0.9 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $3.1 million and $2.9 million, respectively. Write-off of uncollectible accounts receivable for the three months ended September 30, 2022 and 2021 was $1.5 million and $0.9 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $3.3 million and $2.2 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021

	(in thousands)
Property and equipment:
Servers—network infrastructure	$222,171	$151,462
Construction in progress	65,612	41,424
Capitalized internal-use software	82,651	63,331
Office and computer equipment	36,973	24,451
Office furniture	6,712	5,927
Software	5,252	4,032
Leasehold improvements	20,028	12,892
Asset retirement obligation	826	430
Gross property and equipment	440,225	303,949
Less accumulated depreciation and amortization	(176,093)	(120,213)
Total property and equipment, net	$264,132	$183,736
Depreciation and amortization expense on property and equipment for the three months ended September 30, 2022 and 2021 was $21.9 million and $16.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $60.8 million and $45.2 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $5.1 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, and $14.7 million and $13.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Goodwill
As of September 30, 2022 and December 31, 2021, the Company's goodwill was $149.1 million and $23.5 million, respectively. During the nine months ended September 30, 2022, the Company recorded $5.0 million and $120.8 million of goodwill in connection with the acquisition of Vectrix Security, Inc. (Vectrix) and Area 1 Security, Inc. (Area 1), respectively. For further details on these acquisitions, refer to Note 13 to these condensed consolidated financial statements. No goodwill impairments were recorded during the nine months ended September 30, 2022 and 2021.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$14,879	$25,221
Customer relationships	11,600	725	10,875
Trade name	1,700	425	1,275
Total acquired intangible assets, net	$53,400	$16,029	$37,371

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$7,000	$5,746	$1,254
Total acquired intangible assets, net	$7,000	$5,746	$1,254
The estimated useful life of the Company’s acquired developed technology and trade name intangible assets is two years and the estimated useful life of the Company's acquired customer relations intangible assets is eight years. The Company recorded preliminary amounts of $30.0 million, $11.6 million, and $1.7 million of developed technology, customer relationships, and trade name, respectively, in connection with the acquisition of Area 1 during the three months ended June 30, 2022. For further details on this acquisition, refer to Note 13 to these condensed consolidated financial statements.
Amortization of acquired intangible assets was $4.9 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $10.3 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2022 (remaining three months)	$4,887
2023	19,404
2024	5,468
2025	1,450
2026	1,450
Thereafter	4,712
Total	$37,371
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the U.S. and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 8.8 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 6.8 years. All of the Company's leases are classified as operating leases.
The Company also subleased one of its leased office spaces. The lease term of the sublease ended during the three months ended June 30, 2021. Sublease income, which is recorded as a reduction of rent expense, was $1.1 million for the nine months ended September 30, 2021.

The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$8,848	$6,736	$26,954	$17,740
Sublease income	—	—	—	(1,096)
Total lease cost	$8,848	$6,736	$26,954	$16,644
Variable lease cost and short-term lease cost for the three and nine months ended September 30, 2022 and September 30, 2021 were not material.
As of September 30, 2022, the Company had $47.0 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between October 2022 and July 2026 and have an average lease term of 4.8 years.
As of September 30, 2022, the weighted-average remaining term of the Company’s operating leases was 5.5 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.0%.

Maturities of the operating lease liabilities as of September 30, 2022 are as follows:

September 30, 2022
(in thousands)
2022 (remaining three months)	$968
2023	33,034
2024	30,637
2025	23,623
2026	20,704
Thereafter	41,529
Total lease payments	$150,495
Less: Imputed interest	$(17,952)
Total operating lease liabilities	$132,543
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
None of the circumstances described in the paragraphs above were met during the three months ended September 30, 2022.
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
Based on the closing price of the Company's Class A common stock of $55.31 on September 30, 2022, the if-converted value of the 2026 Notes does not exceed its principal amount. The remaining life of the 2026 Notes was approximately 47 months as of September 30, 2022.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The

2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of September 30, 2022, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2025 Notes. The total net proceeds from the issuance of the 2025 Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million. Immediately following the closings of the 2025 Notes Exchange (defined below) and other conversions that have since been completed, $158.4 million in aggregate principal amount of the 2025 Notes remained outstanding as of September 30, 2022.
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
The circumstances described in paragraph (1) above were met during the third quarter of 2022 and as a result, the 2025 Notes are convertible at the option of the holder from October 1, 2022 until December 31, 2022.
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
During the nine months ended September 30, 2022, the Company settled conversions of approximately $16.6 million aggregate principal amount of the 2025 Notes. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of 298,909 shares of the Company's Class A common stock for the remainder associated with the conversion premium. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's condensed consolidated balance sheets.
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
Based on the closing price of the Company's Class A common stock of $55.31 on September 30, 2022, the if-converted value of the 2025 Notes exceeded its principal amount by approximately $75.7 million. The remaining life of the 2025 Notes was approximately 32 months as of September 30, 2022.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls and, together with the 2026 Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of September 30, 2022, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised in connection with the 2025 Notes Exchange. As of September 30, 2022, no 2025 Capped Calls were exercised in connection with the 2025 Notes conversion requests.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
The net carrying amounts of the Notes were as follows:

	September 30, 2022		December 31, 2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Principal	$1,293,750	$158,429	$1,293,750	$175,000
Unamortized debt discount(1)	—	—	(248,179)	(45,382)
Unamortized debt issuance costs	(15,337)	(1,812)	(14,541)	(1,654)
Carrying amount, net	$1,278,413	$156,617	$1,031,030	$127,964
(1)The carrying value of the equity components of the 2025 Notes and 2026 Notes as of December 31, 2021 was eliminated upon the adoption of ASU 2020-06. Refer to Note 2 to these condensed consolidated financial statements.
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,
	2022		2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$297	$—	$678
Amortization of debt discount(1)	—	—	6,000	5,682
Amortization of debt issuance costs	990	175	397	255
Total	$990	$472	$6,397	$6,615

	Nine Months Ended September 30,
	2022		2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$904	$—	$2,834
Amortization of debt discount(1)	—	—	6,000	23,029
Amortization of debt issuance costs	2,969	528	397	1,062
Total	$2,969	$1,432	$6,397	$26,925
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
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2022 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of September 30, 2022.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $30.8 million and $19.6 million for the three months ended September 30, 2022 and 2021, respectively, and $84.5 million and $54.6 million for the nine months ended September 30, 2022 and 2021, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of September 30, 2022. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of September 30, 2022
	Total	2022 (remaining three months)	2023	2024	2025	2026	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$65,812	$10,983	$36,630	$8,249	$2,579	$2,274	$5,097
Bandwidth and other co-location related commitments(2)	119,052	12,182	40,047	28,086	16,307	10,938	11,492
Other commitments(3)	10,485	—	10,485	—	—	—	—
Total	$195,349	$23,165	$87,162	$36,335	$18,886	$13,212	$16,589
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2022 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2022.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 284,229,132 and 277,707,635 shares of Class A common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. The number of shares of Class B common stock issued and outstanding was 44,110,898 and 45,904,227, as of September 30, 2022 and December 31, 2021, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of September 30, 2022 and December 31, 2021, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	September 30, 2022	December 31, 2021

	(in thousands)
2025 Notes	5,503	6,078
2026 Notes	10,311	10,311
Stock options issued and outstanding	16,635	13,603
Remaining shares available for issuance under the 2019 Plan(1)	48,055	30,761
Outstanding and unsettled restricted stock units	7,682	7,417
Shares available for issuance under the Employee Stock Purchase Plan	11,139	8,056
Total shares of common stock reserved	99,325	76,226
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
Stock Options
Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. The stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant. The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the nine months ended September 30, 2022:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	13,603	$12.47	6.0	$1,726,440
Options granted	5,074	$102.94
Options exercised	(1,627)	$4.62		$140,308
Options canceled/forfeited/expired	(415)	$84.54
Balances as of September 30, 2022	16,635	$97.92	4.3	$616,201
Vested and expected to vest as of September 30, 2022	16,372	$33.27	4.3	$602,417
Exercisable as of September 30, 2022	11,155	$2.68	5.1	$586,975
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 3,558,336 and 6,229,524 options that were unvested as of September 30, 2022 and December 31, 2021, respectively.
The total grant date fair value for vested options in the nine months ended September 30, 2022 and 2021 was $7.3 million and $11.4 million, respectively.
As of September 30, 2022 and December 31, 2021, there was $268.0 million and $20.1 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 4.5 years and 2.3 years, respectively.

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

Nine Months Ended September 30,
2022
Expected term (in years)	9.81
Expected volatility	59.0%
Risk-free interest rate	2.8%
Dividend yield	—
The weighted-average grant date fair value of the Other Performance Awards was $58.85 per share.
The Company recognizes stock-based compensation expense for the Other Performance Awards based on the grand date fair value on an expense attribution method over the requisite service period of 5.24 years. The total stock-based compensation expense for the Other Performance Awards for the three and nine months ended September 30, 2022 was $14.2 million and $26.8 million, respectively. As of September 30, 2022, there was $243.0 million of unrecognized stock-based compensation expense related to the Other Performance Awards that is expected to be recognized over a weighted-average period of 4.8 years.
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

None of the Assumed Area 1 Stock Options vested during the nine months ended September 30, 2022.
The weighted-average assumptions used to determine the fair value of the Assumed Area 1 Stock Options during the nine months ended September 30, 2022 were as follows:

Nine Months Ended September 30,
2022
Expected term (in years)	2.3
Expected volatility	66.7%
Risk-free interest rate	2.5%
Dividend yield	—
The weighted-average grant date fair value of the Assumed Area 1 Stock Options was $93.32 per share.
The total stock-based compensation expense for the Assumed Area 1 Stock Options for the three and nine months ended September 30, 2022 was not material.
As of September 30, 2022, there was $12.0 million of unrecognized stock-based compensation expense related to the Assumed Area 1 Stock Options that is expected to be recognized over a weighted-average period of 2.5 years.
For further details on the Area 1 acquisition, refer to Note 13 to these condensed consolidated financial statements.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of September 30, 2022 and December 31, 2021, the Company had $2.5 million and $4.7 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,171,461 and 2,128,660, respectively.
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
In connection with the acquisition of Vectrix in January 2022, the Company issued approximately 71,000 shares of Class A common stock to former Vectrix employees who have joined the Company and previous holders of Vectrix equity interests. Of these issued shares, approximately 52,000 shares are restricted stock that is subject to vesting on a ratable basis over the four years from the acquisition date, in each case subject to remaining continuously employed. None of these restricted shares vested during the three and nine months ended September 30, 2022. The total stock-based compensation expense for shares of unvested restricted stock for the three and nine months ended September 30, 2022 was not material. As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $4.3 million. For further details on the Vectrix acquisition, refer to Note 13 to these condensed consolidated financial statements.

In connection with the acquisition of Zaraz Inc. (Zaraz) in October 2021, the Company issued approximately 48,000 shares of Class A common stock to former Zaraz employees who have joined the Company and previous holders of Zaraz equity interests. Of these issued shares, approximately 39,000 are shares of restricted stock that is subject to vesting on a ratable basis over the three years from the acquisition date, in each case subject to remaining continuously employed. The total stock-based compensation expense for such shares of unvested restricted stock for the three and nine months ended September 30, 2022 was not material. As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $4.4 million. For further details on the Zaraz acquisition, refer to Note 13 to these condensed consolidated financial statements.
In connection with the acquisition of S2 Systems Corporation (S2) in January 2020, the Company issued approximately 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, approximately 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the nine months ended September 30, 2022 and September 30, 2021 was $11.2 million and zero, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the three and nine months ended September 30, 2022 was not material. As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was not material. For further details on the S2 acquisition, refer to Note 13 to these condensed consolidated financial statements.
RSU and restricted stock activity for the nine months ended September 30, 2022 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2021	7,456	$47.36
Granted - RSUs	2,899	$78.58
Granted - Restricted stock	52	$100.29
Vested - RSUs	(2,099)	$35.29
Vested - Restricted stock	(655)	$17.06
Forfeited	(574)	$62.18
Unvested as of September 30, 2022	7,079	$61.75
Vested and not yet released	—	$—
Outstanding as of September 30, 2022	7,079	$61.75
The total grant date fair value for vested RSUs for the nine months ended September 30, 2022 and 2021 was $74.1 million and $39.5 million, respectively. The total stock-based compensation expense for RSUs for the three months ended September 30, 2022 and 2021 was $33.7 million and $18.8 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $95.6 million and $48.5 million, respectively. As of September 30, 2022 and December 31, 2021, the total unrecognized stock-based compensation expense related to unvested RSUs was $388.7 million and $176.2 million, respectively, that is expected to be recognized over a weighted-average period of 3.1 and 3.5 years, respectively.
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
During the nine months ended September 30, 2022 and September 30, 2021, respectively, 153,974 and 130,870 shares of Class A common stock were purchased under the ESPP. As of September 30, 2022 and December 31, 2021, the total unrecognized stock-based compensation expense related to the ESPP was $1.1 million and $2.6 million, respectively, that is expected to be recognized over a weighted average period of 0.1 years and 0.4 years, respectively.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Nine months ended September 30,
	2022	2021
Expected term (in years)	0.5	0.5
Risk-free interest rate	1.5%	0.04%
Expected volatility	102.5%	65.6%
Dividend yield	—%	—%
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$2,046	$672	$5,012	$1,665
Sales and marketing	11,266	6,983	32,401	19,236
Research and development	28,984	11,389	74,472	29,262
General and administrative	11,469	4,005	30,660	11,475
Total stock-based compensation expense	$53,765	$23,049	$142,545	$61,638

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(36,934)	$(5,612)	$(91,665)	$(15,670)	$(127,825)	$(19,639)	$(153,359)	$(29,449)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	283,509	43,081	268,621	45,922	282,114	43,343	259,741	49,877
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)	$(0.34)	$(0.34)	$(0.45)	$(0.45)	$(0.59)	$(0.59)
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

	September 30,
	2022	2021

	(in thousands)
2025 Notes	4,233	4,676
2026 Notes	6,761	6,761
Shares subject to repurchase	1,171	2,505
Unexercised stock options	16,635	14,722
Unvested restricted stock and RSUs	7,682	7,715
Shares issuable pursuant to the ESPP	184	141
Total	36,666	36,520
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
The Company recorded an income tax expense of $1.4 million and an income tax benefit of $3.1 million for the three months ended September 30, 2022 and 2021, respectively, and an income tax expense of $1.6 million and an income tax benefit of $8.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The provision for income taxes of $1.4 million for the three months ended September 30, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The benefit from income taxes of $3.1 million for the three months ended September 30, 2021 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
The provision for income taxes of $1.6 million for the nine months ended September 30, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions.
The benefit from income taxes of $8.2 million for the nine months ended September 30, 2021 was primarily related to excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
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
Note 13. Business Combinations
Area 1
On April 1, 2022, the Company acquired all of the outstanding shares of Area 1, a company that has developed cloud-native email security technology, for a total purchase consideration of $156.6 million. The total purchase consideration included (i) acquisition-date cash payments of $82.6 million, net of $2.5 million of cash acquired, (ii) $63.5 million in shares of the Company’s Class A common stock, (iii) a cash holdback of $9.3 million, which the Company is retaining for up to 12 months and will be payable to the previous owners of Area 1, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition, and (iv) a cash holdback of $1.1 million, which was subsequently paid to the previous owners of Area 1 during the three months ended September 30, 2022. Concurrent with the closing of the acquisition, the Company made a cash payment of $4.1 million to repay Area 1’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
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
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2022. The preliminary amounts of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $8.0 million, of which $2.6 million was recognized as compensation expense on the acquisition date. Additional compensation expense during the three and nine months ended September 30, 2022 were not material. The remaining compensation amount of $4.5 million is being recognized over a future weighted-average period of 3.3 years subject to the recipients’ continued service with the Company.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2022.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $6.5 million, of which $0.5 million was recorded as total compensation expense during the year ended December 31, 2021. Additional compensation expense during the three and nine months ended September 30, 2022 were not material. The remaining compensation amount of $4.4 million is being recognized over a future weighted-average period of 2.0 years subject to the recipients’ continued service with the Company.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	$1,400
Goodwill	6,176
Total assets acquired	7,576
Accrued compensation	(82)
Other noncurrent liabilities	(322)
Total purchase price	$7,172
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Zaraz's technology with the Company's technology. An immaterial purchase accounting adjustment to revise purchase consideration and goodwill was made during the nine months ended September 30, 2022.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million, of which $1.4 million and $4.2 million was recognized as total compensation expense during the three and nine months ended September 30, 2021. Additional compensation expense during the three and nine months ended September 30, 2022 and the remaining compensation amount were not material.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	September 30, 2022	December 31, 2021

	(in thousands)
United States	$161,843	$120,357
Rest of the world	102,289	63,379
Total property and equipment, net	$264,132	$183,736
No single country other than the United States accounted for more than 10% of total property and equipment, net as of September 30, 2022 and December 31, 2021.

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
◦International reach. Our global network, with a presence in more than 275 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 47% and 47% of our revenue in the three months ended September 30, 2022 and 2021, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
While the negative impacts directly attributable to the COVID-19 pandemic have continued to varying degrees, the Russian invasion of Ukraine in the first quarter of 2022 caused further economic instability and contributed to price increases for a wide variety of goods and services, resulting in significant inflationary pressure in the United States, Europe, and other countries around the world. In response to concerns over ongoing inflationary risks, the U.S. Federal Reserve and other central banks began to raise interest rates significantly during the first nine months of 2022 and signaled the expectation of further interest rate increases in the future. In addition, the increase in global economic uncertainty has resulted in the U.S. dollar increasing significantly in value relative to the currencies of many of the countries in which our operations are located, including the British Pound and Euro.
Although the COVID-19 pandemic, the Russia-Ukraine conflict, and the resulting impacts on inflation, interest rates, energy prices, and currency exchange rates and resulting macroeconomic uncertainty has not yet had a material adverse impact on our business, financial condition or results of operations to date, we are closely monitoring these global events and macroeconomic developments and how they may impact our and our customers’ businesses. During the first half of this year, potentially as a result of these various macroeconomic impacts on our customers, we experienced a lengthening of the sales cycle for our large customers, a slowdown in our pipeline of potential new customers, and a lengthening of the timing of payment from some of our customers. During the third quarter of 2022, the timing of customer payments rebounded and the new customer pipeline improved from last quarter, however, our sales cycle for large customers continued to lengthen. In addition, during the second and third quarters of 2022, we experienced a higher level of churn in our paying customer base due to pay-as-you-go customers converting to our free plans.
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
For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, the Russia-Ukraine conflict, macroeconomic conditions and otherwise, please refer to Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including the risk factor titled “The ongoing COVID-19 pandemic, the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or tensions, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain."

Non-GAAP Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Gross profit	$191,890	$134,822	$535,719	$358,192
Gross margin	76%	78%	76%	77%
Loss from operations	$(45,947)	$(26,494)	$(150,512)	$(86,620)
Non-GAAP income (loss) from operations	$14,830	$2,230	$18,860	$(9,284)
Operating margin	(18)%	(15)%	(21)%	(19)%
Non-GAAP operating margin	6%	1%	3%	(2)%
Net cash provided by (used in) operating activities	$42,688	$(6,918)	$45,472	$24,031
Net cash used in investing activities	$(48,887)	$(444,773)	$(215,740)	$(354,527)
Net cash provided by (used in) financing activities	$1,439	$820,183	$(1,672)	$837,712
Free cash flow	$(4,614)	$(39,732)	$(73,429)	$(51,726)
Net cash provided by (used in) operating activities (as a percentage of revenue)	17%	(4)%	6%	5%
Free cash flow margin	(2)%	(23)%	(10)%	(11)%
Paying customers	156,000	132,390	156,000	132,390
Paying customers (> $100,000 Annualized Revenue)	1,908	1,260	1,908	1,260
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$135,280	53%	$90,734	53%	$370,889	53%	$241,900	52%
Europe, Middle East, and Africa	68,149	27%	45,264	26%	185,088	26%	120,492	26%
Asia Pacific	33,801	13%	24,519	14%	96,481	14%	70,239	15%
Other	16,627	7%	11,830	7%	48,083	7%	30,199	7%
Total	$253,857	100%	$172,347	100%	$700,541	100%	$462,830	100%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Loss from operations	$(45,947)	$(26,494)	$(150,512)	$(86,620)
Add:
Stock-based compensation expense and related employer payroll taxes	55,888	28,024	155,142	75,236
Amortization of acquired intangible assets	4,889	700	10,283	2,100
Acquisition-related and other expenses	—	—	3,947	—
Non-GAAP income (loss) from operations	$14,830	$2,230	$18,860	$(9,284)
Operating margin	(18)%	(15)%	(21)%	(19)%
Non-GAAP operating margin (non-GAAP income (loss) from operations as a percentage of revenue)	6%	1%	3%	(2)%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net cash provided by (used in) operating activities	$42,688	$(6,918)	$45,472	$24,031
Less: Purchases of property and equipment	(41,896)	(28,812)	(103,461)	(64,652)
Less: Capitalized internal-use software	(5,406)	(4,002)	(15,440)	(11,105)
Free cash flow	$(4,614)	$(39,732)	$(73,429)	$(51,726)
Net cash used in investing activities	$(48,887)	$(444,773)	$(215,740)	$(354,527)
Net cash provided by (used in) financing activities	$1,439	$820,183	$(1,672)	$837,712
Net cash provided by (used in) operating activities (as a percentage of revenue)	17%	(4)%	6%	5%
Less: Purchases of property and equipment (as a percentage of revenue)	(17)%	(17)%	(14)%	(14)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	(2)%	(23)%	(10)%	(11)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 156,000 and 132,390 as of September 30, 2022 and September 30, 2021, respectively.

Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and Warp, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 1,908 and 1,260 as of September 30, 2022 and September 30, 2021, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended September 30, 2022 and September 30, 2021 were 124% and 124%, respectively.
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
Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have a full valuation allowance on our U.S. federal, U.S. state, and United Kingdom deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Revenue	$253,857	$172,347	$700,541	$462,830
Cost of revenue(1)	61,967	37,525	164,822	104,638
Gross profit	191,890	134,822	535,719	358,192
Operating expenses:
Sales and marketing(1)	116,033	85,877	333,712	231,846
Research and development(1)	76,432	46,770	218,600	127,646
General and administrative(1)	45,372	28,669	133,919	85,320
Total operating expenses	237,837	161,316	686,231	444,812
Loss from operations	(45,947)	(26,494)	(150,512)	(86,620)
Non-operating income (expense):
Interest income	3,852	385	6,554	1,302
Interest expense	(1,512)	(12,448)	(4,109)	(33,126)
Loss on extinguishment of debt	—	(72,234)	—	(72,234)
Other income (expense), net	2,433	361	2,179	(368)
Total non-operating income (expense), net	4,773	(83,936)	4,624	(104,426)
Loss before income taxes	(41,174)	(110,430)	(145,888)	(191,046)
Provision for (benefit from) income taxes	1,372	(3,095)	1,576	(8,238)
Net loss	$(42,546)	$(107,335)	$(147,464)	$(182,808)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Cost of revenue	$2,046	$672	$5,012	$1,665
Sales and marketing	11,266	6,983	32,401	19,236
Research and development	28,984	11,389	74,472	29,262
General and administrative	11,469	4,005	30,660	11,475
Total stock-based compensation expense	$53,765	$23,049	$142,545	$61,638

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	24	22	24	23
Gross margin	76	78	76	77
Operating expenses:
Sales and marketing	46	50	47	50
Research and development	30	27	31	28
General and administrative	18	16	19	18
Total operating expenses	94	93	97	96
Loss from operations	(18)	(15)	(21)	(19)
Non-operating income (expense):
Interest income	2	—	1	—
Interest expense	(1)	(7)	(1)	(7)
Loss on extinguishment of debt	—	(42)	—	(15)
Other income (expense), net	1	—	—	—
Total non-operating income (expense), net	2	(49)	—	(22)
Loss before income taxes	(16)	(64)	(21)	(41)
Provision for (benefit from) income taxes	1	(2)	—	(2)
Net loss	(17)%	(62)%	(21)%	(39)%
Comparison of Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Revenue	$253,857	$172,347	$81,510	47%	$700,541	$462,830	$237,711	51%
Revenue increased by $81.5 million, or 47%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 18% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 124% for the three months ended September 30, 2022.
Revenue increased by $237.7 million, or 51%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 18% as of September 30, 2022 compared to the three months ended September 30, 2021, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 124% for the three months ended September 30, 2022.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$61,967	$37,525	$24,442	65%	$164,822	$104,638	$60,184	58%
Gross margin	76%	78%			76%	77%
Cost of revenue increased by $24.4 million, or 65%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in the cost of revenue was primarily due to an increase of $8.5 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $4.2 million in employee-related costs due to a 42% increase in headcount in our customer support and technical operations organizations, an increase of $4.2 million of amortization expense of acquired developed technology and capitalized internal-use software, and an increase of $3.8 million in depreciation expense related to purchases of equipment located in co-location facilities. The remainder of the increase was primarily due to $3.3 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Cost of revenue increased by $60.2 million, or 58%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in the cost of revenue was primarily due to an increase of $23.3 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $12.5 million in employee-related costs due to a 42% increase in headcount in our customer support and technical operations organizations, an increase of $10.9 million in depreciation expense related to purchases of equipment located in co-location facilities, and an increase of $8.4 million of amortization expense of acquired developed technology and capitalized internal-use software. The remainder of the increase was primarily due to $7.4 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Sales and marketing	$116,033	$85,877	$30,156	35%	$333,712	$231,846	$101,866	44%
Sales and marketing expenses increased by $30.2 million, or 35%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by $23.7 million in increased employee-related costs due to a 43% increase in headcount in our sales and marketing organization, including an increase of $4.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $4.1 million in co-location and bandwidth expenses for free customers, an increase of $2.2 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, and an increase of $1.4 million in travel-related expenses, partially offset by a decrease of $3.1 million in consulting expenses.
Sales and marketing expenses increased by $101.9 million, or 44% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by $66.5 million in increased employee-related costs due to a 43% increase in headcount in our sales and marketing organization, including an increase of $13.2 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $15.5 million in co-location and bandwidth expenses for free customers, an increase of $10.3 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $4.4 million in travel-related expenses, an increase of $2.5 million in subscriptions, and an increase of $2.4 million in allocated overhead costs.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Research and development	$76,432	$46,770	$29,662	63%	$218,600	$127,646	$90,954	71%
Research and development expenses increased by $29.7 million, or 63%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by $31.5 million in increased employee-related costs due to a 44% increase in headcount in our research and development organization, including an increase of $18.1 million in stock-based compensation expense. These increases were partially offset by increased capitalized internal-use software development costs of $2.0 million.
Research and development expenses increased by $91.0 million, or 71%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by $92.5 million in increased employee-related costs due to a 44% increase in headcount in our research and development organization, including an increase of $46.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $2.9 million in allocated overhead costs, partially offset by an increased capitalized internal-use software development costs of $6.3 million.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
General and administrative	$45,372	$28,669	$16,703	58%	$133,919	$85,320	$48,599	57%
General and administrative expenses increased by $16.7 million, or 58%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by $13.3 million in increased employee-related costs due to a 35% increase in headcount in our general and administrative organization, and an increase of $2.0 million in travel-related expenses. These increases were partially offset by $1.6 million of decreased allocated overhead costs.
General and administrative expenses increased by $48.6 million, or 57%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by $37.2 million in increased employee-related costs due to a 35% increase in headcount in our general and administrative organization, an increase of $5.9 million in rent and office related costs, primarily driven by the new Austin lease that commenced in the three months ended September 30, 2021, an increase of $5.3 million in travel-related expenses, an increase of $2.9 million in professional fees for third-party accounting, consulting, and legal services, and an increase of $2.2 million in software subscription costs, cloud computing services, and payment processing fees. These increases were partially offset by $7.5 million of decreased allocated overhead costs.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Interest income	$3,852	$385	$3,467	*	$6,554	$1,302	$5,252	*
Interest income increased by $3.5 million and $5.3 million, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The increase was primarily driven by an increase in interest rates.
______________
* Not meaningful
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Interest expense	$(1,512)	$(12,448)	$10,936	(88)%	$(4,109)	$(33,126)	$29,017	(88)%
Interest expense decreased by $10.9 million and $29.0 million, or 88% and 88%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease was primarily driven by the adoption of ASU 2020-06. Upon adoption of the ASU, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. The remainder of the decrease was due to the decrease in the debt principal as a result of the 2025 Notes Exchange. Refer to Note 7 to these condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2025 Notes Exchange.
Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Other income (expense), net	$2,433	$361	$2,072	*	$2,179	$(368)	$2,547	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

Loss on Extinguishment of Debt

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$—	$(72,234)	$72,234	*	$—	$(72,234)	$72,234	*

Loss on extinguishment of debt decreased by $72.2 million for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The decrease was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Exchange. For further detail, refer to Note 7 to these condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
_______________
* Not meaningful
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$1,372	$(3,095)	$4,467	*	$1,576	$(8,238)	$9,814	*
_______________
* Not meaningful

The net change in income taxes for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is $4.5 million. The provision for income taxes of $1.4 million for the three months ended September 30, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The benefit from income taxes of $3.1 million for the three months ended September 30, 2021 was primarily related to excess tax benefits from stock-based compensation deductions in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The net change in income taxes for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is $9.8 million. The provision for income taxes of $1.6 million for the nine months ended September 30, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions. The benefit from income taxes of $8.2 million for the nine months ended September 30, 2021 was primarily related to excess tax benefits from stock-based compensation deductions and the remeasurement of deferred tax assets from an enacted tax rate change in the United Kingdom, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

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
As of September 30, 2022, we had cash and cash equivalents of $137.8 million, including $8.6 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,498.4 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of September 30, 2022, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $794.0 million as of September 30, 2022. We expect to continue to incur operating losses and cash flow from operations that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of September 30, 2022, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to these condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of September 30, 2022, we had $11.2 million recognized as total restricted cash on our consolidated balance sheets which mainly consisted of $10.5 million of indemnity holdback consideration associated with business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$45,472	$24,031
Net cash used in investing activities	$(215,740)	$(354,527)
Net cash provided by (used in) financing activities	$(1,672)	$837,712
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2022 was $45.5 million, which resulted from a net loss of $147.5 million, adjusted for non-cash charges of $283.5 million and net cash outflow of $90.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $142.5 million for stock-based compensation expense, $72.7 million for depreciation and amortization expense, $32.0 million for amortization of deferred contract acquisition costs, $27.0 million for non-cash operating lease costs, $3.7 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $3.5 million for amortization of convertible note issuance costs, and $3.1 million for provision of bad debt, which were partially offset by $1.6 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $49.0 million increase in deferred contract acquisition costs due to the addition of new customers, a $32.8 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $31.3 million decrease in operating lease liabilities, a $23.6 million decrease in accrued expenses and other current liabilities, a $7.4 million increase in prepaid expenses and other assets, and a $1.1 million increase in contract assets, which were partially offset by a $51.9 million increase in deferred revenue and a $1.4 million increase in other noncurrent assets.
Net cash provided by operating activities during the nine months ended September 30, 2021 was $24.0 million, which resulted from a net loss of $182.8 million, adjusted for non-cash charges of $249.4 million, the 2025 Notes Exchange attributable to the accreted interest related to debt discount of $29.4 million, and net cash outflow of $13.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $72.2 million for loss on extinguishment of debt, $61.6 million for stock-based compensation expense, $48.3 million for depreciation and amortization expense, $30.5 million for amortization of convertible note discount and issuance costs, $20.7 million for amortization of deferred contract acquisition costs, $17.7 million for non-cash operating lease costs, $6.0 million for net accretion of discounts and amortization of premiums on available-for-sale securities, and $2.9 million for provision of bad debt, which were partially offset by $10.7 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $38.1 million increase in deferred contract acquisition costs due to the addition of new customers, a $24.1 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $16.3 million decrease in operating lease liabilities, and a $3.4 million decrease in other noncurrent liabilities, which were partially offset by a $40.1 million increase in deferred revenue, a $22.1 million increase in accrued expenses and other current liabilities, and a $5.8 million increase in accounts payable.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 of $215.7 million resulted primarily from the purchases of available-for-sale securities of $755.1 million, capital expenditures of $103.5 million, cash paid for acquisitions, net of cash acquired of $88.2 million, and capitalization of internal-use software development costs of $15.4 million, which were partially offset by the maturities of available-for-sale securities of $746.4 million.
Net cash used in investing activities during the nine months ended September 30, 2021 of $354.5 million resulted primarily from the purchases of available-for-sale securities of $1,060.9 million, capital expenditures of $64.7 million, and the capitalization of internal-use software development costs of $11.1 million, which were partially offset by maturities of available-for-sale securities of $766.3 million and sales of available-for-sale securities of $15.8 million.
Financing Activities
Net cash used in financing activities of $1.7 million during the nine months ended September 30, 2022 was primarily due to $16.6 million of repayments of convertible senior notes, and $2.0 million payment of tax withholding on RSU settlements, which were partially offset by $8.7 million of proceeds from the issuance of common stock under the 2019 Employee Stock Purchase Plan (ESPP), and $8.2 million of proceeds from the exercise of vested and unvested stock options.
Net cash provided by financing activities of $837.7 million during the nine months ended September 30, 2021 was primarily due to $1,293.8 million of gross proceeds from issuance of the 2026 Notes, $16.9 million of proceeds from the exercise of vested and unvested stock options and $7.2 million of proceeds from the issuance of common stock pursuant to the ESPP, which were partially offset by $370.6 million of cash consideration paid in the 2025 Notes Exchange, $86.3 million purchases of capped calls related to the 2026 Notes, $18.8 million of cash paid for issuance costs on convertible senior notes, $2.2 million payment of the S2 indemnity holdback, and $2.0 million payment of tax withholding on RSU settlements.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the ongoing COVID-19 pandemic and other geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 3, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no significant changes to these policies for the nine months ended September 30, 2022.
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
Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of $137.8 million and available-for-sale securities of $1,498.4 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the nine months ended September 30, 2022 and 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
Future litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, see "Risk Factors - Activities of our paying and free customers or the content of their websites and other Internet properties may violate applicable laws and/or our terms of service and could subject us to lawsuits, regulatory enforcement actions, and/or liability in various jurisdictions" and "We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters that, if resolved adversely, could have a material impact on our business, results of operations, or financial condition" and Note 8 to these condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $42.5 million and $107.3 million for the three months ended September 30, 2022 and 2021, respectively, and $147.5 million and $182.8 million for the nine months ended September 30, 2022 and 2021, respectively, and as of September 30, 2022, we had an accumulated deficit of $794.0 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $253.9 million and $172.3 million for the three months ended September 30, 2022 and 2021, respectively and $700.5 million and $462.8 million for the nine months ended September 30, 2022 and 2021, respectively. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
•our failure to expand, develop, retain, and motivate our sales and marketing personnel;
•our failure to develop or expand relationships with existing channel partners or to attract new channel partners;
•our failure to help our customers to successfully deploy and use our products;
•our failure to educate our customers about our network and products;
•the perceived risk, commencement, or outcome of litigation; and
•deteriorating general economic conditions, including inflation, rising interest rates, and other impacts of the ongoing COVID-19 pandemic or the Russia-Ukraine conflict or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.

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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions or additional paid products and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans if they do not see the marginal value in paying for our higher-cost plans, thereby impacting our ability to increase revenue. For example, during the second and third quarters of 2022, we experienced a higher level of churn in our paying customer base due to pay-as-you-go customers converting to our free plans. Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade is justified by the additional functionality. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. Our customers’ decision whether to upgrade their subscription or to continue any such previously chosen upgrade is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
The ongoing COVID-19 pandemic, the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or tensions, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of new COVID-19 variants, the Russia-Ukraine conflict, or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions globally and in many countries, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, the sales cycle for new customers of our technology and services could lengthen in the future as a result of the pandemic and macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the COVID-19 pandemic, Russia-Ukraine conflict, or other areas of geopolitical tension around the world worsen or continue. For example, during the first half of this year, potentially as a result of these various macroeconomic impacts on our customers, we experienced a lengthening of the sales cycle for our large customers, a slowdown in our pipeline of potential new customers, and a lengthening of the timing of payment from some of our customers. During the third quarter of 2022, the timing of customer payments rebounded and the new customer pipeline improved from last quarter, however, our sales cycle for large customers continued to lengthen. In addition, during the second and third quarters of 2022, we experienced a higher level of churn in our paying customer base due to pay-as-you-go customers converting to our free plans.
Any of the negative impacts of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions, including, among others, those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed below in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the COVID-19 pandemic, the Russia-Ukraine conflict, other areas of geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
Activities of our paying and free customers or the content of their websites or other Internet properties, as well as our response to those activities, could cause us to experience significant adverse political, business, and reputational consequences with customers, employees, suppliers, government entities, and others.
Activities of our paying and free customers or the content of their websites and other Internet properties could cause us to experience significant adverse political, business, and reputational consequences with customers, employees, suppliers, government entities, and other third parties. Even if we comply with legal obligations to remove or disable customer content, we may maintain relationships with customers that others find hostile, offensive, or inappropriate. For example, we experienced significant negative publicity in connection with the use of our network by The Daily Stormer, a neo-Nazi, white supremacist website, around the time of the 2017 protests in Charlottesville, Virginia. We also received negative publicity in connection with the use of our network by 8chan, a forum website that served as inspiration for the 2019 attacks in El Paso, Texas and Christchurch, New Zealand. In 2022, we received negative publicity in connection with the use of our network by Kiwi Farms, a forum website tied to harassment campaigns and direct threats toward individuals. We are aware of some potential customers that have indicated their decision to not subscribe to our products was impacted, at least in part, by the actions or potential actions of certain of our paying and free customers. We may also experience other adverse political, business and reputational consequences with prospective and current customers, employees, suppliers, and others related to the activities of our paying and free customers, especially if such hostile, offensive, or inappropriate use is highly publicized.

Conversely, actions we take in response to the activities of our paying and free customers, up to and including banning them from using our products, may harm our brand and reputation. Following the events in Charlottesville, Virginia, we terminated the account of The Daily Stormer. Similarly, following the events in El Paso, Texas, we terminated the account of 8chan, and following escalating, direct threats towards individuals in September 2022, we blocked access to Kiwi Farms content through our infrastructure. We received significant adverse feedback for these decisions from those concerned about our ability to pass judgment on our customers and the users of our network and products, or to censor them by limiting their access to our products, and we are aware of potential customers who decided not to subscribe to our products because of this.
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
A majority of our revenue in the nine months ended September 30, 2022 was from contracted customers that were acquired through our inside and field sales teams, and we expect the amount of our revenue from these customers will continue to increase for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand both cloud-based and appliance-based solutions, as well as the key differences between them. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. In addition, our ability to effectively recruit and retain qualified sales personnel outside the United States is reduced if we do not have a local subsidiary and office in that country or, if we do have such a subsidiary and office, we will experience increased costs in operating in that country.

As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, if we fail to effectively train and integrate new hires, such as our new President of Revenue and our new Chief Marketing Officer, it could negatively impact the existing sales and marketing personnel and their productivity, relationships with our customers, generating a pipeline of new customers, and our ability to increase revenue. New sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, due to our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we believe our company's recent growth and increased profile may result in increased efforts by other companies to hire our sales personnel. As a result, we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 2,240 employees as of September 30, 2021 to 3,181 employees as of September 30, 2022. We also have opened offices in a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•changes in laws and regulations that impact our business; and
•general political, regulatory, economic, market, and social conditions, including inflation, rising interest rates, and other impacts of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.
We rely on our co-founders and other key technical, sales, and management personnel to grow our business, and the loss of one or more key employees or the inability to successfully attract, integrate, and retain qualified senior management and other personnel, or the failure of new members of our management team to successfully lead and scale our business could harm our business.

Our future success is substantially dependent on our ability to attract, integrate, retain, and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of our co-founders, Matthew Prince, our Chief Executive Officer, and Michelle Zatlyn, our President and Chief Operating Officer. We rely on our leadership team in the areas of operations, security, marketing, sales, support, research and development, and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We also do not maintain key person life insurance policies on any of our employees.
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, our Chief Security Officer departed and we hired a new Chief Marketing Officer and a new President of Revenue in October 2022. Any significant leadership change or senior management transition involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.

To execute our growth plan, we must also attract and retain large numbers of highly qualified personnel in a number of job markets globally. In particular, it is critical for us to attract and retain engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in London, Singapore, Austin, Texas, and other locations where we maintain offices or employ remote personnel, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation or benefits. We may need to increase our existing compensation levels in response to competition, rising inflation, or labor shortages, which may increase our operating costs and reduce our margins. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to attract and retain our key employees or require us to increase the number of shares that we include in employee equity awards. For example, our share price steadily increased after our initial public offering (IPO) in 2019 until reaching a closing price of over $200 per share during the fourth quarter of 2021 and, since such time has closed below $100 per share since the beginning of May 2022. Our equity awards to new and existing employees are typically communicated to the employee in dollar amounts. Due to recent fluctuations in our share price, we have had, and may have to continue, to issue a greater number of shares for equity awards than in previous periods when our stock price was higher, which has and may continue to affect our outstanding share count and cause dilution to existing shareholders. In addition, upon vesting of equity awards, particularly after the significant increase in the price of our Class A common stock since our IPO, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, we increased our operating expenses to $237.8 million from $161.3 million in the three months ended September 30, 2022 and 2021, respectively, and increased our operating expenses to $686.2 million and $444.8 million in the nine months ended September 30, 2022 and 2021, respectively. In the three months ended

September 30, 2022 and 2021, our net loss increased to $42.5 million from $107.3 million, respectively, and in the nine months ended September 30, 2022 and 2021, our net loss increased to $147.5 million from $182.8 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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

The United States, Europe, and the United Kingdom have recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 8.2% for September 2022. During the same period, the annual inflation rate in the Euro zone was nearly 10% and in the United Kingdom was over 10%. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and other similar effects. A further downturn in economic conditions, including inflation, rising interest rates, a reduction in business confidence and activity, the curtailment of government or corporate spending, volatile financial markets, ongoing supply chain disruptions, reduced demand for products and services across a variety of industries, and the impacts of COVID-19, the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or any worsening of that conflict or escalating geopolitical tensions, and other geopolitical developments and uncertainty have in the past and may in the future affect our business and our current and prospective customers and their industries adversely. For example, during an economic downturn, our customers may suffer from reduced operating budgets. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products. Moreover, our competitors may respond to market conditions by lowering prices and attempting to lure away our customers. Weak economic conditions, including a reduction in spending on products and solutions for security, performance, and reliability, could reduce sales, lengthen sales cycles, increase churn, and lower demand for our products, any of which could adversely affect our business, results of operations, and financial condition.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to the COVID-19 pandemic and other geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflict between Russia and Ukraine and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 3, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products may be disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. We also face the possibility of security threats from other sources, such as employee or contractor errors, or malfeasance. For example, hostile third parties, including nation-states, may seek to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products. In addition, as our business grows and we employ more employees in more countries around the world, our ability to supervise the actions of our employees will decrease and the risk of an employee or contractor error or act of malfeasance will increase. These security threats from third parties are also likely to increase as the numbers, sizes, and types of customers using our network and products increases, particularly those customers that are involved in particularly sensitive industries or activities, such as banking and finance companies and governmental entities or in relation to elections in the U.S. or elsewhere.
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

As of September 30, 2022, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 275 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. We also previously experienced other network interruptions in a June 2019 route leak and other network outages in July 2019, April 2020, July 2020, and June 2022. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
•the occurrence of earthquakes, floods, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism (including the ongoing conflict between Russia and Ukraine or potential consequence of geopolitical tensions in other areas of the world), human error or interference (including by disgruntled employees, former employees, or contractors), and other catastrophic events;
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
Companies are increasingly subject to a wide variety of attacks on their networks and systems, including traditional computer hackers; malicious code, such as viruses and worms; distributed denial-of-service attacks; sophisticated attacks conducted or sponsored by nation-states; advanced persistent threat intrusions; ransomware; phishing attacks and other forms of social engineering; employee, vendor, or contractor errors or malfeasance; and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees, or contractors. External events, like the ongoing conflict between Russia and Ukraine and other areas of geopolitical tension around the world and elections in the U.S. and elsewhere, can increase the likelihood of attacks. No security solution, including our products, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Accordingly, our security products may be unable to detect or prevent a threat until after our customers are impacted. As our products are adopted by an increasing number of enterprises and by increasingly larger enterprises, it is possible that the individuals and organizations behind cyber threats will focus on identifying ways to circumvent or defeat our security products. If our network is targeted by attacks specifically designed to disrupt it, it could create the perception that our security products are not capable of providing adequate security. As a provider of security products, any perceived lack of security to our network or any of our products could erode our customers’ and potential customers’ trust in our network and products. Moreover, a high-profile security breach of, or security incident impacting, another cloud services provider could cause our customers and potential customers to lose trust in cloud solutions generally, and cloud-based products like ours in particular. Any such loss of trust could materially and adversely impact our ability to retain existing customers or attract new customers.
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
Our Enterprise subscription plan agreements and our Business subscription plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise subscription plan and our Business subscription plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our network and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our network and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, the June 2019 route leak and July 2019, April 2020, July 2020, and June 2022 outages triggered certain of these types of obligations. The impact of the route leak and these outages did not have a material impact on our results of operations or financial condition; however, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
If our products do not obtain and maintain market acceptance, our ability to grow our business and our results of operations may be adversely affected.
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to the FedRAMP Authorization and Electronic Identification standards in the United States and the EU, respectively, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
In connection with our Web3 suite of products and our potential future participation in various Web3 protocol governance activities, we expect to hold certain types of cryptocurrency and similar types of digital assets that may be subject to unique regulatory and accounting risks, volatile market prices, and risks of loss, which could harm our business and reputation.
In connection with our Web3 suite of products and our potential future participation in Web3 protocol governance activities, we expect to hold certain cryptocurrency and similar types of digital assets. The regulatory status of digital assets is subject to significant change. Some or all of these assets are subject to significant regulatory restrictions and have even been prohibited or effectively prohibited in some countries. If we fail to comply with regulations or prohibitions applicable to us based on these types of digital assets, we could face regulatory or other enforcement actions and potential fines and other consequences.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and copyright law, and a case involving the scope of section 230 is currently pending review before the Supreme Court. The EU has agreed on a new Digital Services Act and Digital Markets Act to update the rules governing digital services like ours, including replacing the eCommerce Directive and imposing additional legal requirements on certain service providers. In addition, in 2019, the EU approved a Copyright Directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials), in the United Kingdom (online harms), Australia (online harms), and India (Information Technology Rules), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The number of data protection laws globally is rising as well as more countries have in place or are exploring new or updated comprehensive data protection regimes. Some countries are also considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. For example, China, Korea, and Japan maintain comprehensive privacy and data protection regimes that, among other matters, regulate cross-border data transfers. In addition, the interpretation of existing privacy, data protection, and information security laws and regulations by governmental entities and the courts may change significantly over time in a manner that can have a significantly adverse impact on both our business and our customers’ businesses. For example, in July 2020, the Court of Justice of the European Union (CJEU) in the "Schrems II" case invalidated the U.S.-EU Privacy Shield that was widely used under the GDPR to allow for the lawful transfer of personal data of European Economic Area (EEA) residents to the United States for processing and placed additional requirements on the use of the EU Standard Contractual Clauses (EU SCCs) as a mechanism for transferring EEA personal data to the United States. In order to comply with the applicable deadlines to have updated EU SCCs, and the United Kingdom addendum to the EU SCCs or other appropriate contractual provisions, in place with our customers and vendors, we may incur substantial costs or need to engage in additional contract negotiations.
The CJEU decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe, including in the EEA and Switzerland. For example, in April 2021, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued an opinion directing the Portuguese National Statistics Institute, I.P. (INE) to discontinue use of our services based on the GDPR. Since that time, other EU data protection authorities have also issued decisions directing EU private- and public-sector entities to stop using specific U.S. cloud service providers where they found that use of those providers resulted in the transfer of EEA personal data to the United States in a manner that did not meet the standard set in the Schrems II case. In March 2022, the European Commission and the United States committed to a new Trans-Atlantic Data Privacy Framework designed to address the concerns raised in the Schrems II case. While this new framework, when implemented, may serve as a means for cloud service providers to address concerns raised in the Schrems II case, many aspects of this new framework and steps necessary for its implementation remain uncertain, and it is unclear we will find it appropriate for our use or seek to use it. It also may be subject to legal challenge. We may continue to see more findings from privacy regulators against cloud service providers relating to cross-border personal data transfers, and may find it necessary or appropriate to modify our policies and practices to address any such findings or other legislative developments relating to cross-border personal data transfers. Implementing any new guidance from applicable regulatory authorities and otherwise responding to or addressing developments relating to cross-border personal data transfers may result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual negotiations, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
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
We cannot assure you that all of our employees and agents have complied with, or in the future will comply with, our policies and applicable law. As we continue to increase our international sales and business and expand our network globally, our risks under these laws may increase. The investigation of possible violations of these laws, including internal investigations and compliance reviews that we may conduct from time to time, could have a material adverse effect on our business. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts and other contracts, other enforcement actions, the appointment of a monitor, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Other internal and government investigations, regulatory proceedings, or litigation, including private litigation filed by our stockholders, may also follow as a consequence. Any investigations, actions, or sanctions could materially harm our reputation, business, results of operations, and financial condition. Further, the promulgation of new laws, rules or regulations or new interpretations of current laws, rules or regulations could impact the way we do business in other countries, including requiring us to change certain aspects of our business to ensure compliance, which could reduce revenue, increase costs, or subject us to additional liabilities.

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
Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, the United States enacted the Inflation Reduction Act in August 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on adjusted financial statement income, effective in taxable years beginning after December 31, 2022, and a 1% excise tax on share repurchases, effective for repurchases made after December 31, 2022, which could include transactions with respect to our capped calls. Additionally, the Organization for Economic Cooperation and Development has published proposals related to a number of issues, including a long-term, multilateral proposal on the taxation of the digital economy, and a global minimum tax. A number of other jurisdictions are also considering enacting, or have enacted, similar digital tax regimes aimed at capturing tax revenue on digital services more immediately. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
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
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal income tax purposes of $1,121.0 million, net of uncertain tax positions, that will begin to expire in 2029, net operating loss carryforwards for state income tax purposes of $770.3 million, net of uncertain tax positions, that will begin to expire in 2030, and net operating loss carryforwards for U.K. income tax purposes of $153.2 million, net of uncertain tax positions, that can be carried forward indefinitely. As of December 31, 2021, we had federal research and development tax credit carryforwards of $19.1 million, net of uncertain tax positions, that will begin to expire in 2029 and state research and development tax credit carryforwards of $11.1 million, net of uncertain tax positions, that can be carried forward indefinitely.
Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and other similar provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced various ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control.
Net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results. It is also possible that federal, state, and non-U.S. tax authorities will enact additional legislation limiting our ability to use our carryforwards, some of which may adversely impact our business.

Risks Related to International Operations
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business and results of operations.

Historically, we have derived a significant portion of our revenue from outside the United States. We derived 47% and 47% of our revenue from our international customers for the three months ended September 30, 2022 and 2021, respectively, and 47% and 48% of our revenue from our international customers for the nine months ended September 30, 2022 and 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 275 cities and over 100 countries worldwide as of September 30, 2022. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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

•difficulties in managing and staffing international offices and increased travel, infrastructure, and legal compliance costs associated with operating multiple international locations; and
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, particularly the United Kingdom, the European Union, and Singapore where we have large offices or a large number of employees and pay employees in local currency.
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
Geopolitical events, including the ongoing conflict between Russia and Ukraine or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In addition, heightened use of trade restrictions and sanctions, including tariffs or prohibitions on technology transfers to achieve diplomatic ends could impact our ability to conduct our business as planned.

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
Substantially all of our sales contracts are denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar has increased and may continue to increase the real cost of our products to our customers outside of the United States, which could reduce demand for our products or cause us to discount our products, which could adversely affect our financial condition and results of operations.
As our international operations expand, an increasing portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies, such as the British Pound, Euro, and Singapore Dollar. In addition, in the future we may begin to generally allow customers in some countries outside the United States to pay us for our products in the currencies of those countries. Accordingly, our revenue and operating expenses may be increasingly subject to fluctuations due to changes in foreign currency exchange rates. As we continue to expand our international operations, we may become more exposed to foreign currency risk or remeasurement risk. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be materially and adversely affected.
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. In January, July, September, and December 2020, as well as March, June, September, and November 2021, and May and September 2022, we responded to additional questions from OFAC. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. In addition, a number of companies in our industry hold a large number of patents and also protect their copyright, trade secret, trademark, and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to intellectual property, our business practices, and our products. For example, we are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on intellectual property claims like alleged patent infringement or alleged copyright infringement through content on our customers’ websites. We may also be subject to governmental and other regulatory investigations from time to time. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of September 30, 2022, we had more than 225 issued patents and 85 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud & AI with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
•issuance of shares of our Class A common stock, whether in connection with an acquisition, upon conversion of some or all of our outstanding Notes, or in connection with employee equity awards;
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including inflation and related changes in monetary policy, rising interest rates, volatile energy prices, and other impacts of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 74.6% of the voting power of our capital stock, with our co-founders together holding approximately 55.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws further provide that the U.S. federal district courts will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, against any person in connection with any offering of our securities, including any auditor, underwriter, expert, control person, or other defendant.
Any person or entity purchasing, holding, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: November 3, 2022	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2022	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)