Form 10-K
period 2022-12-31
Cloudflare, Inc.
filed 2023-02-24
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
____________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2022 as reported by the New York Stock Exchange on such date was approximately $7,588 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 10, 2023, 286,973,104 shares of the registrant's Class A common stock were outstanding and 43,351,549 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•the impact of adverse economic conditions on our customers’ spending ability and the overall demand for our products;
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
•the impact of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•Adverse economic conditions, including reduced spending on products and solutions for network security, performance, and reliability, and the impacts of geopolitical developments and uncertainty, may adversely impact our revenue and profitability.
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
•If we do not effectively attract, train, and retain our sales force to be able to sell our existing and new products and product features, we may be unable to add new contracted customers, or increase sales to our existing customers and our business would be adversely affected.
•We rely on our co-founders and other key technical, sales, and management personnel to grow our business, and the loss of one or more key employees or the inability to successfully attract, integrate, and retain qualified senior management and other personnel, or the failure of new members of our management team to successfully lead and scale our business, could harm our business.
•The Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or tensions, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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
•Our network presence within China is dependent upon our commercial relationship with JD Cloud, which currently will expire in April 2023 unless we are successful in negotiating a new or extended agreement, and any detrimental changes in, or the termination of, that relationship could jeopardize our ability to offer an integrated global network that includes China.
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
In recent years, the technology industry has undergone a massive transition from on-premises hardware and software that customers buy, to services in the cloud that they rent. Organizations find themselves at different points in this transition to the cloud. Regardless of where organizations are in their transition, they all face a common set of challenges: they exist in a complex, heterogeneous infrastructure environment which exacerbates the fundamental problems of the Internet more than ever, and the on-premises hardware boxes that they once relied upon to solve these problems were never designed to work in such an environment. As more workloads move to the cloud and employees are increasingly working remotely, there is no point in installing additional hardware boxes on premise. An on-premises box will not solve the problems organizations now face. Nor can a business ship a hardware box to a cloud vendor. Even if they wanted to, there is literally no place to install such a box in the cloud.
The result is that a major architectural shift at the network layer is underway. Previously, enterprises would often string together a diverse set of on-premises hardware boxes from different vendors to solve their network challenges. As these solutions move to the cloud, the network latency, support complexity, and cost of overhead makes stringing together multiple point-cloud solutions that only address a specific network need untenable. Customers are therefore looking to consolidate behind a single global cloud services provider.
Cloudflare is a global cloud services provider that delivers a broad range of services to businesses of all sizes and in all geographies—making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Our network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across on-premises, hybrid, cloud, and software-as-a-service (SaaS) applications. We serve comprehensive customer needs across security, performance, and reliability.
Our Network
We have built an efficient, scalable network that allows us to rapidly develop and deploy our products for our customers and that is architected to be flexible, scalable, and get more and more efficient as it expands. Our network is designed to be able to grow capacity quickly and inexpensively; to allow for every server, in every city, to run nearly every Cloudflare service; and to allow us to shift customers and traffic across our network efficiently. We refer to this architecture as “serverless” because it means we can deploy standard, commodity hardware, and our product developers and customers do not need to worry about the underlying servers. Our software is designed to manage the deployment and execution of our product developers’ code and our customers’ code across our network. Because we manage the execution and prioritization of code running across our network, it means that we are both able to improve the performance of our highest paying customers, and also effectively leverage idle capacity across our network. We have chosen to utilize this idle capacity to create a free tier of service which has generated substantial global scale for us. In turn, this scale makes us attractive partners for Internet Service Providers (ISPs) globally, which reduces our co-location and bandwidth costs. As our network grows, these dynamics become even more powerful. Today, our network spans more than 275 cities in over 100 countries worldwide and interconnects with over 11,500 networks globally, including major ISPs, cloud services, and enterprises.
Growth Strategy
Key elements of our growth strategy include:

•Acquire New Customers: We believe that anyone that relies on the Internet to deliver products, services, or content can be a Cloudflare customer. We plan to continue to grow our customer base across all of our offerings—contracted, pay-as-you-go, and free.
◦Contracted and Pay-As-You-Go: We are focused on the continued growth of our paying customer base, particularly contracted customers and large customers. We also are continuing to focus on growth in our pay-as-you-go channel that is predominantly used by our small and medium customers.
◦Free: In addition to our focus on paying customers, we will continue to invest in awareness and functionality of our products to drive overall customer growth beyond the millions of Internet properties using Cloudflare today.

•Expand Our Relationships with Existing Customers: Customers expand their relationships with us by upgrading to premium plans, increasing their usage of our products, or adding products from our different suites of products or across the same product suite.
•Develop New Products and Solutions: We continue to invest in new product development and building new solutions for our existing customers and potential new customers, and as we onboard more customers and more traffic on our network, our ability to identify promising new avenues for innovation improves.
•Extend Our Developer Solutions Strategy: We have seen a growing number of customers that have chosen to bring applications to market using our developer-based solutions, including Cloudflare Workers. This has opened up an entirely new market for us: storage and compute. Our developer offerings are attractive in the market because of our architecture and the power of our network, and we believe adoption of these offerings will continue to grow as we further invest in them.
Our Products
We deliver a suite of deeply integrated products that serve as a unified control plane for our customers. Customers can quickly and easily join Cloudflare by using just one of our products and expand over time by adding most products with a single click. Our integrated suite of products consists of (1) website and application services solutions to deliver security, performance, and reliability for an organization's external-facing infrastructure (such as websites, applications, and application programming interfaces (APIs)), (2) Cloudflare One, which is our suite of Zero Trust and network services solutions to serve an organization's internal resources (such as internal networks and devices), (3) developer-based solutions, and (4) consumer offerings.
Website and Application Services
Cloudflare offers a suite of website and application services products to help ensure that external-facing infrastructure (including Internet properties such as websites, applications, and APIs) that are exposed to the Internet are safe from attack, fast, and reliable. This suite of products also includes analytics products to provide a customer with the ability to build customized analytics to provide insights and intelligence to further protect and accelerate their Internet properties, such as monitoring threats, searching for specific search engine crawlers, understanding DNS query traffic, and analyzing real time data traffic.
Website and Application Security
We provide an integrated cloud-based security solution designed to secure any combination of platforms, including public cloud, private cloud, on-premises, SaaS applications, and “Internet of things” (IoT) devices. Our key website and application security product offerings include:
•Web Application Firewall (WAF): Protects a customer’s Internet properties from common vulnerabilities like SQL injection attacks, cross-site scripting, and cross-site forgery requests, with no changes to the customer’s existing infrastructure.
•Bot Management: Blocks undesired or malicious Internet traffic created by malicious software algorithms called bots, while still allowing useful bots to access Internet properties through machine learning and behavioral analytics.

•Distributed Denial of Service (DDoS): Protects a customer’s website applications from distributed denial of Service attacks, which are malicious attempts to disrupt normal traffic of a targeted server, service or network by overwhelming the target or its surrounding infrastructure with a flood of Internet traffic.
•API Gateway: Keeps customer APIs secure and productive with API discovery, integrated API management and analytics, and layered API defenses.
•SSL / TLS Encryption: Manages encrypted secure socket layer (SSL) and transport layer security (TLS) web traffic to prevent data theft and tampering to improve security as well as application and website productivity.
•Secure Origin Connection: Creates an encrypted tunnel between a customer’s origin web server and the closest servers on our network without risking opening any public inbound ports.
•Rate Limiting: Provides the ability to configure thresholds, define responses, and gain valuable insights into specific URLs of websites, applications, or API endpoints.
Website and Application Performance
Our website and application performance solutions improve conversions, reduce churn, and improve visitor experiences by accelerating web and mobile performance, while keeping applications available and allowing our customers to run their digital operations much more efficiently. Our key website and application performance product offerings include:
•Content Delivery: Accelerates content delivery time by automatically serving our customers' most popular content from our network locations close to our customers’ users.
•Load Balancing: Enhances performance and reliability for single, hybrid-cloud, and multi-cloud environments. Our cloud-based products provide local and global load balancing to reduce latency by distributing traffic across multiple servers or by routing traffic to the closest geolocation region to the user.
•DNS: Authoritative DNS keeps customer Internet properties online and available around the world, and DNS resolver returns the IP addresses of servers when a user enters a domain name.
•Argo Smart Routing: Improves Internet performance by intelligently routing end users through less congested and more reliable paths over the Internet using our network.
•Video Stream Delivery: Caches and delivers HTTP(S) video content on websites, saving the customer on origin server bandwidth costs.
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
•Cloudflare Waiting Room: Allows organizations to route large volumes of users to a custom-branded virtual waiting room, helping preserve customer experience and protect origin servers from being overwhelmed with requests.
•Cloudflare Registrar: Offers secure registration and management of domain names.
Cloudflare One
Our Cloudflare One suite of products provides a comprehensive, cloud-based network-as-a-service solution that is designed to be secure, fast, reliable, and define the future of the corporate network. Whereas some large companies had built their own proprietary networks to control and protect their employees working in virtual space, that model had significant limitations, including a price tag that was prohibitive for most companies and an inability to adapt well to increased use of mobile devices and remote work. By leveraging the public Internet, Cloudflare One brings together in a single pane of glass how employees connect, on-ramps for branch offices, secure connectivity for applications, and controlled access to SaaS applications.

Broadly speaking, the Cloudflare One solution has two components: (i) network services, which deliver network connectivity, security, and performance to customers as a service; and (ii) zero trust services, which are the products that protect, inspect, and privilege data.

Network Services

These products help our customers connect, secure, and accelerate their corporate networks, without the need to manage legacy network hardware. This effectively enables Cloudflare to act as a secure wide area network (WAN) for all entities on a corporate network regardless of what device they use or where they are located.
•Magic WAN: Connects and routes traffic between different networks within an enterprise (that are often broadly geographically dispersed) across Cloudflare's network.
•WARP: Connects and routes traffic of end-user devices like phones and PCs to the Cloudflare network.
•Magic Transit: Extends the benefits of our network to customers' on-premises and data center networks. Magic Transit is deployed in front of an enterprise network and protects it at the IP layer from DDoS attacks and enables provisioning of a full suite of virtual network functions, including IP packet filtering and firewalling, load balancing, and traffic management tools.
•Magic Firewall: Cloud-based firewall enables administrators to set policies for all traffic entering and leaving the network.
•Cloudflare Network Interconnect: Direct internet connectivity between on-premises network and Cloudflare wherever they are, whether over a private network interconnect or over an Internet exchange.
•Argo Smart Routing: Improves Internet performance by intelligently routing end users through less congested and more reliable paths over the Internet using our network.
•Spectrum: Extends Cloudflare’s speed, security, and reliability functionality to TCP/UDP applications at the transport layer of the Internet, such as gaming applications and VoIP.

Zero Trust Services

These products shield users from attacks, inspect traffic for threats, and apply privilege rules to grant access to a customer's data and applications.
•Cloudflare Access: Enforces zero trust application access based on identity.
•Cloudflare Gateway: Filters all traffic crossing to devices to prevent malicious traffic reaching end-user devices.
•Remote Browser Isolation: Runs a customer's browsers in the cloud as opposed to on-device, insulating devices from attacks.
•Cloud Access Security Broker (CASB): Provides visibility and control over SaaS applications to help prevent data leaks and compliance violations.
•Cloudflare Area 1 Email Security: Protects users from phishing, business email compromise, and email supply chain attacks.
•Data Loss Prevention: Inspects HTTP/S traffic for sensitive data like personally identifiable information (PII) and prevents exfiltration of customer information with allow or block policies.
Developer-based Solutions
By leveraging our serverless platform, developers can build serverless applications that scale without needing to spend time and effort on infrastructure or operations. This enables them to deliver more performant applications that have instant global scale, all while improving their productivity. Our key serverless products include:
•Cloudflare Workers: Allows developers to augment existing applications or create entirely new ones through a lightweight execution environment without configuring or maintaining infrastructure.
•R2 Object Storage: Provides global object storage and the ability to create multi-cloud architectures for data storage.

•Durable Objects: Enables a customer to build and run collaborative applications, such as chat rooms, games, and whiteboards, on our global network.
•Cloudflare Pages: Allows front-end developers to quickly and easily build, collaborate on, and deploy websites.
•Cloudflare Stream: Enables live and on-demand video streaming from our global network.
•Cloudflare Images: Provides an end-to-end solution to cost-effectively build and maintain image infrastructure.
•Cloudflare Data Localization Suite: Tool to set rules and controls at the network edge about where data is stored and protected, while taking advantage of Cloudflare's global network.
Consumer Offerings
Our consumer products make it easy for individuals to have a performant and secure Internet experience. Adoption of our consumer offerings makes our business offerings more powerful and adoption of our business offerings improves our consumer offerings. Our consumer offerings also have been an effective and differentiated marketing channel to increase the awareness of our brand. Our key consumer product offerings include:

•1.1.1.1: A consumer DNS resolver app that provides a fast and private way to browse the Internet. 1.1.1.1 is a public DNS resolver, but unlike most DNS resolvers, we do not sell user data to advertisers. Our implementation of 1.1.1.1 makes it among the fastest resolvers available, and we support DNS over HTTPS (DoH) which encrypts and secures consumers’ DNS requests. An additional version of our consumer DNS resolver known as 1.1.1.1 for Families adds a layer of protection to consumer home networks and protects them from malware and adult content.
•WARP: A virtual private network (VPN) for consumers designed to secure and accelerate traffic on mobile devices. The basic version of WARP is included as an option with the 1.1.1.1 App for free, and a premium version that accelerates a user's Internet access is available for purchase.

Our Customers

We view our millions of free and paying customers, which manage millions of Internet properties on our network, as part of a broad, global community.
As of December 31, 2022, we had over 162,000 paying customers across more than 180 countries. Our paying customer base is highly diversified across organizations of all sizes in every major industry vertical including technology, healthcare, financial services, consumer and retail, industrial, non-profit, and government. Our large customer count has increased from 828 as of December 31, 2020 to 1,416 as of December 31, 2021 to 2,042 as of December 31, 2022. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the definitions of our "paying customers" and "large customers."
No single customer accounted for more than 10% of our revenue in the years ended December 31, 2022, 2021, or 2020.

Environmental, Social, and Governance

We believe a better Internet can be not only a force for good but also an engine of global sustainability. Cloudflare Impact launched in 2021 and is organized around three core beliefs: a better Internet is principled; a better Internet is for everyone; and a better Internet is sustainable. Our Board of Directors works closely with management to oversee environmental, social, and governance (ESG), with our nominating and corporate governance committee assisting in the oversight of related corporate social responsibility and sustainability programs.
As a signatory to the UN Global Compact, we are continually working toward the UN Ten Principles and the Sustainable Development Goals (SDGs), with annual tracking of our progress. To that end, Cloudflare documents and publishes our company-wide direct and indirect emissions consistent with the Greenhouse Gas Protocol, and has committed to powering our operations with 100% renewable energy. We have also commissioned an independent study based on modeling the use of on-premises appliances by enterprises, and comparing the energy consumption (and carbon emissions) of those appliances to equivalent services provided by Cloudflare. We expect the final report will be available in 2023.
Cloudflare also continues to develop our internal human rights practice, consistent with the UN Guiding Principles on Business and Human Rights and our membership in the Global Network Initiative (GNI). In 2022, Cloudflare launched mandatory human rights training for all employees, and we are currently undergoing our first GNI assessment of our integration of human rights principles into Cloudflare’s policies and operations.
Additional information regarding Cloudflare’s ESG initiatives can be found in the latest Cloudflare Impact Report and ESG Index, which are located on our website at https://www.cloudflare.com/impact/. The Cloudflare Impact Report, as well as the ESG Index and Emissions Inventory, are updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, Cloudflare’s website is part of this Form 10-K or is incorporated by reference herein.
Initiatives We Support
In support of our mission, we have launched various initiatives to help build a better Internet, including:
•Project Galileo: Since 2014, we have equipped at-risk public interest groups with a set of our products at no cost to defend themselves against attacks that would otherwise censor their work. In December 2022, we extended our Zero Trust products to organizations under Project Galileo at no cost to further protect against security problems such as data loss, malware, and phishing. The more than 2,000 recipients of services under Project Galileo include independent journalists reporting on repressive regimes, minority rights and arts groups in closed societies, and civil society organizations supporting democratic movements.
•Athenian Project: We created the Athenian Project to ensure that state and local governments’ election websites have the highest level of protection and reliability for free. We have provided these benefits to more than 350 state and local election websites. In December 2022, we extended our Zero Trust products and Area 1 email security suite at no cost to these websites in order to better protect against phishing attacks.
•Cloudflare for Campaigns: In January 2020, we announced the Cloudflare for Campaigns program that provides security services to help political campaigns and state political parties in the United States and around the world defend against cyberattacks and election interference. We allow any eligible campaign to access a variety of our security services, including enhanced firewall protection, DDoS attack mitigation, as well as internal data management and security controls.
•Project Fair Shot: In January 2021, we announced Project Fair Shot to provide our Cloudflare Waiting Room product for free to any government, municipality, hospital, pharmacy, or other organization responsible for distributing COVID-19 vaccines. Project Fair Shot is open to eligible organizations around the world and has been extended until at least July 1, 2023.
Our Technology
Our distributed and proprietary network is the core of our technology and enables us to move data seamlessly from nearly any point on earth in a fast, efficient, and reliable manner. Our network has been built from the ground up as a single software stack we developed that runs our products in more than 275 cities and over 100 countries worldwide. This allows us to scale quickly while offering a wide range of products and simultaneously lowering operating expenses.

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
Research and Development
Our research and development organization is responsible for the design, development, testing, and delivery of our global network and products. Our R&D team's structure allows us to build a broad swath of products while continuing to innovate. One group works closely with our product management organization to improve, refine, and expand our existing products. A second independent group builds greenfield opportunities that aim to expand our market and reach new markets. In addition, our research team is focused on ensuring that our network, products, and customers are secured with the latest cryptography.
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
We sell our Enterprise plan directly through our technically-oriented inside and field sales teams, and also indirectly through our ecosystem of partners. Our Enterprise plan customers, which we refer to as our contracted customers, typically are replacing on-premises hardware with cloud network services, or consolidating multiple existing cloud services onto one global cloud services provider with Cloudflare. For large contracted customers, our relationships often start with a portion of the customer’s overall network needs and expand over time as they consolidate other vendors’ services and increase their adoption of our products.
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
Competition
We compete in the market for network services primarily across three categories:
•On-premises network hardware vendors (such as Cisco Systems Inc., F5 Networks, Inc., Check Point Software Technologies Ltd., FireEye, Inc., Imperva, Inc., Palo Alto Networks, Inc., Fortinet, Inc., Juniper Networks, Inc., Riverbed Technology, Inc., and Broadcom Inc.). We compete with these companies to provide security, performance, and reliability services. We believe we are positioned favorably against these vendors with our cloud-based, multitenant approach that is better suited to an increasingly cloud-based world and that allows customers to treat our services as operational as opposed to capital costs.
•Point solution vendors, which provide cloud-based products and services to address a single use case or challenge, in various categories including cloud security vendors (such as Zscaler, Inc., Cisco Systems, Inc. through Umbrella, and Menlo Security, Inc.), content delivery network (CDN) vendors (such as Akamai Technologies, Inc., Fastly, Inc., and Edgio, Inc.), domain name system (DNS) services vendors (such as Oracle Corporation through DYN and Neustar Security Services), and cloud SD-WAN vendors. These providers are all focused on delivering cloud-based point solutions. However, customers are increasingly looking for an integrated infrastructure platform offering security, performance, and reliability through a single vendor.
•A subset of services provided by traditional public cloud vendors (such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud). We believe customers want the ability to manage a consistent policy across their on-premises, cloud, hybrid, and SaaS vendors, and be able to enforce that policy through an independent and integrated services provider. Customers are concerned about being locked in to any one public cloud provider. Our ability to efficiently and inexpensively move data between multiple clouds allows our customers to pick and choose the best from any cloud provider without fearing lock-in. Furthermore, unlike some public cloud providers, our business model aligns fully with the interests of our customers. We do not sell user data. We do not aim to compete with our customers.
As we open our serverless platform to third-party developers, we believe we are increasingly competing with public cloud vendors for storage and compute workloads. Because of the efficiency of our Cloudflare Workers product, we are able to offer it at prices that are highly competitive with public cloud vendors, and because it is distributed across our entire network, it enables the development of applications that were not previously possible on the traditional public cloud.

The principal competitive factors in the markets in which we operate include:
•breadth of network and product features and continued innovation;
•integrated solutions across security, performance, and reliability;
•unified control plane across on-premises, cloud, hybrid, and SaaS infrastructure;
•performance, availability, and effectiveness;
•network scalability;
•total cost of ownership;

•ease of adoption and use;
•global network coverage;
•quality of customer support;
•programmability and extensibility of platform; and
•independence, reputation, and trust.

We believe that we are positioned favorably against our competitors based on these principal competitive factors.

Human Capital Resources
As of December 31, 2022, we had approximately 3,217 full-time employees, including approximately 1,332 employees located outside of the United States. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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

We want everyone at Cloudflare to have rewarding careers, so we invest in development opportunities, aligned with both behaviors and results, to build leadership skills across the company at all levels.
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
Diversity, Equity, and Inclusion
We believe that much of our innovation and success is rooted in the diversity of our teams and our commitment to inclusion. We have fostered an inclusive culture through the development of employee-led communities, educational offerings, incorporating behaviors into performance, and reviews of our processes and policies for fairness and inclusion. In recognition of our inclusive culture, we were named one of Human Rights Campaign's 2022 Best Places to Work for LGBTQ Equality. We remain committed to extending our diversity and inclusion initiatives across our global workforce.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights. As of December 31, 2022, we had more than 240 issued patents and 80 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. Our issued patents are scheduled to expire between 2030 and 2042, and cover various aspects of our network and products. In addition, we have registered “Cloudflare” as a trademark in the United States and other jurisdictions, and we have filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Cloudflare” (including “Cloudflare.com”).
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $193.4 million, $260.3 million, and $119.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, and as of December 31, 2022, we had an accumulated deficit of $839.9 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $975.2 million, $656.4 million, and $431.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. However, our revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The United States, Europe, and the United Kingdom have recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.5% as of December 2022. During the same period, the annual inflation rate in the Eurozone was approximately 9% and in the United Kingdom was over 10%. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and other similar effects. A further downturn in economic conditions, including inflation, rising interest rates, a reduction in business confidence and activity, the curtailment of government or corporate spending, volatile financial markets, ongoing supply chain disruptions, reduced demand for products and services across a variety of industries, and the impacts of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or any worsening of that conflict or escalating geopolitical tensions, and other geopolitical developments and uncertainty have in the past and may in the future affect our business and our current and prospective customers and their industries adversely. For example, during an economic downturn, our customers may suffer from reduced operating budgets. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products. Moreover, our competitors may respond to market conditions by lowering prices and attempting to lure away our customers. Weak economic conditions, including a reduction in spending on products and solutions for security, performance, and reliability, could reduce sales, lengthen sales cycles, increase churn, and lower demand for our products, any of which could adversely affect our business, results of operations, and financial condition.
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
•actual or perceived switching costs;
•our failure to develop new products and features, and to adapt to technological developments, that our potential customers' demand, including potential large customers;
•the failure of our new or existing products and features to perform in the manner demanded or expected by potential customers and our existing customers, particularly large customers;
•delays in the general availability release of products and features after we have announced their development or beta availability;
•our failure to generate demand for our products through effective marketing efforts related to our business and products;
•our failure to obtain or maintain government or industry security certifications for our network and products, such as the Federal Risk and Authorization Management Program (FedRAMP) moderate authorization that we recently achieved;
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
•our failure to effectively recruit, expand, develop, retain, and motivate our sales and marketing personnel;
•our failure to develop or expand relationships with existing channel partners or to attract new channel partners;
•our failure to help or provide support to our customers, particularly large customers, in order to successfully deploy and use our products in a manner required by them, their industry, or applicable regulators;
•our failure to educate our customers about our network and products;
•the perceived risk, commencement, or outcome of litigation; and
•deteriorating general economic conditions, including inflation, rising interest rates, and other impacts of the Russia-Ukraine conflict or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.

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
Our business depends on our ability to retain and upgrade paying customers, expand the numbers of products we sell to paying customers, and, to a lesser extent, convert free customers to paying customers, and any decline in renewals, upgrades, expansions, or conversions could adversely affect our future results of operations.
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
Due to our varied customer base and short average subscription periods, it is difficult to accurately predict our long-term customer retention rate. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our products and our global network, our development and general availability release of new products and features, and adoption to technological developments, our prices and subscription plans, our customers’ budgetary restrictions (including reductions in spending as a result of uncertain economic conditions or overall industry uncertainty, such as cryptocurrency), mergers, acquisitions, joint ventures, and business partnerships and relationships involving our customers, failure or bankruptcy of our customers (for example, FTX Trading Ltd.), the perception that competitive products provide better or less expensive options, negative public perception of us or our free and paying customers, concerns about new or amended laws, rules, or regulations that increase the risk of using cloud-based solutions or our network and products specifically, and deteriorating general economic conditions.
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions, expand the number of products we sell to paying customers, and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans or reduce the number of products they purchase from us if they do not see the marginal value in paying for our higher-cost plans or for our specific products, or due to challenging macroeconomic conditions, thereby impacting our ability to increase revenue. For example, during the second and third quarters of 2022, we experienced a higher level of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan). Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade in their subscription plans or the purchase of additional products is justified by the additional functionality. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. Our customers’ decision whether to upgrade their subscription or purchase additional products or to continue any such previously chosen upgrade or purchased products is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
Our growth strategy is dependent, in large part, upon attracting, expanding, and retaining sales to large customers. For our definition of “large customers,” see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Attracting, expanding, and retaining sales to large customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, including:
•competition from companies that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from such customers or that may have more experienced sales personnel or greater budgetary resources available or committed to such customers;
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
•more stringent requirements in terms of the security, performance, and reliability of our products and our network and our support and compliance obligations related to our products;
•increased usage of our global network that may require us to incur greater network infrastructure expenditures; and
•longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase, expand, or continue to purchase our products.
Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan lasted less than one quarter. We have, however, experienced a lengthening of the sales cycle to beyond one quarter for new large customers since the first quarter of 2022, and such lengthening of our sales cycle could be further exacerbated in the future to the extent that macroeconomic conditions further deteriorate. As our sales force continues to target an increasing number of large customers for new and expanded product sales, these larger enterprises often undertake a more significant evaluation and negotiation processes than we have experienced in the past, which could further lengthen our sales cycle materially.
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners through account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. In addition, some of our subscription agreements with our large customers may have more favorable early termination rights, greater usage-based pricing than is the case with our customary subscription-based agreements with our contracted customers and our pay-as-you-go customers, or generate lower margins than other contracted customers. As a result, it is difficult to predict whether or when a sale to a prospective large customer will be completed, how much incremental revenue or gross profit will result from such sales over the duration of the agreement, and when revenue from a subscription will be recognized or will cease.

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
The Russia-Ukraine conflict, or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions globally, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, the sales cycle for new customers of our technology and services could lengthen in the future as a result of the pandemic, geopolitical tensions, and related challenging macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. For example, during the first half of 2022, potentially as a result of these various macroeconomic impacts on our customers, we experienced a lengthening of the sales cycle for our large customers, a slowdown in our pipeline of potential new customers, and a lengthening of the timing of payment from some of our customers. During the third and fourth quarters of 2022, our sales cycle continued to lengthen. We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the challenging macroeconomic conditions continue or worsen.
Any of the negative impacts of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions, including, among others, those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
The markets for our network and products are intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent introductions of new, and improvements of, existing products. Our broad portfolio of products exposes us to competition from a large number of competitors in a number of different markets, including companies and their product and services offerings in, among others, virtual private networks, internal and external firewalls, web security (including web application firewalls and content filtering), distributed denial of service prevention, intrusion detection and prevention, application delivery controls, content delivery networks, domain name systems, email security vendors, advanced threat prevention, and wide area network (WAN) technology.
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
Our current competitors include a number of different types of companies, including:
•on-premises network hardware vendors (such as Cisco Systems Inc., F5 Networks, Inc., Check Point Software Technologies Ltd., FireEye, Inc., Imperva, Inc., Palo Alto Networks, Inc., Fortinet, Inc., Juniper Networks, Inc., Riverbed Technology, Inc., and Broadcom Inc.);
•point solution vendors, which provide cloud-based products and services to address a single use case or challenge, in various categories including cloud security vendors (such as Zscaler, Inc., Cisco Systems Inc. through Umbrella, and Menlo Security, Inc.), content delivery network (CDN) vendors (such as Akamai Technologies, Inc., Fastly, Inc., and Edgio, Inc.), domain name system (DNS) services vendors (such as Oracle Corporation through DYN and Neustar Security Services), email security vendors (such as Mimecast Limited and Proofpoint, Inc.), and cloud SD-WAN vendors; and
•traditional public cloud vendors (such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud).
Many of our existing and potential competitors have or could have substantial competitive advantages including, among others:
•greater name recognition;
•longer operating histories;
•larger customer bases;
•larger sales and marketing budgets and capital resources;
•broader distribution and established relationships with channel partners and customers;
•greater customer support resources;
•greater resources to make acquisitions and enter into strategic partnerships;
•lower labor and research and development costs;
•more mature products and services developed for large customers;
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

If we do not effectively attract, train, and retain our sales force to be able to sell our existing and new products and product features, we may be unable to add new contracted customers, or increase sales to our existing customers and our business would be adversely affected.
A majority of our revenue in the year ended December 31, 2022 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical set of topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our Cloudflare One suite of solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
Our ability to achieve significant growth in revenue in the future also will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of these talented sales personnel in both the United States and international markets. In addition, our ability to effectively recruit and retain qualified sales personnel outside the United States is reduced if we do not have a local subsidiary and office in that country or, if we do have such a subsidiary and office, we will experience increased costs in operating in that country.
As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, if we fail to effectively train and integrate new hires, such as our recently hired President of Revenue and Chief Marketing Officer, it could negatively impact the existing sales and marketing personnel and their productivity, relationships with our customers, our ability to generate a pipeline of new customers, and our ability to increase revenue. New sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, due to our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. Experienced sales personnel are particularly sought after in our industry and we believe our company's recent growth and increased profile may result in increased efforts by other companies to hire our sales personnel. As a result, we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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

We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 1,788 employees as of December 31, 2020, to 2,439 employees as of December 31, 2021, to 3,217 employees as of December 31, 2022. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•further improving our key business applications, processes, and IT infrastructure, including our core co-location facilities, to support our current and anticipated business needs;
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
•our ability to retain and upgrade paying customers and expand the number of products sold to paying customers, especially our large customers;
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
•the timing and success of new products, product features and service introductions by us or our competitors;
•network outages or actual or perceived security breaches or incidents;
•our involvement in litigation or regulatory enforcement efforts, or the threat thereof;
•changes in the competitive dynamics of our industry, including consolidation among competitors and the emergence of new competitors;
•increases in length of the sales cycle for our contracted customers, particularly as the relative proportion of our revenue from large customers increases and as the sizes of our large customers increase;
•changes in laws and regulations that impact our business; and
•general political, regulatory, economic, market, and social conditions, including inflation, rising interest rates, other adverse changes in global and regional macroeconomic conditions, and other impacts of the Russia-Ukraine conflict, or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.
We rely on our co-founders and other key technical, sales, and management personnel to grow our business, and the loss of one or more key employees or the inability to successfully attract, integrate, and retain qualified senior management and other personnel, or the failure of new members of our management team to successfully lead and scale our business, could harm our business.
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, our Chief Security Officer departed and we hired a new Chief Marketing Officer and a new President of Revenue in the fourth quarter of 2022, as well as a new Senior Vice President, Engineering in the first quarter of 2023. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
To execute our growth plan, we must also attract and retain large numbers of highly qualified personnel in a number of job markets globally. In particular, it is critical for us to attract and retain engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in

Lisbon, London, Singapore, Austin, Texas, and other locations where we employ personnel, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications or level of experience. For example, we have experienced, and may continue to experience, difficulty recruiting, hiring, and retaining sales personnel with the appropriate level of experience and knowledge necessary to effectively sell our products to large customers. Additionally, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation or more attractive benefits. We may need to increase our existing compensation levels in response to competition, rising inflation, or labor shortages, which may increase our operating costs and reduce our margins. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to attract and retain our key employees or require us to increase the number of shares that we include in employee equity awards. For example, our share price steadily increased after our initial public offering (IPO) in 2019 until reaching a closing price of over $200 per share during the fourth quarter of 2021 and, since such time has consistently closed below $100 per share since the beginning of May 2022. Our equity awards to new and existing employees are typically communicated to the employee in dollar amounts. Due to recent fluctuations in our share price, we have had, and may have to continue, to issue a greater number of shares for equity awards than in previous periods when our stock price was higher, which has and may continue to affect our outstanding share count, cause dilution to existing shareholders, and increase our stock-based compensation expense. In addition, upon vesting of equity awards, particularly after the significant increase in the price of our Class A common stock since our IPO, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, in the year ended December 31, 2022, we increased our operating expenses to $943.8 million as compared to $637.0 million and $436.8 million in the years ended December 31, 2021 and 2020, respectively. In the year ended December 31, 2022 our net loss was $193.4 million as compared to $260.3 million and $119.4 million in the years ended December 31, 2021 and 2020, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as value-added channel partners, referral partners, systems integrators, global platform providers, telecommunications companies, and managed security service providers. Developing, expanding, and retaining these strategic relationships has played, and will continue to play, an increasingly greater role in our sales efforts to our large customers. However, identifying these types of strategic partners, negotiating and documenting our business and contractual relationships with them, maintaining application programming interfaces (APIs) that some of our strategic partners use to interact with our business, and monitoring the actions of our partners and their relationships with our end customers, each require significant time and resources. While in some cases our contractual arrangements with our strategic partners have terms of one year or longer, in many cases these arrangements are short-term in nature and can be terminated on 90 days advance notice. Our competitors also may be effective in providing incentives to third parties to favor their products or services over subscriptions to our products. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our network and products. If we are unsuccessful in establishing, expanding, or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations, and financial condition may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products by, or increased revenue from, our paying customers and large customers.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support. Failure to maintain high-quality customer support could have an adverse effect on our business, results of operation, and financial condition.
We believe that the successful use of our network and products requires a high level of support and engagement for many of our customers, particularly our large customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our network and products, resolving performance issues, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber attacks and performance and reliability problems that may arise from time to time. The IT architecture of our contracted customers, particularly the larger organizations, is very complex and may require high levels of focused technical support to effectively utilize our network and products. Because our network and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our network and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with large customers in highly regulated industries, as well as our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition.
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

•governments may require us to partner with companies based in the governments’ jurisdictions in order for us to sell any of our products to those governments, which could result in a loss of revenue we otherwise would receive for such sales; and
•governments may demand better pricing terms and public disclosure of such pricing terms, which may harm our ability to negotiate pricing terms with our non-government customers.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflict between Russia and Ukraine and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of February 24, 2023, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
In addition, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we identify companies that we would like to buy, we may also face antitrust, competition, and other regulatory scrutiny that may limit our ability to complete such acquisitions. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or integrate and retain the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. We also frequently provide significant incentives for key employees of acquired companies to remain as our employees after the completion of the acquisition in order to facilitate integration and allow us to achieve the benefits we expect from the acquisition, but these incentives may not prove to be successful in retaining those new key employees. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our IPO and in the issuances and sales of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes). Although we currently anticipate that our existing cash, cash equivalents, and available-for-sale securities, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.
Risks Related to Our Network and Products
We may not be able to respond to rapid technological changes or develop new products and product features that are attractive to, and that contain all of the capabilities required by, our current and prospective future customers, especially large customers.
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

Our ability to attract new customers and retain, and increase, revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these forces on a timely basis and continue to introduce enhancements to our network and existing products and develop new products that have the features, and that function with the security, performance, and reliability capabilities, demanded by our customers, especially our large customers. If new technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently, more securely or reliably, or are higher performing, these technologies could render our network and existing products less attractive to our current and prospective future customers, or obsolete. The development of novel attacks or exploits by criminal or malicious elements or hostile state actors also could render our network and existing products less effective or obsolete. If we are unable to develop new products and enhance our existing products so that they have the features and capabilities required by existing and potential new customers, especially large customers, our business, results of operations, and financial condition will be materially and adversely affected.
The success of our business also depends on our continued investment in our research and development organization to increase the integrity, reliability, availability, and scalability of our products. We may experience difficulties with development, design, or marketing of such enhancements to our network and products that could delay or prevent their development, introduction, or implementation. For example, in the past we have announced the development of new products and features or the release of new products or features for beta testing and the timing for the general release of the product or feature has been substantially later than we initially expected. We also have in the past experienced delays in the planned expansion of our network and in our internally planned or publicly announced release dates of new products and new features and capabilities, and there can be no assurance that planned expansions of our network will occur on schedule and that new products, features, or capabilities will be released according to schedule or, when released, will function fully as expected. Any delays could result in adverse publicity or brand reputation, loss of revenue or market acceptance, or claims by customers brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition.
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
While we have implemented security measures internally and have integrated security measures into our network and products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches or incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. For example, we have experienced multiple social engineering attacks where third parties have attempted, and in limited cases succeeded, in breaching our network perimeter security. While these attacks did not effectively get beyond our network perimeter security and we have not suffered any material consequences as a result of these breaches, we cannot be certain that future breaches will be avoided or, if future breaches are successful, that we will not experience material detrimental impacts, particularly if those breaches involve third party access to decrypted or other sensitive data. In addition, until the first quarter of 2023, one of the IT tools our employees used internally was the subject of a large security incident in December 2022 resulting in unauthorized parties stealing large amounts of its customers’ data, including our data. We are not aware of any of our systems having been compromised as a result of this security incident due to additional required authorization and authentication events we have in place, particularly when accessing sensitive systems and resources, and we have since changed to using a new IT tool internally. We cannot be certain that compromises of our systems will not happen in the future as a result of this incident or other similar incidents with third party vendors that we use to help secure our internal systems.
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 275 cities and over 100 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, and the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately on our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work that began with the COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
We also provide frequent updates and enhancements to our network and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our network may not be sufficient to ensure we detect any such defects in a timely manner. For example, in February 2017, a bug in our software code that processes computer information requests was identified. Instead of the requested data, in certain circumstances this bug, which became known as “Cloudbleed,” caused our servers to output data that was not requested. The erroneous data output by our system included, but was not limited to, a portion of our customers’ secure data. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs, or that we will accurately route or process all requests and traffic on our network. Given the trillions of Internet requests that route through our network on a monthly basis and the large array of Internet properties (e.g., domains, websites, APIs, and mobile applications) we service, the impact of any such error, failure, vulnerability, or bug can be large in terms of absolute numbers of affected requests and customers.
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
As of December 31, 2022, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 275 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in April 2020, our core co-location facility in the U.S. Pacific Northwest experienced an outage of approximately 4-1/2 hours as a result of an error that occurred during planned maintenance activities at that facility and, during the outage, our customers lost access to certain features included in our products. We also previously experienced other network interruptions in a June 2019 route leak and other network outages in July 2019, April 2020, July 2020, and June 2022. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, during 2021 and continuing through the first quarter of 2022, a global shortage of CPUs, RAM, SSDs, and other electronics resulted in supply constraints for a number of electronics firms, including manufacturers of servers. This global shortage disrupted, and other shortages or similar supply constraints in the future may disrupt, some of our expected purchases of network equipment and servers. If our supply of certain components is disrupted or delayed, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, or cause other constraints on our operations that could damage our customer relationships.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, and FedRAMP moderate authorization, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to ISMAP, IRAP, DoD IL4, or CMMC compliance in Japan, Australia, and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
The prices of digital assets have been and may continue to be highly volatile, including as a result of various associated risks, uncertainties and events. The prevalence of such assets is a relatively recent trend, and their long-term adoption by investors, consumers, and businesses remains uncertain. For example, the recent bankruptcy of FTX Trading Ltd. in November 2022 undermined investor confidence in cryptocurrencies resulting in a decline in the price of cryptocurrency and similar types of digital assets. Moreover, digital assets' lack of a physical form, their reliance on technology for their creation, existence, and transactional validation, and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. In addition, if the market value of the digital assets we hold increases significantly relative to the purchase prices, we could be deemed an "investment company" for purposes of the Investment Company Act of 1940, as amended, and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition, and results of operations.
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
Further, digital assets have been, and may in the future be, subject to security breaches, cyber attacks, or other malicious activities, including unauthorized access and theft, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets. While we expect to implement appropriate security measures with respect to any future digital assets holdings, those measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches or incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. If such threats are realized or the measures or controls that we create or implement to secure such assets fail, it could result in a partial or total misappropriation or loss of such digital assets.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and copyright law, and a case involving the scope of section 230 is currently being considered before the Supreme Court. The EU has agreed on a new Digital Services Act and Digital Markets Act to update the rules governing digital services like ours, including replacing the eCommerce Directive and imposing additional legal requirements on certain service providers. In addition, in 2019, the EU approved a Copyright Directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials), in the United Kingdom (online harms), Australia (online harms), and India (Information Technology Rules), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
These laws and regulations impose added costs on our business. Actual or perceived noncompliance with applicable regulations or requirements could subject us to:
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
The CJEU decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe, including in the EEA and Switzerland. For example, in December 2022, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued a decision fining the Portuguese National Statistics Institute, I.P. (INE) €4.3 million for violations of the GDPR, finding in part that INE’s implementation of Cloudflare’s services was in violation of the GDPR. Other EU data protection authorities have also issued decisions directing EU private- and public-sector entities to stop using specific U.S. cloud service providers where they found that use of those providers resulted in the transfer of EEA personal data to the United States in a manner that did not meet the standard set in the Schrems II case. Recently, the European Data Protection Board (EDPB) issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector in which they expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data stored in Europe pursuant to the U.S. CLOUD Act. In December 2022, the European Commission issued a positive draft adequacy decision paving the way for a new EU-U.S. Privacy Framework potentially to take effect in 2023, that is designed to address the concerns raised in the Schrems II case. While this new framework, if and when implemented, may serve as a means for cloud service providers to address concerns raised in the Schrems II case, many aspects of this new framework and steps necessary for its implementation remain uncertain, and it is unclear we will find it appropriate for our use or seek to use it. It also may be subject to legal challenge.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in the United States and various individual U.S. states. In the United States, various federal laws and regulations already apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, and the Gramm-Leach-Bliley Act. In addition, there are also a number of recently enacted or proposed U.S. federal and state privacy and data protection bills in Congress and state legislatures across the country. For example, the California Consumer Privacy Act (as amended effective January 1, 2023) requires covered companies to provide new disclosures to California consumers, to afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. A Virginia privacy law also went into effect January 1, 2023, and privacy laws in Colorado, Connecticut, and Utah will go into effect in 2023. Moreover, numerous other U.S. states in which we operate and the U.S. federal government are also considering privacy legislation.
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
We cannot assure you that all of our employees and agents have complied with, or in the future will comply with, our policies and applicable law. As we continue to increase our international sales and business and expand our network globally, our risks under these laws may increase. The investigation of possible violations of these laws, including internal investigations and compliance reviews that we may conduct from time to time, could have a material adverse effect on our business. Actual or perceived noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts and other contracts, other enforcement actions, the appointment of a monitor, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Other internal and government investigations, regulatory proceedings, or litigation, including private litigation filed by our stockholders, may also follow as a consequence. Any investigations, actions, or sanctions could materially harm our reputation, business, results of operations, and financial condition. Further, the promulgation of new laws, rules or regulations or new interpretations of current laws, rules or regulations could impact the way we do business in other countries, including requiring us to change certain aspects of our business to ensure compliance, which could reduce revenue, increase costs, or subject us to additional liabilities.
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
We may have exposure to greater than anticipated income tax liabilities in the United States and in foreign jurisdictions, requiring us to exercise judgment in determining the applicability of certain tax laws, and this could subject us to potentially adverse tax consequences and adversely impact our results of operations.
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state, and local levels, and in many other countries, and plan to continue to expand the scale of our operations in the future. As a result, we are subject to income tax in the United States and a number of other jurisdictions. Our domestic and international income tax liabilities are subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate may be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in non-deductible expenses, changes in excess tax benefits from stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, and effects from acquisitions.
Our tax provision for income taxes could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, the United States enacted the Inflation Reduction Act in August 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on adjusted financial statement income, effective in taxable years beginning after December 31, 2022, and a 1% excise tax on share repurchases, effective for repurchases made after December 31, 2022, which could include transactions with respect to our capped calls. Additionally, the Organization for Economic Cooperation and Development has published proposals related to a number of issues, including a long-term, multilateral proposal on the taxation of the digital economy, and a global minimum tax. A number of other jurisdictions are also considering enacting, or have enacted, similar digital tax regimes aimed at capturing tax revenue on digital services more immediately. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
From time to time, we may be subject to income tax audits. While we believe our tax estimates are reasonable and that we have complied with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes, including with respect to intercompany transfer pricing. We cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals and that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.
Our results of operations may be harmed if we are required to collect sales and use, value-added, or similar taxes for our products in jurisdictions where we have not historically done so.
We are subject to non-income-based taxes, such as payroll, sales, use, value-added, property, and goods and services taxes, in both the United States and various foreign jurisdictions. Sales and use, value-added, goods and services, and similar tax laws and rates vary greatly by jurisdiction. Our customers can be located in one jurisdiction, utilize our network and products through our network equipment in a different jurisdiction, and pay us from an account located in a third jurisdiction. This divergence, along with the jurisdiction-by-jurisdiction variance in tax laws, causes significant uncertainty in the tax treatment of our business. There is further uncertainty as to what constitutes sufficient physical presence or nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet, and there is also uncertainty as to whether our characterization of our network and products as not taxable in certain jurisdictions will be accepted by national, state, and local taxing authorities. In determining our tax filing obligations, management has made judgments regarding whether our activities in a jurisdiction rise to the level of taxability. These judgments may prove inaccurate, and one or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. We currently face, and in the future may continue to face, non-income tax audits. In the event of an adverse outcome in those audits our liability for these taxes could exceed our estimates as state and other tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our network and products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our network and products, or otherwise harm our business, results of operations, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under certain circumstances, our income tax obligations may be reduced as a result of our net operating loss carryforwards and our other tax attributes. As of December 31, 2022, we had net operating loss carryforwards for U.S. federal income tax purposes of $1,338.5 million that will begin to expire in 2029, net operating loss carryforwards for state income tax purposes of $757.4 million that will begin to expire in 2025, and net operating loss carryforwards for U.K. income tax purposes of $178.5 million that can be carried forward indefinitely. Also as of December 31, 2022, we had federal research and development tax credit carryforwards of $49.7 million that will begin to expire in 2029 and state research and development tax credit carryforwards of $25.9 million that will begin to expire in 2039.
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
If we are deemed an investment company under the Investment Company Act of 1940 (1940 Act), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.
Under the 1940 Act, a company generally will be deemed to be an “investment company” if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company” under the 1940 Act.
We have historically qualified for an exemption from registration under the 1940 Act for “research and development companies” as defined in Rule 3a-8 promulgated under the 1940 Act. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company or no longer qualified for the “research and development companies” exemption, we may need to alter certain of our investments and such new investments may result in lower returns that could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to International Operations
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business and results of operations.

Historically, we have derived a significant portion of our revenue from outside the United States. We derived 47%, 48%, and 49% of our revenue from our international customers for the years ended December 31, 2022, 2021, and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 275 cities and over 100 countries worldwide as of December 31, 2022. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•geopolitical, economic, and social uncertainties, including the potential nationalization of key peering partners by foreign governments or political unrest that affects our ability to continue to work with particular peering partners, potential terrorist activities, military conflict or war, trade policies and sanctions, and the unknown impact of regional or global health crises, or epidemic or pandemic diseases, such as the COVID-19 pandemic;
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
The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks could limit the future growth of our business. In particular, we are exposed to risks in China, which amounts to a significant part of both our short-term and long-term revenue growth plans. Our Chinese operations are substantially dependent on our relationship with JD Cloud and due to economic and political challenges in servicing the Chinese market, the loss of this arrangement could have a significant adverse effect on our business and results of operations.
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
As discussed in greater detail above in our risk factor titled “Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations, and obligations could harm our business,” recent changes in privacy and data protection laws in a number of countries and supranational organizations have created uncertainty around the requirements related to transfers of personal data between jurisdictions, including transfers to the United States. In addition, new cross-border data regulations in Japan and China are raising similar concerns among our current and potential customers in those regions as well. As a result of this uncertainty, our current and potential customers in those regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. Further, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
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
Our network presence within China is dependent upon our commercial relationship with JD Cloud, which currently will expire in April 2023 unless we are successful in negotiating a new or extended agreement, and any detrimental changes in, or the termination of, that relationship could jeopardize our ability to offer an integrated global network that includes China.
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our commercial relationship with JD Cloud. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have a strategic agreement with JD Cloud to provide solutions that accommodate the requirements imposed by Chinese regulations through JD Cloud's development and operation of facilities in China that are included as part of our network. Our agreement with JD Cloud was announced in 2020 and the term of the agreement expires on April 1, 2023. We are in the process of negotiating a new or extended agreement with JD Cloud but there can be no assurance that we will be able to extend our agreement with JD Cloud in the future. In addition, even if we are successful in extending the agreement, we currently believe the terms likely will be less favorable to us than the existing terms of the agreement. Our agreement with JD Cloud is subject to earlier termination by either party under certain circumstances such as the other party’s material breach. In addition, this agreement can be terminated by JD Cloud under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments.
Our customers that use our network presence in China through our JD Cloud commercial relationship are subject to Chinese laws and regulations of Internet infrastructure, traffic, and content. Under our agreement with JD Cloud, in some circumstances, these customers’ use of our Chinese network presence can be terminated if they violate these laws and regulations. The removal of our customers from our Chinese network presence could result in these customers deciding to terminate their overall relationship with us. In addition, any adverse publicity associated with the removal of some or all of our customers from our Chinese network presence as a result of the application of Chinese laws and regulations could cause us to experience adverse reputational and business consequences.
If our commercial relationship with JD Cloud is terminated, identifying an alternative solution in China could be difficult, time-consuming, and expensive. Even if an alternative solution is identified, we cannot be certain that the economic terms or performance of any such alternative arrangement will be comparable to our existing relationship with JD Cloud, which could materially negatively impact our financial results and customer satisfaction with such alternative arrangement. A lack of network presence in China would represent a significant loss of utility to many of our customers and could materially harm our business, financial condition, or results of operations.
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. In January, July, September, and December 2020, as well as March, June, September, and November 2021, and May and September 2022, we responded to additional questions from OFAC. We met with OFAC in December 2022 and provided additional information in January 2023. The voluntary self-disclosure, which we may supplement as appropriate, remains under review by OFAC.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of December 31, 2022, we had more than 240 issued patents and 80 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including inflation and related changes in monetary policy, rising interest rates, volatile energy prices, and other impacts of the Russia-Ukraine conflict, or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 74.0% of the voting power of our capital stock, with our co-founders together holding approximately 55.3% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
We cannot specify with any certainty the particular uses of the net proceeds that we received from our prior financing activities, including from the issuances of the Notes in 2020 and 2021, and our management has broad discretion in the application of the net proceeds. The failure by our management to apply these proceeds effectively could adversely affect our business, results of operations, and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.
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
The occurrence of any catastrophic event, including an earthquake, volcanic event, fire, flood, tsunami, the effects of climate change, or other weather event, power loss, telecommunications failure, software or hardware malfunction, epidemic or pandemic disease (such as the COVID-19 pandemic), cyber-attack, military conflict or war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the U.S. Pacific Northwest, both regions known for seismic and/or volcanic activity, and we also have a second core co-location facility in Luxembourg. Our insurance coverage may not compensate us in full or at all for losses that may occur in the event of any of these potential future catastrophic events. In addition, any of these catastrophic events could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
Our partners, suppliers, and customers are also subject to the risk of catastrophic events. In those events, our ability to deliver our products in a timely manner, as well as the demand for our products, may be divided on account of factors outside our control.
Further, the effects of climate change on the global economy and the technology industry are rapidly evolving. While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are focused on mitigating their own climate-related risks, there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. For example, our corporate headquarters in the San Francisco Bay Area and one of our core co-location facilities located in the U.S. Pacific Northwest have experienced and may continue to experience, climate-related events and at an increasing frequency, including severe storms, floods, drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with these types of events. Additionally, it will remain difficult to mitigate the impact of these events on our employees continuing to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees and have engaged outside consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our operating expenses.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California, where we lease approximately 112,000 square feet. Of the total leased space in San Francisco, approximately 67,000 square feet is concentrated in our adjoining buildings located at 101 Townsend Street and 111 Townsend Street pursuant to lease agreements expiring in October 2027. In addition, we lease approximately 45,000 square feet at 634 Second Street pursuant to a lease agreement expiring in December 2027.
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
Future litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information, see "Risk Factors" - "Activities of our paying and free customers or the content of their websites and other Internet properties may violate applicable laws and/or our terms of service and could subject us to lawsuits, regulatory enforcement actions, and/or liability in various jurisdictions" and "We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters that, if resolved adversely, could have a material impact on our business, results of operations, or financial condition" and Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Class A Common Stock
Our Class A common stock has been listed on the New York Stock Exchange (NYSE) under the symbol "NET" since September 13, 2019. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed on any stock exchange nor traded on any public market.
Holders of Record
As of February 10, 2023, we had 106 holders of record of our Class A common stock and 140 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission (the SEC) for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the Securities Act).
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 13, 2019 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2022 with (ii) the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor's Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on September 13, 2019 and the reinvestment of dividends. The graph uses the closing market price on September 13, 2019 of $18.00 per share as the initial value of our common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
Base Period 9/13/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Cloudflare
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period 9/13/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Cloudflare	$100.00	$94.78	$422.17	$730.56	$251.17
S&P 500 Index	100.00	107.43	124.89	158.48	127.67
S&P 500 Information Technology Index	100.00	113.36	161.21	214.98	152.83

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and such disclosure can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which information is incorporated herein by reference. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those other factors discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year end is December 31.
Overview
Cloudflare’s mission is to help build a better Internet. We have built a global network that delivers a broad range of services to businesses of all sizes and in all geographies—making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Our network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across their on-premises, hybrid, cloud, and software-as-a-service (SaaS) applications.
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
•Contracted customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan, have contracts that typically range from one to three years and are typically billed on a monthly basis. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and a smaller portion based on usage or per seat.
•Pay-as-you-go customers. For our pay-as-you-go customers, we offer the ability to purchase our products through our website. We make our pay-as-you-go product solutions available in several configurations. For customers securing and accelerating their Internet properties using our external-facing infrastructure products, we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Our Pro plan provides basic functionality to improve the security, performance, and reliability of applications, such as enhanced web application firewall and image and mobile optimization. Our Business plan includes additional functionality often required by larger organizations, including service level agreements of up to 100% uptime, dynamic content acceleration, and enhanced customer support. Our pay-as-you-go customers may pay upfront for an annual Pro or Business plan. Our implementation period for pay-as-you-go customers can be extremely short with most customers implementing our services within a matter of minutes. Pay-as-you-go customers can subscribe to more than one solution and purchase add-on products and network functionality we offer to meet their more advanced needs. Our pay-as-you-go customers typically pay with a credit card on a monthly basis for add-on products. For pay-as-you-go or contracted customers who need a scalable zero trust solution to secure users and internal resources using our Cloudflare One products, we make these products available on a per seat basis. In addition, for developers building serverless applications, we offer our Cloudflare Workers to these customers on a usage-based plan that is metered by requests and execution time.
Key elements of our business model include:
•Significant investment in ongoing product development. We invest significantly in research and development. Our focus on research and development allows us to continually enhance the capabilities and functionality of our global network with new products and product features that are innovative and powerful and can be quickly adopted by our customers and helps us grow our customer base, which allows us to serve a greater portion of the world's Internet traffic. That in turn provides us with greater knowledge and insight into the challenges that Internet users face every day.
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
◦New customer acquisition. We believe that anyone that relies on the Internet to deliver products, services, or content or to operate its business can be a Cloudflare customer. As such, we are focused on driving an increased number of customers onto our network and products to support our long-term growth. We continue to invest to build our direct sales force, increase brand awareness, leverage and expand channel partners, and improve the sophistication of our sales operations for contracted customers, particularly large customers. Additionally, through our pay-as-you-go offering, a customer can subscribe to one of our many plans and begin using our network within minutes, with minimal technical skill and no professional services. This has allowed us to acquire a large portion of our paying customers very rapidly and at significantly lower customer acquisition costs.
◦Expansion of our existing customers. We believe that our network enables a large opportunity for growth within our existing customer base given the breadth of products we offer on our infrastructure platform. Our relationships with customers often start with servicing a portion of their overall needs and expand over time as they realize the significant value we deliver. Once a customer has adopted one product on our network, it can easily add additional products. As we add more products and functionality to our network, we see opportunities to drive upsell as customers seek to consolidate onto one infrastructure platform to meet all of their security, performance, and reliability network requirements. We also intend to continue to invest in market awareness of our new products to improve growth within our existing customers.
◦International reach. Our global network, with a presence in more than 275 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 47%, 48% and 49% of our revenue in the years ended December 31, 2022, 2021, and 2020, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
•Free customer base. Free customers are an important part of our business. These customers are typically individual developers, early-stage startups, hobbyists, and other users and, like our pay-as-you-go customers, sign up for our service through our website. Our free customers create scale, serve as efficient brand marketing, and help us attract developers, customers, and potential employees. These free customers expose us to diverse traffic, threats, and problems, often allowing us to see potential security, performance, and reliability issues at the earliest stage. This knowledge allows us to improve our products and deliver more effective solutions to our paying customers. In addition, the added scale and diversity of this traffic makes us valuable to a diverse set of global ISPs, improving the breadth and economic terms of our interconnections, bandwidth costs, and co-location expenses. Finally, the enthusiastic engagement of our free customer base represents a "virtual quality assurance" function that allows us to maintain a high rate of product innovation, while ensuring our products are extensively tested in real world environments before they are deployed to our paying customers.

Opportunities, Challenges, and Risks
We believe that the growth of our business and our future success are dependent upon many factors, including growing our paying customer base, particularly large customers, expanding our relationships with existing paying customers, developing and successfully launching new products and features, expanding into additional market segments, expanding our base of free customers, and developing and maintaining favorable peering and co-location relationships. Each of these factors presents significant opportunities for us, but also poses material challenges and risks that we must successfully address in order to grow our business and improve our operating results. We expect that addressing these challenges and risks will increase our operating expenses significantly over the next several years. The timing of our future profitability, if we achieve profitability at all, will depend upon many variables, including the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, as well as market growth and other factors that are not within our control. In addition, we must comply with complex, uncertain, and evolving laws, rules, and regulatory requirements across federal, state, and international jurisdictions. If we fail to successfully address these challenges, risks, and variables, our business, operating results, financial condition, and prospects may be adversely affected.
Impact of Macroeconomic Developments
Recent adverse changes in macroeconomic conditions such as high inflation, recessionary environments, and fluctuations in foreign currency exchange rates, may negatively impact our business and operations, results of operations, financial condition, and cash flows. In addition, negative impacts directly attributable to the COVID-19 pandemic and the Russian invasion of Ukraine caused further economic instability throughout 2022 and contributed to price increases for a wide variety of goods and services, resulting in significant inflationary pressure in the United States, Europe, and other countries around the world. In response to concerns over ongoing inflationary risks, the U.S. Federal Reserve and other central banks continuously raised interest rates significantly throughout 2022 and in the first quarter of 2023. In addition, the increase in global economic uncertainty has resulted in the U.S. dollar increasing significantly in value relative to the currencies of many of the countries in which our operations are located, including the British Pound and Euro.
We are closely monitoring macroeconomic developments and global events, such as the Russia-Ukraine conflict and other areas of geopolitical tension around the world, and how they may impact our and our customers’ businesses. For example, during the first half of 2022, potentially as a result of these various macroeconomic impacts on our customers, we experienced a lengthening of the sales cycle for our large customers, a slowdown in our pipeline of potential new customers, and a lengthening of the timing of payment from some of our customers. During the third and fourth quarters of 2022, new customer pipeline continued to improve quarter-over-quarter; however, our sales cycle continued to lengthen. While we experienced a higher level of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan) during the second and third quarters of 2022, retention in the pay-as-you-go customer base improved in the fourth quarter, returning to the levels we achieved in late 2020 through early 2022.
To the extent challenging macroeconomic conditions persist, we may experience an extension and worsening of these effects as well as additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, increased slowness in purchasing decisions by existing and potential new paying customers, additional lengthening of the sales cycle for some of our existing and potential new paying customers, further reduction or delays in purchasing decisions by our paying customers, potential customer requests for concessions or delayed payments, potential losses of paying customers as a result of economic distress or bankruptcy (particularly among our small and medium paying customer base), potential reductions in new non-U.S. customers and expansion of sales to existing non-U.S. paying customers as a result of our products, which we currently only sell for U.S. dollars, becoming relatively more expensive for such customers, and increased costs for employee compensation and equipment purchases resulting from continued inflationary cost pressures.
For further discussion of the challenges and risks we confront related to macroeconomic conditions and geopolitical tension around the world, please refer to Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, including the risk factors titled "Adverse economic conditions, including reduced spending on products and solutions for network security, performance, and reliability, and the impacts of geopolitical developments and uncertainty, may adversely impact our revenue and profitability." and “The Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or tensions, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain."

Non-GAAP Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Gross profit	$742,631	$509,292	$330,004
Gross margin	76%	78%	77%
Loss from operations	$(201,203)	$(127,684)	$(106,768)
Non-GAAP income (loss) from operations	$35,679	$(7,024)	$(33,892)
Operating margin	(21)%	(19)%	(25)%
Non-GAAP operating margin	4%	(1)%	(8)%
Net cash provided by (used in) operating activities	$123,595	$64,648	$(17,129)
Net cash used in investing activities	$(235,696)	$(709,322)	$(515,273)
Net cash provided by financing activities	$6,347	$847,486	$504,912
Free cash flow	$(39,769)	$(43,090)	$(92,091)
Net cash provided by (used in) operating activities (as a percentage of revenue)	13%	10%	(4)%
Free cash flow margin	(4)%	(7)%	(21)%
Paying customers	162,086	140,096	111,183
Paying customers (> $100,000 Annualized Revenue)	2,042	1,416	828

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Year Ended December 31,
	2022		2021		2020

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$515,722	53%	$342,578	52%	$218,191	51%
Europe, Middle East, and Africa	258,291	26%	172,129	26%	109,274	25%
Asia Pacific	133,353	14%	96,537	15%	76,177	18%
Other	67,875	7%	45,182	7%	27,417	6%
Total	$975,241	100%	$656,426	100%	$431,059	100%

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

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Loss from operations	$(201,203)	$(127,684)	$(106,768)
Add:
Stock-based compensation expense and related employer payroll taxes	217,766	117,334	63,516
Amortization of acquired intangible assets	15,169	2,946	3,081
Acquisition-related and other expenses	3,947	380	6,279
Non-GAAP income (loss) from operations	$35,679	$(7,024)	$(33,892)
Operating margin	(21)%	(19)%	(25)%
Non-GAAP operating margin (non-GAAP income (loss) from operations as a percentage of revenue)	4%	(1)%	(8)%
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

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands)
Net cash provided by (used in) operating activities	$123,595	$64,648	$(17,129)
Less: Purchases of property and equipment	(143,606)	(92,986)	(56,375)
Less: Capitalized internal-use software	(19,758)	(14,752)	(18,587)
Free cash flow	$(39,769)	$(43,090)	$(92,091)
Net cash used in investing activities	$(235,696)	$(709,322)	$(515,273)
Net cash provided by financing activities	$6,347	$847,486	$504,912
Net cash provided by (used in) operating activities (as a percentage of revenue)	13%	10%	(4)%
Less: Purchases of property and equipment (as a percentage of revenue)	(15)%	(14)%	(13)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(4)%
Free cash flow margin	(4)%	(7)%	(21)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 162,086, 140,096, and 111,183 as of December 31, 2022, 2021, and 2020, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 2,042, 1,416, and 828 as of December 31, 2022, 2021, and 2020, respectively. We believe this trend will continue as customers increasingly adopt cloud technology and we are able to compete with an increasing share of our customers’ legacy hardware solutions by adding new capabilities to our global network.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended December 31, 2022, 2021, and 2020 were 122%, 125%, and 119%, respectively.

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
Interest Expense

Interest expense consists primarily of contractual interest expense and amortization of the debt issuance costs on our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes). Upon adoption of the Accounting Standards Update (ASU) 2020-06 effective January 1, 2022, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue	$975,241	$656,426	$431,059
Cost of revenue(1)	232,610	147,134	101,055
Gross profit	742,631	509,292	330,004
Operating expenses:
Sales and marketing(1)	465,762	328,065	217,875
Research and development(1)	298,303	189,408	127,144
General and administrative(1)	179,769	119,503	91,753
Total operating expenses	943,834	636,976	436,772
Loss from operations	(201,203)	(127,684)	(106,768)
Non-operating income (expense):
Interest income	14,877	1,970	6,588
Interest expense	(4,984)	(49,234)	(24,964)
Loss on extinguishment of debt	—	(72,234)	—
Other income (expense), net	577	(794)	171
Total non-operating income (expense), net	10,470	(120,292)	(18,205)
Loss before income taxes	(190,733)	(247,976)	(124,973)
Provision for (benefit from) income taxes	2,648	12,333	(5,603)
Net loss	$(193,381)	$(260,309)	$(119,370)
_______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$6,251	$2,583	$1,225
Sales and marketing	50,317	27,277	16,019
Research and development	103,276	44,196	26,090
General and administrative	42,933	16,081	13,000
Total stock-based compensation expense	$202,777	$90,137	$56,334

	Year Ended December 31,
	2022	2021	2020
Percentage of Revenue Data:
Revenue	100%	100%	100%
Cost of revenue	24	22	23
Gross margin	76	78	77
Operating expenses:
Sales and marketing	48	50	51
Research and development	31	29	30
General and administrative	18	18	21
Total operating expenses	97	97	102
Loss from operations	(21)	(19)	(25)
Non-operating income (expense):
Interest income	2	—	2
Interest expense	(1)	(8)	(6)
Loss on extinguishment of debt	—	(11)	—
Other income (expense), net	—	—	—
Total non-operating income (expense), net	1	(19)	(4)
Loss before income taxes	(20)	(38)	(29)
Provision for (benefit from) income taxes	—	2	(1)
Net loss	(20)%	(40)%	(28)%

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Revenue	$975,241	$656,426	$318,815	49%
Revenue increased by $318.8 million, or 49%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in revenue was primarily due to the addition of new paying customers, which increased by 16% during the year ended December 31, 2022, as well as expansion within our existing paying customers, which was reflected by our dollar-based net retention rates remaining over 120% during the four quarters ended December 31, 2022.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Cost of revenue	$232,610	$147,134	$85,476	58%
Gross margin	76%	78%
Cost of revenue increased by $85.5 million, or 58%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in the cost of revenue was primarily due to an increase of $33.5 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $15.7 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $14.2 million in employee-related costs due to a 7% increase in headcount in our customer support and technical operations organizations, and an increase of $12.7 million related to the amortization of acquired developed technology and capitalized internal-use software costs. The remainder of the increase was primarily due to $11.5 million of increased third-party technology services costs, registry fees, and payment processing fees.
Gross margin did not significantly fluctuate during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Sales and marketing	$465,762	$328,065	$137,697	42%
Sales and marketing expenses increased by $137.7 million, or 42%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by $92.8 million in increased employee-related costs due to a 40% increase in headcount in our sales and marketing organization, including an increase of $22.8 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $20.4 million in co-location and bandwidth expenses for free customers, an increase of $11.4 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $5.6 million in travel-related expenses, an increase of $3.0 million in subscriptions, and an increase of $2.9 million in allocated overhead costs.
Research and Development

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Research and development	$298,303	$189,408	$108,895	57%
Research and development expenses increased by $108.9 million, or 57%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by $112.5 million in increased employee-related costs due to a 31% increase in headcount in our research and development organization, including an increase of $61.7 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $2.3 million in allocated overhead costs, partially offset by increased capitalized internal-use software development costs of $7.6 million.
General and Administrative

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
General and administrative	$179,769	$119,503	$60,266	50%
General and administrative expenses increased by $60.3 million, or 50%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by $47.7 million in increased employee-related costs due to a 24% increase in headcount in our general and administrative organization, an increase of $6.7 million in travel-related expenses, an increase of $6.3 million in rent and office related costs, primarily driven by the new Austin lease that commenced in the three months ended September 30, 2021, an increase of $3.0 million in third-party accounting, consulting, and legal services, and an increase of $2.8 million in software subscription costs, cloud computing services, and payment processing fees. These increases were partially offset by $8.7 million of decreased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest income	$14,877	$1,970	$12,907	*
Interest income increased by $12.9 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by an increase in interest rates.
______________
* Not meaningful
Interest Expense

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Interest expense	$(4,984)	$(49,234)	$44,250	(90)%
Interest expense decreased by $44.3 million, or 90%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily driven by the adoption of ASU 2020-06. Upon adoption of the ASU, the Company is no longer recording the conversion feature of its convertible senior notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together is now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. The remainder of the decrease was due to the decrease in the debt principal as a result of the 2025 Notes Exchange. Refer to Note 7 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the Notes.
Loss on Extinguishment of Debt

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$—	$(72,234)	$72,234	*
______________
* Not meaningful
Loss on extinguishment of debt decreased by $72.2 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Exchange. Refer to Note 7 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the Notes.

Other Income (Expense), net

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Other income (expense), net	$577	$(794)	$1,371	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$2,648	$12,333	$(9,685)	*
______________
* Not meaningful
We recorded an income tax expense of $2.6 million during the year ended December 31, 2022 as compared to an income tax expense of $12.3 million for the year ended December 31, 2021. The provision for income taxes of $2.6 million for the year ended December 31, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions. The provision for income taxes of $12.3 million for the year ended December 31, 2021 was primarily related to withholding taxes in the U.S., income tax expense from profitable foreign jurisdictions, the recording of a valuation allowance on the Company’s U.K. deferred tax assets, and income tax expense related to an acquisition.

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
As of December 31, 2022, we had cash and cash equivalents of $204.2 million, including $23.6 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,445.8 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of December 31, 2022, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $839.9 million as of December 31, 2022. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. For the period beyond the next 12 months, we believe we will be able to meet our working capital and capital expenditure needs from our existing cash, cash equivalents, and available-for-sale-securities, the cash flows from our operating activities and, if necessary, proceeds from potential equity or debt financings. Our assessments of the period of time through which our existing financial resources will be adequate to support our operations and our expected sources of capital for the future operation of our business after such period of time are forward-looking statements and involve risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of our global network and products, and the impact of macroeconomic conditions to our and our customers', vendors', and partners' businesses. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, and such acquisitions and investments could increase our need for additional capital. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions. We may be required to seek additional equity or debt financing from time to time in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.

As of December 31, 2022, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of December 31, 2022, we had $11.0 million recognized as total restricted cash on our consolidated balance sheet which mainly consisted of $10.5 million of indemnity holdback consideration associated with business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by (used) in operating activities	$123,595	$64,648	$(17,129)
Net cash used in investing activities	$(235,696)	$(709,322)	$(515,273)
Net cash provided by financing activities	$6,347	$847,486	$504,912
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2022 was $123.6 million, which resulted from a net loss of $193.4 million, adjusted for non-cash charges of $396.3 million and net cash outflow of $79.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $202.8 million for stock-based compensation expense, $102.3 million for depreciation and amortization expense, $45.1 million for amortization of deferred contract acquisition costs, $36.3 million for non-cash operating lease costs, $4.8 million for provision for bad debt, and $4.7 million for amortization of convertible note issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $67.9 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $56.2 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $31.7 million decrease in operating lease liabilities, a $9.6 million decrease in accounts payable related to operating activities, a $7.7 million increase in prepaid expenses and other current assets related to operating activities, a $5.4 million decrease in accrued expenses and other current liabilities related to operating activities, and a $2.2 million increase in contract assets, which were partially offset by a $102.2 million increase in deferred revenue.
Net cash provided by operating activities during the year ended December 31, 2021 was $64.6 million, which resulted from a net loss of $260.3 million, adjusted for non-cash charges of $321.6 million and net cash inflow of $3.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $90.1 million for stock-based compensation expense, $72.2 million for loss on extinguishment of debt, $66.6 million for depreciation and amortization expense, $46.2 million for amortization of convertible note discount and issuance costs, $29.3 million for amortization of deferred contract acquisition costs, $25.1 million for non-cash operating lease costs, $8.7 million for deferred income taxes, $8.4 million for net accretion of discounts and amortization premiums on available-for-sale securities, $3.8 million for provision for bad debt, which were partially offset by $29.4 million for exchange of convertible senior notes attributable to the accreted interest related to debt discount. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $64.4 million increase in deferred revenue, a $58.9 million increase in accrued expenses and other current liabilities, which were partially offset by a $55.4 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $35.8 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $23.1 million decrease in operating lease liabilities, and a $4.6 million decrease in other noncurrent liabilities.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 of $235.7 million resulted primarily from the purchases of available-for-sale securities of $1,133.0 million, capital expenditures of $143.6 million, cash paid for acquisitions, net of cash acquired of $88.2 million, and capitalization of internal-use software development costs of $19.8 million. These activities were partially offset by the maturities of available-for-sale securities of $1,148.8 million.
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
Financing Activities
Net cash provided by financing activities of $6.3 million during the year ended December 31, 2022 was primarily due to $15.3 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP) and $10.1 million of proceeds from the exercise of vested and unvested stock options, which were partially offset by $16.6 million of repayments of convertible senior notes, and $2.5 million payment of tax withholding on Restricted Stock Unit (RSU) settlements.
Net cash provided by financing activities of $847.5 million during the year ended December 31, 2021 was primarily due to $1,293.8 million of gross proceeds from issuance of the 2026 Notes, $21.5 million of proceeds from the exercise of vested and unvested stock options, and $15.0 million proceeds from the issuance of Class A common stock pursuant to the ESPP, which were partially offset by $370.6 million cash consideration paid in the 2025 Notes Exchange, $86.3 million purchases of capped calls related to the 2026 Notes, $19.8 million cash paid for issuance costs on the 2026 Notes, $3.6 million payment of tax withholding on RSU settlements, and $2.2 million payment of the indemnity holdback for the acquisition of S2 Systems Corporation.

Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the Russia-Ukraine conflict, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of February 24, 2023, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recently adopted accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of December 31, 2022, we had cash and cash equivalents of $204.2 million and available-for-sale securities of $1,445.8 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. The 2026 Notes do not have regularly scheduled interest payments; therefore, we do not have economic interest rate exposure on the 2026 Notes. We carry the 2026 Notes at face value less the unamortized issuance costs on our consolidated balance sheets. Generally, the fair market value of the 2026 Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the 2026 Notes fluctuates when the market price of our Class A common stock fluctuates.
In May 2020, we issued $575.0 million in aggregate principal amount of the 2025 Notes. In August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. The 2025 Notes have a fixed annual interest rate; therefore, we do not have economic interest rate exposure on the 2025 Notes. We carry the

2025 Notes at face value less the unamortized issuance costs on our consolidated balance sheets. Generally, the fair market value of the 2025 Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the 2025 Notes fluctuates when the market price of our Class A common stock fluctuates.
We do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have a material impact on our consolidated financial statements.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue, and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the years ended December 31, 2022, 2021, and 2020 a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
To the Stockholders and Board of Directors
Cloudflare, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cloudflare, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible senior notes as of January 1, 2022 due to the adoption of Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity's Own Equity.

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

Sufficiency of audit evidence over revenue from contracted customers

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recorded $975.2 million of total revenues for the year-ended December 31, 2022, a portion of which related to contracted customers. The Company’s revenue is generated from pay-as-you-go and contracted customers and is comprised of subscription fees to access its network and products, support services, and usage-based fees. The Company’s performance obligation primarily consists of subscription and support services, as they are provided over the same service period.

We identified the evaluation of the sufficiency of audit evidence over revenue from contracted customers as a critical audit matter. Challenging auditor judgment was required to evaluate the nature and extent of audit evidence obtained for that revenue with contracted customers due to the nature of the revenue contracts.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue from contracted customers. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for contracted customers, including controls over the Company’s identification and evaluation of contract terms. For certain contracted customer agreements, we read a selection of contracts and evaluated the Company’s assessment of the contract terms impacting the timing of revenue recognition. For certain contracted customer transactions, we compared the amount of revenue recognized for consistency with the terms of the underlying documentation, including contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Santa Clara, California
February 24, 2023

CLOUDFLARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$204,178	$313,777
Available-for-sale securities	1,445,759	1,508,066
Accounts receivable, net	148,544	95,543
Contract assets	8,292	6,079
Restricted cash short-term	10,555	2,958
Prepaid expenses and other current assets	70,556	29,433
Total current assets	1,887,884	1,955,856
Property and equipment, net	286,600	183,736
Goodwill	148,047	23,530
Acquired intangible assets, net	32,483	1,254
Operating lease right-of-use assets	132,360	130,314
Deferred contract acquisition costs, noncurrent	93,145	70,320
Restricted cash	471	4,223
Other noncurrent assets	6,918	2,838
Total assets	$2,587,908	$2,372,071
Liabilities, Temporary Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,607	$26,086
Accrued expenses and other current liabilities	66,425	38,085
Accrued compensation	42,014	65,905
Operating lease liabilities	33,275	25,175
Liability for early exercise of unvested stock options	1,902	4,651
Deferred revenue	218,647	116,546
Current portion of convertible senior notes, net	—	12,117
Total current liabilities	397,870	288,565
Convertible senior notes, net	1,436,192	1,146,877
Operating lease liabilities, noncurrent	107,624	109,037
Deferred revenue, noncurrent	11,732	4,680
Other noncurrent liabilities	10,526	7,114
Total liabilities	1,963,944	1,556,273

Commitments and contingencies (Note 8)
Temporary equity, convertible senior notes	—	4,439

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of December 31, 2022 and 2021; 286,561 and 277,708 shares issued and outstanding as of December 31, 2022 and 2021, respectively	286	277
Class B common stock; $0.001 par value; 315,000 shares authorized as of December 31, 2022 and 2021; 43,525 and 45,904 shares issued and outstanding as of December 31, 2022 and 2021, respectively	42	44
Additional paid-in capital	1,475,423	1,494,512
Accumulated deficit	(839,891)	(680,829)
Accumulated other comprehensive loss	(11,896)	(2,645)
Total stockholders’ equity	623,964	811,359
Total liabilities, temporary equity and stockholders’ equity	$2,587,908	$2,372,071

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$975,241	$656,426	$431,059
Cost of revenue	232,610	147,134	101,055
Gross profit	742,631	509,292	330,004
Operating expenses:
Sales and marketing	465,762	328,065	217,875
Research and development	298,303	189,408	127,144
General and administrative	179,769	119,503	91,753
Total operating expenses	943,834	636,976	436,772
Loss from operations	(201,203)	(127,684)	(106,768)
Non-operating income (expense):
Interest income	14,877	1,970	6,588
Interest expense	(4,984)	(49,234)	(24,964)
Loss on extinguishment of debt	—	(72,234)	—
Other income (expense), net	577	(794)	171
Total non-operating income (expense), net	10,470	(120,292)	(18,205)
Loss before income taxes	(190,733)	(247,976)	(124,973)
Provision for (benefit from) income taxes	2,648	12,333	(5,603)
Net loss	$(193,381)	$(260,309)	$(119,370)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.83)	$(0.40)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	326,332	312,321	299,774

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net loss	$(193,381)	$(260,309)	$(119,370)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(9,251)	(2,808)	102
Other comprehensive income (loss)	(9,251)	(2,808)	102
Comprehensive loss	$(202,632)	$(263,117)	$(119,268)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	87,072	$87	213,101	$207		$1,027,179	$(301,706)	$61	$725,828
Cumulative effect adjustment from issuance of ASC 842	—	—	—	—		—	556	—	556
Issuance of common stock in connection with acquisition	107	—	—	—		1,821	—	—	1,821
Issuance of unvested restricted stock in connection with acquisition	841	—	—	—		—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,351	4		7,453	—	—	7,457
Repurchases of unvested common stock	(64)	—	—	—		—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	100	—		—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	2		4,742	—	—	4,744
Issuance of common stock related to settlement of RSUs	487	—	2,446	3		(3)	—	—	—
Tax withholding on RSU settlement	(10)	—	(418)	—		(8,101)	—	—	(8,101)
Conversion of Class B to Class A common stock	160,341	161	(160,341)	(161)		—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—		200,812	—	—	200,812
Purchases of capped calls related to convertible senior notes	—	—	—	—		(67,333)	—	—	(67,333)
Common stock issued under employee stock purchase plan	640	1	—	—		10,923	—	—	10,924
Tax withholding on common stock issued under employee stock purchase plan	(13)	—	—	—		(376)	—	—	(376)
Stock-based compensation	—	—	—	—	—	59,876	—	—	59,876
Net loss	—	—	—	—		—	(119,370)	—	(119,370)
Other comprehensive income	—	—	—	—		—	—	102	102
Balance as of December 31, 2020	249,401	249	59,239	55		1,236,993	(420,520)	163	816,940
Issuance of common stock in connection with acquisition	9	—	—	—		1,565	—	—	1,565
Issuance of unvested restricted stock in connection with acquisition	39	—	—	—		—	—	—	—
Issuance of common stock upon exercise of stock options	686	1	3,727	4		21,381	—	—	21,386
Repurchases of unvested common stock	(75)	—	—	—		—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	42	—		—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	2		3,877	—	—	3,879
Issuance of common stock related to settlement of RSUs	1,457	1	1,297	1		(3)	—	—	(1)
Tax withholding on RSU settlement	—	—	(29)	—		(3,634)	—	—	(3,634)
Conversion of Class B to Class A shares	18,372	18	(18,372)	(18)		—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—		262,077	—	—	262,077
Purchases of capped calls related to convertible senior notes	—	—	—	—		(86,293)	—	—	(86,293)
Issuance of common stock in connection with partial repurchase of convertible senior notes	7,559	8	—	—		920,241	—	—	920,249
Equity component of extinguishment of convertible senior notes	—	—	—	—		(965,684)	—	—	(965,684)
Temporary equity reclassification	—	—	—	—		(4,439)	—	—	(4,439)
Common stock issued under employee stock purchase plan	260	—	—	—		14,984	—	—	14,984
Stock-based compensation	—	—	—	—		93,447	—	—	93,447
Net loss	—	—	—	—		—	(260,309)	—	(260,309)
Other comprehensive loss	—	—	—	—		—	—	(2,808)	(2,808)
Balance as of December 31, 2021	277,708	277	45,904	44		1,494,512	(680,829)	(2,645)	811,359
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—		(318,756)	34,319	—	(284,437)
Issuance of common stock in connection with acquisition	522	1	—	—		65,504	—	—	65,505
The accompanying notes are an integral part of these consolidated financial statements.

Issuance of restricted stock in connection with acquisition	52	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	249	—	2,194	2	9,998	—	—	10,000
Repurchases of unvested common stock	(1)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	41	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	2,861	—	—	2,862
Issuance of common stock related to settlement of RSUs	1,723	2	1,125	1	(3)	—	—	—
Tax withholding on RSU settlement	—	—	(32)	—	(2,483)	—	—	(2,483)
Conversion of Class B to Class A Common stock	5,707	6	(5,707)	(6)	—	—	—	—
Common stock issued under employee stock purchase plan	302	—	—	—	15,291	—	—	15,291
Settlement of common stock in connection with convertible senior notes	299	—	—	—	(201)	—	—	(201)
Stock-based compensation	—	—	—	—	208,700	—	—	208,700
Net Loss	—	—	—	—	—	(193,381)	—	(193,381)
Other Comprehensive loss	—	—	—	—	—	—	(9,251)	(9,251)
Balance as of December 31, 2022	286,561	$286	43,525	$42	$1,475,423	$(839,891)	$(11,896)	$623,964
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net loss	$(193,381)	$(260,309)	$(119,370)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization expense	102,335	66,607	49,387
Non-cash operating lease costs	36,332	25,091	19,765
Amortization of deferred contract acquisition costs	45,115	29,267	17,324
Stock-based compensation expense	202,777	90,137	56,334
Amortization of debt discount and issuance costs	4,659	46,174	21,629
Net accretion of discounts and amortization of premiums on available-for-sale securities	(263)	8,357	1,642
Deferred income taxes	(140)	8,738	(6,145)
Provision for bad debt	4,828	3,804	3,368
Loss on extinguishment of debt	—	72,234	—
Exchange of convertible senior notes attributable to the accreted interest related to debt discount	—	(29,353)	—
Other	629	511	1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(56,195)	(35,848)	(33,000)
Contract assets	(2,213)	(2,541)	(1,475)
Deferred contract acquisition costs	(67,940)	(55,411)	(36,315)
Prepaid expenses and other current assets	(7,701)	(2,395)	(11,634)
Other noncurrent assets	(539)	1,534	(2,268)
Accounts payable	(9,605)	2,462	1,690
Accrued expenses and other current liabilities	(5,363)	58,897	17,075
Operating lease liabilities	(31,691)	(23,071)	(20,718)
Deferred revenue	102,204	64,390	25,189
Other noncurrent liabilities	(253)	(4,627)	392
Net cash provided by (used in) operating activities	123,595	64,648	(17,129)
Cash Flows From Investing Activities
Purchases of property and equipment	(143,606)	(92,986)	(56,375)
Capitalized internal-use software	(19,758)	(14,752)	(18,587)
Cash paid for acquisitions, net of cash acquired	(88,187)	(5,605)	(13,941)
Purchases of available-for-sale securities	(1,132,951)	(1,589,265)	(1,267,015)
Sales of available-for-sale securities	—	25,714	—
Maturities of available-for-sale securities	1,148,770	967,519	840,248
Other investing activities	36	53	397
Net cash used in investing activities	(235,696)	(709,322)	(515,273)
Cash Flows From Financing Activities
Gross proceeds from issuance of convertible senior notes	—	1,293,750	575,000
Purchases of capped calls related to convertible senior notes	—	(86,293)	(67,333)
Cash consideration paid in exchange of convertible senior debt	—	(370,647)	—
Cash paid for issuance costs on convertible senior notes	—	(19,797)	(12,542)
Repayments of convertible senior notes	(16,571)	—	—
Proceeds from the exercise of stock options	10,000	21,385	7,457
Proceeds from the early exercise of stock options	113	115	241
Repurchases of unvested common stock	(3)	(189)	(157)
Payments on note payable	—	—	(200)
Proceeds from the issuance of common stock for employee stock purchase plan	15,291	14,984	10,923
Payment of tax withholding obligation on RSU settlement	(2,483)	(3,634)	(8,101)
Payment of tax withholding obligation on common stock issued under employee stock purchase plan	—	—	(376)
Payment of indemnity holdback	—	(2,188)	—
Net cash provided by financing activities	6,347	847,486	504,912
Net (decrease) increase in cash, cash equivalents, and restricted cash	(105,754)	202,812	(27,490)
Cash, cash equivalents, and restricted cash, beginning of period	320,958	118,146	145,636
Cash, cash equivalents, and restricted cash, end of period	$215,204	$320,958	$118,146
The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,238	$3,634	$2,192
Cash paid for income taxes, net of refunds	$2,223	$1,546	$702
Cash paid for operating lease liabilities	$28,881	$22,765	$20,895
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$5,452	$3,212	$3,423
Accounts payable and accrued expenses related to property and equipment additions	$28,979	$13,544	$3,052
Vesting of early exercised stock options	$2,862	$3,878	$4,744
Indemnity holdback consideration associated with business combinations	$10,483	$—	$2,187
Issuance of common stock related to an acquisition	$65,504	$1,565	$1,821
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$33,137	$109,821	$9,893
Derecognition of build-to-suit lease	$—	$—	$9,886
Issuance of common stock for exchange of convertible senior notes	$—	$920,249	$—
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation
Organization and Description of Business
Cloudflare, Inc. (the Company, Cloudflare, we, us, or our) is a global cloud services provider that delivers a broad range of services to businesses of all sizes and in all geographies, making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Cloudflare’s network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across on-premises, hybrid, cloud, and software-as-a-service (SaaS) applications. The Company was incorporated in Delaware in July 2009. The Company is headquartered in San Francisco, California.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes to the consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the Russia-Ukraine conflict and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of February 24, 2023, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, available-for-sale securities, and accounts receivable. Although the Company maintains cash deposits and cash equivalent balances with multiple financial institutions, the deposits, at times, may exceed federally insured limits. Cash and cash equivalents may be withdrawn or redeemed on demand. The

Company believes that the financial institutions that hold its cash and cash equivalents and available-for-sale securities are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company also maintains investments in U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances. Cash equivalents consist of money market funds, commercial paper, and corporate bonds which are invested through financial institutions in the United States.
The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company grants credit to its customers in the normal course of business. For the years ended December 31, 2022, 2021, and 2020, no customer accounted for more than 10% of the Company’s revenue. No customer represented 10% or more of accounts receivable, net as of December 31, 2022 and 2021.
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
Advertising Expense
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expense for the years ended December 31, 2022, 2021, and 2020 was $43.5 million, $36.2 million, and $25.0 million, respectively.
Stock-based Compensation
The Company measures and recognizes stock-based compensation expense based on the grant date fair value of the awards. The Company accounts for forfeitures as they occur. The grant date fair value of restricted stock units (RSUs) is estimated based on the fair value of the Company's underlying common stock. The grant date fair value of stock options with service-based vesting only is estimated using the Black-Scholes option pricing model. The grant date fair value of stock options with market conditions is estimated using the Monte Carlo simulation pricing model. The grant date fair value and the stock-based compensation expense related to purchase rights issued under the 2019 Employee Stock Purchase Plan (ESPP) is estimated using the Black-Scholes option pricing model and is based on the estimated number of awards as of the beginning of the offering period, respectively.
The Black-Scholes and Monte Carlo simulation option pricing models require the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock.
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
The grant date fair value of RSUs is estimated based on the fair value of the Company's underlying common stock. Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years. The assumptions used to determine the fair value of the stock-based awards are management’s best estimates and involve inherent uncertainties and the application of judgment. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, it has based its expected term on the simplified method available under U.S. GAAP.
Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years. Stock-based compensation expense for awards with service and market conditions is recognized on a graded attribution basis over the requisite service period of the awards as derived from the Monte Carlo simulation pricing model.
Prior to the initial public offering of the Company's Class A common stock in 2019 (IPO), the fair value of the Company's common stock for financial reporting purposes was determined considering numerous objective and subjective factors and required judgment to determine the fair value of common stock as of each grant date. Subsequent to the IPO, the Company determines the fair value using the market closing price of its Class A common stock on the date of grant.
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
Foreign Currency Remeasurement
The Company's functional currency of its foreign subsidiaries is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than the U.S. dollar of the Company's foreign subsidiaries are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations. The Company recognized a remeasurement gain of $2.0 million for the year ended December 31, 2022 and remeasurement losses of $0.4 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity from the date of purchase of 90 days or less.
Restricted Cash
The Company's restricted cash at December 31, 2022 is primarily related to indemnity holdback consideration associated with business combinations. Restrictions typically lapse at the end of the holdback term, and the Company classifies restricted cash as current or non-current based on the remaining term of the restriction.
The Company's restricted cash at December 31, 2021 is primarily related to securing letters of credit in connection with our operating leases. Restrictions typically lapse at the end of the lease term, and the Company classifies restricted cash as current or non-current based on the remaining term of the restriction.
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
Other-than-temporary Impairment
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is temporary include the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No such impairment charges were recorded during the years ended December 31, 2022, 2021, and 2020.

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
Business Combinations
The Company includes the results of operations of the businesses that the Company acquires from the date of acquisition. The fair value of the assets acquired and liabilities assumed is based on their estimated fair values as of the respective date of acquisition. Upon early adoption of Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, effective January 1, 2022, the Company measures and recognizes contract assets and contract liabilities acquired in a business combination on the acquisition date in accordance with ASC 606. Refer to Recent Accounting Pronouncements sub-section below for further detail of the adoption of ASU 2021-08. The excess purchase price over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Where the purchase price is less than the fair value of the net assets acquired and liabilities assumed, the difference is recorded as a bargain purchase gain. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates including the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. At the conclusion of the measurement period, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations.
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
Convertible Senior Notes
Prior to January 1, 2022, the Company accounted for its 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and its 0.00% Convertible Senior Notes due 2026 (the 2026 Notes and together with the 2025 Notes, the Notes) as separate liability and equity components. On issuance, the carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that did not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was calculated by deducting the fair value of the liability component from the total principal of the Notes. The excess of the principal amount of the liability component over its book value (debt discount) is amortized to interest expense over the term of the Notes. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values. Issuance costs attributable to the liability component are being amortized over the contractual term of the Notes.
Effective January 1, 2022, the Company adopted ASU 2020-06. As a result, the Notes are each accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives, thereby eliminating the subsequent amortization of the debt discount as interest expense. For further details on the ASU 2020-06 adoption, refer to Recent Accounting Pronouncements section below.
Transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor are evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. For exchange transactions that are considered an extinguishment of debt, the total consideration for such an exchange is separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The gain or loss on extinguishment of the debt is subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2022 and 2021, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The Company did not recognize any goodwill impairment charges for any of the periods presented.
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

The Company performed an evaluation for impairment and determined there were no impairments for the years ended December 31, 2022, 2021, and 2020.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. The Company considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2022, 2021, and 2020 were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (ASC 815-40). The FASB issued this ASU to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. This ASU removes the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The ASU also requires the if-converted method to be applied for all convertible instruments when calculating earnings per share. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers. Historically, such assets and liabilities are recognized by the acquirer at fair value in accordance with Topic 805.The ASU is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company early adopted this standard effective January 1, 2022, and such adoption did not have a material impact on its consolidated financial statements.
Note 3. Revenue

Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the years ended December 31, 2022, 2021, and 2020.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Year Ended December 31,
	2022		2021		2020

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$515,722	53%	$342,578	52%	$218,191	51%
Europe, Middle East, and Africa	258,291	26%	172,129	26%	109,274	25%
Asia Pacific	133,353	14%	96,537	15%	76,177	18%
Other	67,875	7%	45,182	7%	27,417	6%
Total	$975,241	100%	$656,426	100%	$431,059	100%
The following table summarizes the revenue from contracts by type of customer:

	Year Ended December 31,
	2022		2021		2020

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$122,522	13%	$73,802	11%	$45,300	11%
Direct customers	852,719	87%	582,624	89%	385,759	89%
Total	$975,241	100%	$656,426	100%	$431,059	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2022, 2021, and 2020 the Company recognized revenue of $116.0 million, $55.3 million, and $31.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Beginning balance	$70,320	$44,176	$25,184
Capitalization of contract acquisition costs	67,940	55,411	36,316
Amortization of deferred contract acquisition costs	(45,115)	(29,267)	(17,324)
Ending balance	$93,145	$70,320	$44,176

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $906.5 million. As of December 31, 2022, the Company expected to recognize 74% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.

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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of December 31, 2022 and 2021.

(in thousands)					Reported as:
December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$87,719	$—	$—	$87,719	$77,164	$—	$10,555
Level I:
Money market funds	125,450	—	—	125,450	124,979	—	471
Level II:
Corporate bonds	258,617	46	(2,621)	256,042	2,035	254,007	—
U.S. treasury securities	818,379	20	(9,233)	809,166	—	809,166	—
U.S. government agency securities	25,283	—	(31)	25,252	—	25,252	—
Commercial paper	357,334	—	—	357,334	—	357,334	—
Subtotal	1,459,613	66	(11,885)	1,447,794	2,035	1,445,759	—
Total assets measured at fair value on a recurring basis	$1,672,782	$66	$(11,885)	$1,660,963	$204,178	$1,445,759	$11,026

(in thousands)					Reported as:
December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$64,542	$—	$—	$64,542	$64,021	$—	$521
Level I:
Money market funds	253,075	—	—	253,075	246,415	—	6,660
Level II:
Corporate bonds	202,774	16	(289)	202,501	3,341	199,160	—
U.S. treasury securities	960,278	2	(2,298)	957,982	—	957,982	—
U.S. government agency securities	—	—	—	—	—	—	—
Commercial paper	350,924	—	—	350,924	—	350,924	—
Subtotal	1,513,976	18	(2,587)	1,511,407	3,341	1,508,066	—
Total assets measured at fair value on a recurring basis	$1,831,593	$18	$(2,587)	$1,829,024	$313,777	$1,508,066	$7,181
Included in prepaid expenses and other current assets on the December 31, 2022 consolidated balance sheet is $37.5 million of proceeds receivable resulting from maturities of US government agency securities that were initiated on December 31, 2022 and settled on January 3, 2023.
As of December 31, 2022, the Company had $11.0 million in total restricted cash, mainly related to $10.5 million of indemnity holdback consideration associated with business combinations. For further details on the indemnity holdback, refer to Note 13 to these consolidated financial statements.
As of December 31, 2021, the Company had $7.2 million in total restricted cash, mainly related to $6.7 million of irrevocable standby letters of credit established according to the requirements under lease agreements
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2022 and 2021. The Company had no realized gains or losses, net of tax, for the year ended December 31, 2022. Realized gains and losses, net of tax, were not material for December 31, 2021 and 2020, respectively.

The amortized cost of available-for-sale investments with maturities less than one year was $1,251.6 million and $966.3 million as of December 31, 2022 and 2021, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $205.9 million and $544.4 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, net unrealized loss on investments were $11.9 million and were included in accumulated other comprehensive income on the consolidated balance sheet. As of December 31, 2021, net unrealized loss on investments were $2.7 million net of tax and were included in accumulated other comprehensive income on the consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of December 31, 2022, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes issued in August 2021 at face value less the unamortized issuance costs on its consolidated balance sheets and presents that fair value for disclosure purposes only. As of December 31, 2022, the fair value of the 2026 Notes was $1,063.0 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
The Company carries the 2025 Notes issued in May 2020 at face value less the unamortized issuance costs on its consolidated balance sheets and presents that fair value for disclosure purposes only. As of December 31, 2022, the fair value of the 2025 Notes was $223.3 million. The fair value of the 2025 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2025 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of December 31, 2022 and December 31, 2021.

Note 5. Balance Sheet Components
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of a sales allowance and an allowance for doubtful accounts.
Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Beginning balance	$2,644	$1,703	$533
Provision for bad debt	4,836	3,735	3,368
Write-off of uncollectible accounts receivable	(4,346)	(2,794)	(2,198)
Ending balance	$3,134	$2,644	$1,703

Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2022	2021

	(in thousands)
Property and equipment:
Servers—network infrastructure	$239,828	$151,462
Construction in progress	72,827	41,424
Capitalized internal-use software	88,541	63,331
Office and computer equipment	30,577	24,451
Office furniture	6,547	5,927
Software	5,962	4,032
Leasehold improvements	20,392	12,892
Asset retirement obligation	827	430
Gross property and equipment	465,501	303,949
Less accumulated depreciation and amortization	(178,901)	(120,213)
Total property and equipment, net	$286,600	$183,736
Depreciation and amortization expense on property and equipment for the years ended December 31, 2022, 2021, and 2020 was $84.8 million, $62.3 million, and $45.9 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $20.2 million, $17.9 million, and $12.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Goodwill
As of December 31, 2022 and 2021, the Company's goodwill was $148.0 million and $23.5 million, respectively. During the year ended December 31, 2022, the Company recorded $5.0 million and $120.8 million of goodwill in connection with the acquisitions of Vectrix Security, Inc. (Vectrix) and Area 1 Security, Inc. (Area 1), respectively. During the year ended December 31, 2021, the Company recorded $6.4 million of goodwill in connection with the acquisition of Zaraz, Inc. (Zaraz). The Company recorded immaterial purchase accounting adjustments to Vectrix, Area 1, and Zaraz, to revise purchase consideration and goodwill during the year ended December 31, 2022. For further details on these acquisitions, refer to Note 13 to these consolidated financial statements. No goodwill impairments were recorded during the years ended December 31, 2022, 2021, and 2020.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$19,191	$20,909
Trade name	1,700	638	1,062
Customer relationships	11,600	1,088	10,512
Total acquired intangible assets, net	$53,400	$20,917	$32,483

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$7,000	$5,746	$1,254
Total acquired intangible assets, net	$7,000	$5,746	$1,254
The Company recorded $30.0 million, $1.7 million, and $11.6 million of developed technology, trade name, and customer relationships, respectively, in connection with the acquisition of Area 1 for the year ended December 31, 2022. For the year ended December 31, 2022, the Company also recorded $3.1 million of developed technology in connection with the acquisition of Vectrix. For the year ended December 31, 2021, the Company recorded $1.4 million of developed technology in connection with the acquisition of Zaraz. For further details on these acquisitions, refer to Note 13 to these consolidated financial statements.
Amortization of acquired intangible assets for the years ended December 31, 2022, 2021, and 2020 was $15.2 million, $2.9 million, and $3.1 million, respectively.
As of December 31, 2022, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2023	$19,403
2024	5,468
2025	1,450
2026	1,450
2027	1,450
Thereafter	3,262
Total	$32,483

Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 8.6 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 7.8 years. All of the Company's leases are classified as operating leases.
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
The Company subleased one of its leased office spaces. The lease term of the sublease terminated during the year ended December 31, 2021. Sublease income, which is recorded as a reduction of rent expense, was $1.1 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

The components of lease cost related to the Company's operating leases included in the consolidated statements of operations were as follows:

	Year Ended December 31,

	2022	2021	2020
	(in thousands)
Operating lease cost	$36,332	$25,091	$19,544
Sublease income	—	(1,096)	(2,829)
Total lease cost	$36,332	$23,995	$16,715
Variable lease cost and short-term lease cost for the years ended December 31, 2022, 2021, and 2020, were not material.
As of December 31, 2022, the Company had $48.8 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheet. These operating leases will commence between January 2023 and July 2026 and have an average lease term of 4.8 years.
As of December 31, 2022 and 2021, the weighted-average remaining term of the Company’s operating leases was 5.4 years and 6.1 years, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.0% and 3.5%, respectively.

Maturities of the operating lease liabilities as of December 31, 2022 are as follows:

December 31, 2022
(in thousands)
2023	$33,902
2024	32,525
2025	25,340
2026	22,242
2027	19,172
Thereafter	24,864
Total lease payments	$158,045
Less: Imputed interest	$(17,146)
Total operating lease liabilities	$140,899
Maturities of the operating lease liabilities as of December 31, 2021 were as follows:

December 31, 2021
(in thousands)
2022	$28,080
2023	26,536
2024	24,685
2025	18,294
2026	16,317
Thereafter	37,428
Total lease payments	$151,340
Less: Imputed interest	$(17,128)
Total operating lease liabilities	$134,212

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
None of the circumstances described in the paragraphs above were met during the quarter ended December 31, 2022.
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
Based on the closing price of the Company's Class A common stock of $45.21 on December 31, 2022, the if-converted value of the 2026 Notes does not exceed its principal amount. The remaining life of the 2026 Notes was approximately 44 months as of December 31, 2022.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of December 31, 2022, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2025 Notes. The total net proceeds from the issuance of the 2025 Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million. Immediately following the closings of the 2025 Notes Exchange (defined below) and other conversions that have since been completed, $158.4 million in aggregate principal amount of the 2025 Notes remained outstanding as of December 31, 2022.
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
None of the circumstances described in the paragraphs above were met during the quarter ended December 31, 2022.
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
During the year ended December 31, 2022, the Company settled conversions of approximately $16.6 million aggregate principal amount of the 2025 Notes. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of 298,909 shares of the Company's Class A common stock for the remainder associated with the conversion premium. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's consolidated balance sheets.
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

Based on the closing price of the Company's Class A common stock of $45.21 on December 31, 2022, the if-converted value of the 2025 Notes exceeded its principal amount by approximately $32.9 million. The remaining life of the 2025 Notes was approximately 29 months as of December 31, 2022.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls and, together with the 2026    Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of December 31, 2022, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised in connection with the 2025 Notes Exchange. As of February 24, 2023, no 2025 Capped Calls were exercised in connection with the 2025 Notes conversion requests.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
The net carrying amounts of the Notes were as follows:

	December 31, 2022		December 31, 2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Principal	$1,293,750	$158,429	$1,293,750	$175,000
Unamortized debt discount(1)	—	—	(248,179)	(45,382)
Unamortized debt issuance costs	(14,348)	(1,639)	(14,541)	(1,654)
Carrying amount, net(2)	$1,279,402	$156,790	$1,031,030	$127,964
(1)The carrying value of the equity components of the 2025 Notes and 2026 Notes as of December 31, 2021 was eliminated upon the adoption of ASU 2020-06. Refer to Note 2 to these consolidated financial statements.
(2)The net carrying amounts as of December 31, 2021 represented the liability components of the Notes prior to the adoption of ASU 2020-06. Initial carrying amounts of the liability components were calculated using effective interest rates of 10.0% and 4.65% for the 2025 Notes and 2026 Notes, respectively. As of December 31, 2021, the carrying amounts of the equity components were $61.1 million and $262.1 million, net of the issuance costs attributable to the equity component of $1.4 million and $4.1 million, respectively.
The following tables set forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2022		2021		2020
	2026 Notes	2025 Notes	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Coupon interest expense	$—	$1,201	$—	$3,162	$—	$2,707
Amortization of debt discount(1)	—	—	17,971	25,834	—	20,616
Amortization of debt issuance costs	3,958	701	1,184	1,185	—	1,013
Total	$3,958	$1,902	$19,155	$30,181	$—	$24,336
(1)As a result of the adoption of ASU 2020-06 on January 1, 2022, there is no debt discount associated with either the 2025 Notes or the 2026 Notes. Refer to Note 2 to these consolidated financial statements.
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the consolidated balance sheet as of December 31, 2022 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of December 31, 2022.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the consolidated statements of operations and as sales and marketing expense in the consolidated statements of operations for free customers. Such costs totaled $119.0 million, $77.1 million, and $51.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of December 31, 2022. For the lease components of co-location agreements, refer to Note 6 to these consolidated financial statements.

	Payments Due by Period as of December 31, 2022
	Total	2023	2024	2025	2026	2027	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$93,754	$39,221	$9,591	$37,570	$2,274	$1,122	$3,976
Bandwidth and other co-location related commitments(2)	132,167	49,540	35,776	19,100	13,054	10,291	4,406
Other commitments(3)	10,483	10,483	—	—	—	—	—
Total	$236,404	$99,244	$45,367	$56,670	$15,328	$11,413	$8,382
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2022 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2022.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of December 31, 2022 and 2021, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 286,560,947 and 277,707,635 shares of Class A common stock issued and outstanding as of December 31, 2022 and 2021, respectively. The number of shares of Class B common stock issued and outstanding was 43,524,514 and 45,904,227, as of December 31, 2022 and 2021, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of December 31, 2022 and 2021, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	December 31,
	2022	2021

	(in thousands)
2025 Notes	5,503	6,078
2026 Notes	10,311	10,311
Stock options issued and outstanding	15,886	13,603
Remaining shares available for issuance under the 2019 Plan(1)	44,693	30,761
Outstanding and unsettled restricted stock units (RSUs)	10,196	7,417
Shares available for issuance under the ESPP	10,990	8,056
Total shares of common stock reserved	97,579	76,226
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

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2019	21,191	$2.30	7.4	$312,720
Options granted	1,710	$18.05
Options exercised	(4,451)	$1.73		$142,758
Options canceled/forfeited/expired	(264)	$2.61
Balances as of December 31, 2020	18,186	$3.92	7.0	$1,310,650
Options granted	100	$137.17
Options exercised	(4,455)	$4.83		$503,243
Options canceled/forfeited/expired	(228)	$2.67
Balances as of December 31, 2021	13,603	$12.47	6.0	$1,726,440
Options granted	5,733	$97.71
Options exercised	(2,484)	$4.08		$180,990
Options canceled/forfeited/expired	(966)	$74.88
Balances as of December 31, 2022	15,886	$34.21	6.3	$451,782
Vested and expected to vest as of December 31, 2022	15,876	$34.23	6.3	$451,395
Exercisable as of December 31, 2022	10,340	$3.35	4.8	$436,824

The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 2,728,545 and 6,229,524 options that were unvested as of December 31, 2022 and 2021, respectively.
The total grant date fair value for vested options in the years ended December 31, 2022, 2021, and 2020 was $12.5 million, $14.0 million, and $7.3 million, respectively.
As of December 31, 2022, there was $251.1 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 4.5 years.
In December 2021, the Compensation Committee of the Board of Directors of the Company (the Compensation Committee) granted to the Company’s Chief Executive Officer and President and Chief Operating Officer (each, a Co-Founder), a 10-year stock option with market conditions that vests and becomes exercisable only if the Company achieves certain stock price milestones and the Co-Founder continues to remain in a primary leadership position with the Company (the Co-Founder Performance Awards). Each Co-Founder Performance Award was granted under the 2019 Plan and consists of a 10-year option to purchase an aggregate of 3,960,000 shares of the Company’s Class A common stock. The exercise price per share subject to the Co-Founder Performance Awards is $136.81, which was the closing sales price of the Company’s Class A common stock on December 22, 2021, the date of grant by the Compensation Committee. As a majority of the voting power held by the Company’s stockholders other than the Co-Founders, other executive officers of the Company, certain other employees of the Company, and certain of their respective family members and affiliates (the Disinterested Stockholders) did not approve the Co-Founder Performance Awards by December 22, 2022, the Co-Founder Performance Awards were immediately and automatically forfeited during the year ended December 31, 2022. The Co-Founder Performance Awards were not granted nor forfeited in accordance with ASC 718 and had no accounting impact.
On February 14, 2022, the Company's Board of Directors and Compensation Committee granted to our executive officers (other than the Co-Founders) and certain other key employees 10-year stock options with market conditions that vest and becomes exercisable only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates (the Other Performance Awards). The Other Performance Awards were granted under the 2019 Plan and consist of 10-year options to purchase an aggregate of 4,915,000 shares of the Company’s Class A common stock. The exercise price per share subject to the Other Performance Awards is $105.56, which was the closing sales price of the Company’s Class A common stock on February 14, 2022. At the time of grant, the terms of the Other Performance Awards provided that such awards shall automatically forfeit if the Company's Disinterested Stockholders failed to approve the Co-Founder Performance Awards. On April 20, 2022, the Company's Board of Directors and Compensation Committee removed this contingency, resulting in an accounting grant date for the Other Performance Awards under ASC 718.
On October 25, 2022, the Company's Board of Directors and Compensation Committee granted additional Other Performance Awards to two key employees, which were also granted under the 2019 Plan and consist of 10-year options to purchase an aggregate of 660,000 shares of the Company's Class A common stock. The exercise price per share subject to these Other Performance Awards is $57.55, which was the closing sales price of the Company's Class A common stock on October 25, 2022.
The fair values of the Other Performance Awards were measured and fixed at the grant date using a Monte Carlo simulation model. The weighted-average assumptions used to determine the fair value of the Other Performance Awards granted were as follows:

Year ended December 31,
2022
Expected term (in years)	9.83
Expected volatility	59.5%
Risk-free interest rate	3.0%
Dividend yield	—
The weighted-average grant date fair value of the Other Performance Awards was $55.80 per share.
The Company recognizes stock-based compensation expense for the Other Performance Awards based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period of 5.36 years. The total stock-based compensation expense for the Other Performance Awards for the year ended December 31, 2022 was $39.5 million. As of December 31, 2022, there was $232.8 million of unrecognized stock-based compensation expense related to the Other Performance Awards that is expected to be recognized over a weighted-average period of 4.7 years.
In connection with the acquisition of Area 1, each unvested option to purchase shares of Area 1’s common stock held by Area 1 employees who have joined the Company were assumed and converted into stock option awards to purchase the Company's Class A common stock (the Assumed Area 1 Stock Options). The Assumed Area 1 Stock Options are subject to the terms and conditions set forth in the Area 1 stock incentive plan and consist of options to purchase an aggregate of 156,770 shares of the Company’s Class A common stock. The Assumed Area 1 Stock Options are generally subject to annual vesting on a ratable basis over the three years from the Area 1 acquisition date, in each case subject to remaining continuously employed by the Company or any of its subsidiaries.
The number of the Assumed Area 1 Stock Options vested during the year ended December 31, 2022 were not material.
The weighted-average assumptions used to determine the fair value of the Assumed Area 1 Stock Options during the year ended December 31, 2022 were as follows:

Year ended December 31,
2022
Expected term (in years)	2.3
Expected volatility	66.7%
Risk-free interest rate	2.5%
Dividend yield	—
The weighted-average grant date fair value of the Assumed Area 1 Stock Options was $93.32 per share.

The total stock-based compensation expense for the Assumed Area 1 Stock Options for the year ended December 31, 2022 was not material.
As of December 31, 2022, there was $8.4 million of unrecognized stock-based compensation expense related to the Assumed Area 1 Stock Options that is expected to be recognized over a weighted-average period of 2.3 years.
For further details on the Area 1 acquisition, refer to Note 13 to these consolidated financial statements.
The weighted-average assumptions used to determine the fair value of stock options granted during the years ended December 31, 2021, and 2020 were as follows:

	Year ended December 31,
	2021	2020
Expected term (in years)	6.0	6.0
Expected volatility	59.6%	40.3%
Risk-free interest rate	1.3%	0.7%
Dividend yield	—	—
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, and 2020 was $90.50, and $9.74 per share, respectively.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of December 31, 2022 and 2021, the Company had $1.9 million and $4.7 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 899,691 and 2,128,660, respectively.
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

In connection with the acquisition of Vectrix in January 2022, the Company issued approximately 71,000 shares of Class A common stock to former Vectrix employees who have joined the Company and previous holders of Vectrix equity interests. Of these issued shares, approximately 52,000 shares are restricted stock that is subject to vesting on a ratable basis over the four years from the acquisition date, in each case subject to remaining continuously employed. None of these restricted shares vested during the year ended December 31, 2022. The total stock-based compensation expense for shares of unvested restricted stock for the year ended December 31, 2022 was not material. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $4.0 million. For further details on the Vectrix acquisition, refer to Note 13 to these consolidated financial statements.

In connection with the acquisition of Zaraz in October 2021, the Company issued approximately 48,000 shares of Class A common stock to former Zaraz employees who have joined the Company and previous holders of Zaraz equity interests. Of these issued shares, approximately 39,000 are shares of restricted stock that is subject to vesting on a ratable basis over the three years from the acquisition date, in each case subject to remaining continuously employed. The total stock-based compensation expense for such shares of unvested restricted stock for the year ended December 31, 2022 was not material. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $3.9 million. For further details on the Zaraz acquisition, refer to Note 13 to these consolidated financial statements.
In connection with the acquisition of S2 Systems Corporation (S2) in January 2020, the Company issued approximately 948,000 shares of Class A common stock to former S2 shareholders, some of which have joined the Company as employees. Of these issued shares, approximately 841,000 shares are restricted stock that is subject to vesting, with 77.8% of this restricted stock vesting in two years from the acquisition date and the remainder of this restricted stock vesting in three years from the acquisition date, in each case subject to remaining continuously employed. The total grant date fair value for vested shares in the years ended December 31, 2022 and December 31, 2021 was $11.2 million and zero, respectively. The total stock-based compensation expense for shares of unvested restricted stock for the year ended December 31, 2022 was not material. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was not material. For further details on the S2 acquisition, refer to Note 13 to these consolidated financial statements.
RSU activity under the 2019 Plan and the 2010 Plan for the year ended December 31, 2022 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2019	6,508	$11.08
Granted - RSUs	4,153	$33.13
Granted - Restricted stock	949	$17.06
Vested - RSUs	(2,286)	$11.80
Vested - Restricted stock	(107)	$17.06
Forfeited	(588)	$13.18
Unvested as of December 31, 2020	8,629	$21.38
Vested and not yet released	21	$36.56
Outstanding as of December 31, 2020	8,650	$21.41
Granted - RSUs	2,203	$108.87
Granted - Restricted stock	48	$167.69
Vested - RSUs	(2,734)	$21.17
Vested - Restricted stock	(9)	$—
Forfeited	(681)	$29.78
Unvested as of December 31, 2021	7,456	$47.36
Vested and not yet released	—	$—
Outstanding as of December 31, 2021	7,456	$47.36
Granted - RSUs	6,367	$67.13
Granted - Restricted stock	52	$100.29
Vested - RSUs	(2,848)	$38.49
Vested - Restricted stock	(668)	$19.96
Forfeited	(779)	$64.83
Unvested as of December 31, 2022	9,580	$61.14
Vested and not yet released	—	$—
Outstanding as of December 31, 2022	9,580	$61.14
The total grant date fair value for vested RSUs were $109.6 million, $57.9 million, and $27.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total stock-based compensation expense for RSUs were $137.4 million, $71.7 million, and $39.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to RSUs was $532.2 million that is expected to be recognized over a weighted-average period of 3.3 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the IPO. A total of 5,870,000 shares of Class A common stock were initially reserved for sale under the ESPP. The number of shares of Class A common stock reserved for issuance includes an annual increase on the first day of each fiscal year, beginning on January 1, 2021, by the least of (1) 5,870,000 shares of Class A common stock, (2) 1% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase; or (3) such lesser amount as the compensation committee of the Company's Board of Directors may determine prior to the applicable January 1.
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
During the years ended December 31, 2022 and 2021, respectively, 302,795 and 260,334 shares of Class A common stock were purchased under the ESPP. As of December 31, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $4.4 million and is expected to be recognized over a weighted-average period of 0.4 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Year ended December 31,
	2022	2021	2020
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	3.3%	0.1%	0.1%
Expected volatility	100.6%	58.9%	63.1%
Dividend yield	—	—	—
Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$6,251	$2,583	$1,225
Sales and marketing	50,317	27,277	16,019
Research and development	103,276	44,196	26,090
General and administrative	42,933	16,081	13,000
Total stock-based compensation expense	$202,777	$90,137	$56,334

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(167,770)	$(25,611)	$(219,939)	$(40,370)	$(70,955)	$(48,415)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	283,114	43,218	263,884	48,437	178,189	121,585
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.59)	$(0.83)	$(0.83)	$(0.40)	$(0.40)
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

	December 31,
	2022	2021	2020

	(in thousands)
2025 Notes	4,233	4,676	15,363
2026 Notes	6,761	6,762	—
Shares subject to repurchase	900	2,129	3,872
Unexercised stock options	15,886	13,603	18,186
Unvested restricted stock and RSUs	10,273	7,417	8,629
Vested and unreleased RSUs	—	—	21
Shares issuable pursuant to the ESPP	248	62	133
Total	38,301	34,649	46,204

Note 12. Income Taxes
The components of the Company's loss before income taxes for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Domestic	$(219,586)	$(272,995)	$(143,320)
Foreign	28,853	25,019	18,347
Total loss before income taxes	$(190,733)	$(247,976)	$(124,973)
The components of the Company's provision for (benefit from) income taxes for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Current expense:
Federal	$332	$722	$488
State	1	143	66
Foreign	2,455	2,730	769
Total current provision for income taxes	$2,788	$3,595	$1,323
Deferred expense (benefit):
Federal	(1,124)	—	(641)
State	(573)	—	(140)
Foreign	1,557	8,738	(6,145)
Total deferred provision for (benefit from) income taxes	$(140)	$8,738	$(6,926)
Total provision for (benefit from) income taxes	$2,648	$12,333	$(5,603)
A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Expected benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	0.2	—	—
Foreign income or losses taxed at different rates	1.1	(2.5)	7.5
Stock-based compensation	18.7	43.6	16.3
Change in valuation allowance	(41.2)	(66.4)	(39.4)
Withholding taxes	(0.2)	(0.3)	(0.4)
Miscellaneous permanent items	(1.0)	(0.4)	(0.5)
Total provision for (benefit from) income taxes	(1.4)%	(5.0)%	4.5%

In 2022, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. and U.K. deferred tax assets and income tax expense from profitable foreign jurisdictions, offset by a partial release of the U.S. valuation allowance related to acquisitions.

In 2021, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. and U.K. deferred tax assets, income tax expense from profitable foreign jurisdictions, and income tax expense related to an acquisition.

In 2020, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. deferred tax assets and income tax expense from profitable foreign jurisdictions, offset by a partial release of the U.S. valuation allowance related to an acquisition and excess tax benefits from stock-based compensation deductions in the U.K.
The components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$373,655	$302,593
Tax credit carryforwards	51,925	29,564
Capitalized research and development expenditures	36,886	—
Operating lease liabilities	33,790	32,355
Business interest carryforwards	15,762	16,847
Stock-based compensation	27,766	12,988
Accrued expenses and reserves	2,770	2,769
Depreciation and amortization	3	23
Other	919	360
Gross deferred tax assets	543,476	397,499
Valuation allowance	(477,638)	(269,519)
Total deferred tax assets	$65,838	$127,980
Deferred tax liabilities:
Convertible senior notes	—	(73,265)
Right-of-use assets	(31,586)	(32,122)
Deferred commissions	(23,039)	(16,886)
Capitalized internal-use software	(4,638)	(7,574)
Depreciation and amortization	(11,197)	(1,269)
Other	(73)	(2)
Total deferred tax liabilities	$(70,533)	$(131,118)
Net deferred tax assets (liabilities)	$(4,695)	$(3,138)
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. A full valuation allowance has been established in the U.S. and U.K. and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. There is no valuation allowance associated with any other jurisdiction as of December 31, 2022.

The worldwide valuation allowance as of December 31, 2022 and 2021 was $477.6 million and $269.5 million, respectively. The net change in the worldwide valuation allowance for the years ended December 31, 2022, 2021, and 2020 was an increase of $208.1 million, an increase of $194.4 million and an increase of $11.6 million, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in taxable losses generated in the U.S. and U.K., capitalization and amortization of research and development expenses, and the write-off of the convertible note deferred tax liability as a result of the adoption of ASU 2020-06.
As of December 31, 2022 and 2021, the Company had net operating loss carryforwards for federal income tax purposes of $1,338.5 million and $1,121.0 million, respectively, that will begin to expire in 2029. The Company had federal research and development tax credit carryforwards as of December 31, 2022 and 2021 of $49.7 million and $35.7 million, respectively, that will begin to expire in 2029.

In addition, as of December 31, 2022 and 2021, the Company had net operating loss carryforwards for state income tax purposes of $757.4 million and $770.3 million, respectively, that will begin to expire in 2025. The Company had state research and development tax credit carryforwards as of December 31, 2022 and 2021 of $25.9 million and $19.5 million, respectively, that will begin to expire in 2039.

As of December 31, 2022 and 2021, the Company had net operating loss carryforwards for U.K. income tax purposes of $178.5 million and $153.2 million, respectively, that can be carried forward indefinitely.

As of December 31, 2022 and 2021, the Company had foreign tax credit carryforwards for federal income tax purposes of $1.8 million. The federal foreign tax credit carryforwards will expire, if not utilized, beginning in the year 2025.
Utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Balance as of the beginning of the period	$12,590	$5,682	$3,740
Increases for tax positions related to the prior year	5,753	1,784	396
Decreases for tax positions related to the prior year	—	—	(303)
Additions for tax positions related to the current year	5,597	5,124	1,849
Balance as of the end of the period	$23,940	$12,590	$5,682
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the asset is recorded net of the uncertain tax position on the consolidated balance sheet. As of December 31, 2022, $0.1 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $23.8 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance. The Company does not expect any unrecognized tax benefits to be recognized within the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not recognize any income tax expense related to interest and penalties in the years ended December 31, 2022, 2021, and 2020, respectively.
The Company’s significant tax jurisdictions include the U.S., Australia, Canada, France, Germany, Portugal, Singapore, and the U.K. Because of the net operating loss carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examination. The Company’s foreign tax returns are open to audit under the statutes of limitations of the respective foreign countries in which the subsidiaries are located.
The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries where the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized, where applicable. As of December 31, 2022, the majority of the Company's foreign subsidiaries had no cumulative undistributed earnings and, as a result, there were no unrecorded deferred tax liabilities. The amount of undistributed earnings in the Company’s other foreign subsidiaries are immaterial.

Note 13. Business Combinations
Area 1

On April 1, 2022, the Company acquired all of the outstanding shares of Area 1, a company that has developed cloud-native email security technology, for a total purchase consideration of $156.6 million. The total purchase consideration included (i) acquisition-date cash payments of $82.6 million, net of $2.5 million of cash acquired, (ii) $63.5 million in shares of the Company’s Class A common stock, (iii) a cash holdback of $9.3 million, which the Company is retaining for up to 12 months and will be payable to the previous owners of Area 1, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition, and (iv) a cash holdback of $1.1 million, which was subsequently paid to the previous owners of Area 1 during the year ended December 31, 2022. Concurrent with the closing of the acquisition, the Company made a cash payment of $4.1 million to repay Area 1’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.

In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $15.9 million. Of the total stock-based and cash awards, $1.4 million cash awards were recognized as compensation expense on the acquisition date. Refer to Note 10 to these consolidated financial statements for further details on the share-based awards.

The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022.

The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Accounts receivable, net	$1,634
Prepaids and other current assets	$953
Acquired Intangible Assets	$43,300
Goodwill	$119,743
Total assets acquired	$165,630
Accounts Payable	$(254)
Accrued expense and other current liabilities	$(595)
Deferred revenue	$(5,736)
Deferred revenue, noncurrent	$(1,213)
Other noncurrent liabilities	$(1,267)
Total purchase price	$156,565

The acquired assets and assumed liabilities were recorded at their estimated fair values, except for deferred revenue which was recorded under ASC 606 in accordance with the early adoption of ASU 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers effective January 1, 2022. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Area 1’s technology with the Company's technology. An immaterial purchase accounting adjustment to revise purchase consideration and goodwill was made during the year ended December 31, 2022.

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

In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $8.0 million, of which $2.6 million was recognized as compensation expense on the acquisition date. Additional compensation expense during the year ended December 31, 2022 were $1.3 million and the remaining compensation amount as of December 31, 2022 were not material.

The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022.

The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	$3,100
Goodwill	4,962
Total assets acquired	8,062
Accounts Payable	(20)
Other noncurrent liabilities	(430)
Total purchase price	$7,612

The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Vectrix's technology with the Company's technology. An immaterial purchase accounting adjustment to revise purchase consideration and goodwill was made during the year ended December 31, 2022.

This acquisition did not have a material impact on the Company’s consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.

Zaraz
On October 15, 2021, the Company acquired all of the outstanding shares of Zaraz, a remote-first company, that has developed a server-side rendering technology, for a total purchase consideration of $7.2 million. The total purchase consideration included (i) acquisition-date cash payments of $5.6 million, net of $0.8 million of cash acquired, and (ii) $1.6 million in shares of the Company’s Class A common stock. Concurrent with the closing of the acquisition, the Company made a cash payment of $1.1 million to cancel and settle Zaraz’s existing equity arrangements, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $6.5 million, of which $0.5 million was recorded as compensation expense during the year ended December 31, 2021. Additional compensation expense during the year ended December 31, 2022 were $2.1 million and the remaining compensation amount as of December 31, 2022 were not material.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	1,400
Goodwill	6,176
Total assets acquired	7,576
Accrued compensation	(82)
Other noncurrent liabilities	(322)
Total purchase price	$7,172
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Zaraz's technology with the Company's technology. An immaterial purchase accounting adjustment to revise purchase consideration and goodwill was made during the year ended December 31, 2022.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $20.3 million. The Company recorded total compensation expense of $5.7 million and $11.4 million during the years ended December 31, 2021 and 2020, respectively. Additional compensation expense during the year ended December 31, 2022 and the remaining compensation amount as of December 31, 2022 were not material.
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
Refer to Note 3 to these consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	December 31,
	2022	2021

	(in thousands)
United States	$184,753	$120,357
Rest of the world	101,847	63,379
Total property and equipment, net	$286,600	$183,736
No single country other than the United States accounted for more than 10% of total property and equipment, net as of December 31, 2022 and 2021.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-233296	4.1	August 15, 2019
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
4.3*	Description of Capital Stock.
4.4	Indenture, dated as of May 15, 2020, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	8-K	001-39039	4.1	May 15, 2020
4.5	Form of 0.75% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4).	8-K	001-39039	4.2	May 15, 2020
4.6	Indenture, dated as of August 13, 2021, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	10-Q	001-39039	4.2	November 5, 2021
4.7	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.6).	10-Q	001-39039	4.3	November 5, 2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1/A	333-233296	10.1	September 3, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-233296	10.2	September 3, 2019
10.3+	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-K	001-39039	10.3	February 25, 2021
10.4+	2019 Executive Incentive Compensation Plan.	S-1/A	333-233296	10.4	September 3, 2019
10.5+	Area 1 Security Inc., 2013 Stock Incentive Plan	S-8	333-264158	4.2	April 6, 2022
10.5+	Amended and Restated Change in Control and Severance Policy.	10-Q	001-39039	10.1	August 6, 2021
10.6+	Offer Letter between the Registrant and Matthew Prince.	S-1/A	333-233296	10.6	September 3, 2019
10.7+	Offer Letter between the Registrant and Michelle Zatlyn.	S-1/A	333-233296	10.7	September 3, 2019
10.8+	Offer Letter between the Registrant and Thomas Seifert.	S-1/A	333-233296	10.8	September 3, 2019
10.9+	Offer Letter between the Registrant and Douglas Kramer.	S-1/A	333-233296	10.9	September 3, 2019
10.10	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of May 31, 2022.	10-Q	001-39039	10.3	August 4, 2022
10.11	Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of November 1, 2017.	S-1	333-233296	10.11	August 15, 2019
10.12	First Amendment to Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of June 17, 2022.	10-Q	001-39039	10.4	August 4, 2022
10.13+	2010 Equity Incentive Plan and related form agreements.	S-1	333-233296	10.5	August 15, 2019
10.14	Form of Capped Call Transaction Confirmation.	8-K	001-39039	10.1	May 15, 2020
10.15	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	August 13, 2021
10.16+	Form of Amended and Restated Performance Stock Option Agreement	8-K/A	001-39039	10.1	April 21, 2022
21.1	List of subsidiaries of the Registrant.	S-1	333-233296	21.1	August 15, 2019
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: February 24, 2023	By:	/s/ Matthew Prince
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

Signature	Title	Date

/s/ Matthew Prince	Chief Executive Officer and Chair	February 24, 2023
Matthew Prince	(Principal Executive Officer)

/s/ Thomas Seifert	Chief Financial Officer	February 24, 2023
Thomas Seifert	(Principal Financial Officer)

/s/ Paul Underwood	Chief Accounting Officer	February 24, 2023
Paul Underwood	(Principal Accounting Officer)

/s/ Michelle Zatlyn	Director	February 24, 2023
Michelle Zatlyn

/s/ Mark Anderson	Director	February 24, 2023
Mark Anderson

/s/ Maria Eitel	Director	February 24, 2023
Maria Eitel

/s/ Mark Hawkins	Director	February 24, 2023
Mark Hawkins

/s/ Carl Ledbetter	Director	February 24, 2023
Carl Ledbetter

/s/ Scott Sandell	Director	February 24, 2023
Scott Sandell

/s/ Katrin Suder	Director	February 24, 2023
Katrin Suder