Form 10-Q
period 2023-03-31
Cloudflare, Inc.
filed 2023-04-27
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 13, 2023, 289,518,785 shares of the registrant's Class A common stock were outstanding and 42,393,006 shares of the registrant's Class B common stock were outstanding.

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
•our ability to maintain existing co-location relationships, Internet service provider (ISP) partnerships, and other interconnection arrangements around the world;
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
•Our business depends on our ability to retain and upgrade paying customers, expand the numbers of products we sell to paying customers, and, to a lesser extent, convert free customers to paying customers, and any decline in renewals, upgrades, expansions, or conversions could adversely affect our future results of operations.

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
•Our network presence within China is dependent upon our commercial relationship with JD Cloud, and any detrimental changes in, or the termination of, that relationship could jeopardize our ability to offer an integrated global network that includes China.
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, and it may depress the trading price of our Class A common stock.
•Servicing our existing and future debt, including our convertible senior notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$256,363	$204,178
Available-for-sale securities	1,459,229	1,445,759
Accounts receivable, net	179,749	148,544
Contract assets	8,023	8,292
Restricted cash short-term	10,505	10,555
Prepaid expenses and other current assets	40,531	70,556
Total current assets	1,954,400	1,887,884
Property and equipment, net	298,188	286,600
Goodwill	148,047	148,047
Acquired intangible assets, net	27,596	32,483
Operating lease right-of-use assets	130,908	132,360
Deferred contract acquisition costs, noncurrent	98,427	93,145
Restricted cash	1,564	471
Other noncurrent assets	8,434	6,918
Total assets	$2,667,564	$2,587,908
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,563	$35,607
Accrued expenses and other current liabilities	69,374	66,425
Accrued compensation	45,669	42,014
Operating lease liabilities	34,796	33,275
Liability for early exercise of unvested stock options	1,308	1,902
Deferred revenue	238,795	218,647
Total current liabilities	444,505	397,870
Convertible senior notes, net	1,437,355	1,436,192
Operating lease liabilities, noncurrent	108,804	107,624
Deferred revenue, noncurrent	13,465	11,732
Other noncurrent liabilities	10,849	10,526
Total liabilities	2,014,978	1,963,944

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of March 31, 2023 and December 31, 2022; 289,372 and 286,561 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	289	286
Class B common stock; $0.001 par value; 315,000 shares authorized as of March 31, 2023 and December 31, 2022; 42,395 and 43,525 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	41	42
Additional paid-in capital	1,536,367	1,475,423
Accumulated deficit	(877,973)	(839,891)
Accumulated other comprehensive loss	(6,138)	(11,896)
Total stockholders’ equity	652,586	623,964
Total liabilities and stockholders’ equity	$2,667,564	$2,587,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$290,175	$212,167
Cost of revenue	70,432	47,051
Gross profit	219,743	165,116
Operating expenses:
Sales and marketing	137,001	100,057
Research and development	81,539	67,054
General and administrative	48,475	38,029
Total operating expenses	267,015	205,140
Loss from operations	(47,272)	(40,024)
Non-operating income (expense):
Interest income	13,487	1,061
Interest expense	(2,126)	(1,557)
Other income (expense), net	(857)	(487)
Total non-operating income (expense), net	10,504	(983)
Loss before income taxes	(36,768)	(41,007)
Provision for income taxes	1,314	374
Net loss	$(38,082)	$(41,381)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	330,389	323,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(38,082)	$(41,381)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	5,758	(10,100)
Other comprehensive income (loss)	5,758	(10,100)
Comprehensive loss	$(32,324)	$(51,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	286,561	$286	43,525	$42	$1,475,423	$(839,891)	$(11,896)	$623,964
Issuance of common stock upon exercise of stock options	93	—	713	1	3,304	—	—	3,305
Vesting of shares issued upon early exercise of stock options	—	—	—	—	590	—	—	590
Issuance of common stock related to settlement of restricted stock units (RSUs)	715	1	189	—	(1)	—	—	—
Tax withholding on RSU settlement	(21)	—	(8)	—	(2,058)	—	—	(2,058)
Conversion of Class B to Class A common stock	2,024	2	(2,024)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	59,109	—	—	59,109
Net loss	—	—	—	—	—	(38,082)	—	(38,082)
Other comprehensive income	—	—	—	—	—	—	5,758	5,758
Balance as of March 31, 2023	289,372	$289	42,395	$41	$1,536,367	$(877,973)	$(6,138)	$652,586
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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(38,082)	$(41,381)
Adjustments to reconcile net loss to cash provided (used in) by operating activities:
Depreciation and amortization expense	31,509	20,014
Non-cash operating lease costs	11,061	8,610
Amortization of deferred contract acquisition costs	14,109	9,662
Stock-based compensation expense	57,401	33,965
Amortization of debt issuance costs	1,163	1,170
Net accretion of discounts and amortization of premiums on available-for-sale securities	(8,228)	2,195
Deferred income taxes	(120)	6
Provision for bad debt	1,576	968
Other	(14)	113
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(32,781)	(30,775)
Contract assets	269	(250)
Deferred contract acquisition costs	(19,391)	(15,608)
Prepaid expenses and other current assets	(8,934)	(6,775)
Other noncurrent assets	(811)	(85)
Accounts payable	11,634	1,862
Accrued expenses and other current liabilities	650	(25,427)
Operating lease liabilities	(6,908)	(9,455)
Deferred revenue	21,881	16,001
Other noncurrent liabilities	430	(277)
Net cash provided by (used in) operating activities	36,414	(35,467)
Cash Flows From Investing Activities
Purchases of property and equipment	(17,541)	(24,481)
Capitalized internal-use software	(4,970)	(4,453)
Cash paid for acquisitions, net of cash acquired	—	(4,380)
Purchases of available-for-sale securities	(476,206)	(264,541)
Sales of available-for-sale securities	20,248	—
Maturities of available-for-sale securities	493,988	187,048
Other investing activities	48	2
Net cash provided by (used in) investing activities	15,567	(110,805)
Cash Flows From Financing Activities
Repayments of convertible senior notes	—	(16,571)
Proceeds from the exercise of stock options	3,305	3,006
Proceeds from the early exercise of stock options	—	62
Repurchases of unvested common stock	—	(3)
Payment of tax withholding obligation on RSU settlement	(2,058)	(748)
Net cash provided by (used in) financing activities	1,247	(14,254)
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,228	(160,526)
Cash, cash equivalents, and restricted cash, beginning of period	215,204	320,958
Cash, cash equivalents, and restricted cash, end of period	$268,432	$160,432
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1	$48
Cash paid for income taxes, net of refunds	$1,260	$874
Cash paid for operating lease liabilities	$7,265	$8,291
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$1,640	$1,109
Accounts payable and accrued expenses related to property and equipment additions	$13,276	$16,922
Vesting of early exercised stock options	$590	$841
Indemnity holdback consideration associated with business combinations	$—	$1,275
Issuance of common stock related to an acquisition	$—	$1,957
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,071	$15,966

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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and of comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of March 31, 2023, its results of operations for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the Russia-Ukraine conflict and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of April 27, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes, except as noted below.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 that may have a material impact on the Company's condensed consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three months ended March 31, 2023 and 2022.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended March 31,
	2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$152,918	53%	$111,350	53%
Europe, Middle East, and Africa	78,331	27%	55,792	26%
Asia Pacific	39,218	13%	29,925	14%
Other	19,708	7%	15,100	7%
Total	$290,175	100%	$212,167	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended March 31,
	2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$41,003	14%	$24,356	11%
Direct customers	249,172	86%	187,811	89%
Total	$290,175	100%	$212,167	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $107.6 million and $63.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Beginning balance	$93,145	$70,320
Capitalization of contract acquisition costs	19,391	15,608
Amortization of deferred contract acquisition costs	(14,109)	(9,662)
Ending balance	$98,427	$76,266
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $958.9 million. As of March 31, 2023, the Company expected to recognize 75% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of March 31, 2023 and December 31, 2022.

(in thousands)					Reported as:
March 31, 2023	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$38,074	$—	$—	$38,074	$26,005	$—	$12,069
Level I:
Money market funds	230,358	—	—	230,358	230,358	—	—
Level II:
Corporate bonds	279,603	64	(2,018)	277,649	—	277,649	—
U.S. treasury securities	740,621	365	(4,558)	736,428	—	736,428	—
U.S. government agency securities	63,303	100	(6)	63,397	—	63,397	—
Commercial paper	381,763	—	(8)	381,755	—	381,755	—
Subtotal	1,465,290	529	(6,590)	1,459,229	—	1,459,229	—
Total assets measured at fair value on a recurring basis	$1,733,722	$529	$(6,590)	$1,727,661	$256,363	$1,459,229	$12,069

(in thousands)					Reported as:
December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current) Cash
Cash	$87,719	$—	$—	$87,719	$77,164	$—	$10,555
Level I:
Money market funds	125,450	—	—	125,450	124,979	—	471
Level II:
Corporate bonds	258,617	46	(2,621)	256,042	2,035	254,007	—
U.S. treasury securities	818,379	20	(9,233)	809,166	—	809,166	—
U.S. government agency securities	25,283	—	(31)	25,252	—	25,252	—
Commercial paper	357,334	—	—	357,334	—	357,334	—
Subtotal	1,459,613	66	(11,885)	1,447,794	2,035	1,445,759	—
Total assets measured at fair value on a recurring basis	$1,672,782	$66	$(11,885)	$1,660,963	$204,178	$1,445,759	$11,026
Included in prepaid expenses and other current assets on the December 31, 2022 consolidated balance sheet is $37.5 million of proceeds receivable resulting from maturities of US government agency securities that were initiated on December 31, 2022 and settled on January 3, 2023.
As of March 31, 2023, the Company had $12.1 million in total restricted cash, mainly related to $10.5 million of indemnity holdback consideration associated with business combinations. For further details on the indemnity holdback, refer to Note 13 to these condensed consolidated financial statements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2023 and December 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,255.2 million and $1,251.6 million as of March 31, 2023 and December 31, 2022, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $210.1 million and $205.9 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, net unrealized loss on investments was $6.1 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2022, net unrealized loss on investments was $11.9 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of March 31, 2023, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA+.
The Company carries the 2026 Notes (as defined below) issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of March 31, 2023, the fair value of the 2026 Notes was $1,094.2 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.

The Company carries the 2025 Notes (as defined below) issued in May 2020 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of March 31, 2023, the fair value of the 2025 Notes was $271.6 million. The fair value of the 2025 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2025 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes (as defined below), refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of March 31, 2023 and December 31, 2022.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $3.7 million and $3.1 million, respectively. Provision for bad debt for the three months ended March 31, 2023 and 2022 was $1.6 million and $1.0 million, respectively. Write-off of uncollectible accounts receivable for the three months ended March 31, 2023 and 2022 was $1.0 million and $0.5 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022

	(in thousands)
Property and equipment:
Servers—network infrastructure	$271,658	$239,828
Construction in progress	49,006	72,827
Capitalized internal-use software	95,151	88,541
Office and computer equipment	34,869	30,577
Office furniture	9,426	6,547
Software	6,563	5,962
Leasehold improvements	34,689	20,392
Asset retirement obligation	826	827
Gross property and equipment	502,188	465,501
Less accumulated depreciation and amortization	(204,000)	(178,901)
Total property and equipment, net	$298,188	$286,600
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2023 and 2022 was $25.8 million and $18.9 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $5.4 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively.
Goodwill
As of March 31, 2023 and December 31, 2022, the Company's goodwill was $148.0 million and $148.0 million, respectively. No goodwill impairments were recorded during the three months ended March 31, 2023 and 2022.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$23,504	$16,596
Trade name	1,700	850	850
Customer relationships	11,600	1,450	10,150
Total acquired intangible assets, net	$53,400	$25,804	$27,596

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$19,191	$20,909
Trade name	1,700	638	1,062
Customer relationships	11,600	1,088	10,512
Total acquired intangible assets, net	$53,400	$20,917	$32,483
Amortization of acquired intangible assets was $4.9 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2023 (remaining nine months)	$14,516
2024	5,468
2025	1,450
2026	1,450
2027	1,450
Thereafter	3,262
Total	$27,596
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 8.3 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 7.6 years. All of the Company's leases are classified as operating leases.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,

	2023	2022
	(in thousands)
Operating lease cost	$11,061	$8,610
Total lease cost	$11,061	$8,610

Variable lease cost and short-term lease cost for the three months ended March 31, 2023 and March 31, 2022 were not material.
As of March 31, 2023, the Company had $46.7 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between April 2023 and July 2026 and have an average lease term of 3.6 years.
As of March 31, 2023, the weighted-average remaining term of the Company’s operating leases was 5.2 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.1%.
Maturities of the operating lease liabilities as of March 31, 2023 are as follows:

March 31, 2023
(in thousands)
2023 (remaining nine months)	$30,393
2024	34,062
2025	26,807
2026	23,361
2027	20,028
Thereafter	25,571
Total lease payments	$160,222
Less: Imputed interest	$(16,622)
Total operating lease liabilities	$143,600
Note 7. Debt
2026 Convertible Senior Notes
In August 2021, the Company issued $1,293.8 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (the 2026 Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers’ exercise in full of their option to purchase an additional $168.8 million aggregate principal amount of the 2026 Notes. The total proceeds from the issuance of the 2026 Notes, net of initial purchaser discounts and commissions and debt issuance costs, were $1,274.0 million.
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
None of the circumstances described in the paragraphs above were met during the quarter ended March 31, 2023.
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
Based on the closing price of the Company's Class A common stock of $61.66 on March 31, 2023, the if-converted value of the 2026 Notes does not exceed its principal amount. The remaining life of the 2026 Notes was approximately 41 months as of March 31, 2023.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of March 31, 2023, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes, and together with the 2026 Notes, the Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2025 Notes. The total net proceeds from the issuance of the 2025 Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million. Immediately following the closings of the 2025 Notes Exchange (defined below) and other conversions that have since been completed, $158.4 million in aggregate principal amount of the 2025 Notes remained outstanding as of March 31, 2023.
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
The circumstances described in paragraph (1) above were met during the quarter ended March 31, 2023 and as a result, the 2025 Notes are convertible at the option of the holder from April 1, 2023 until June 30, 2023.
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
Based on the closing price of the Company's Class A common stock of $61.66 on March 31, 2023, the if-converted value of the 2025 Notes exceeded its principal amount by approximately $102.6 million. The remaining life of the 2025 Notes was approximately 26 months as of March 31, 2023.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls and, together with the 2026 Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of March 31, 2023, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised in connection with the 2025 Notes Exchange. As of April 27, 2023, no 2025 Capped Calls were exercised in connection with the 2025 Notes conversion requests.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
The net carrying amounts of the Notes were as follows:

	March 31, 2023		December 31, 2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Principal	$1,293,750	$158,429	$1,293,750	$158,429
Unamortized debt issuance costs	(13,357)	(1,467)	(14,348)	(1,639)
Carrying amount, net	$1,280,393	$156,962	$1,279,402	$156,790
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2023		2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$297	$—	$310
Amortization of debt issuance costs	990	173	990	180
Total	$990	$470	$990	$490
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2023 as the Company has not yet received the related services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of March 31, 2023.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $34.7 million and $25.8 million for the three months ended March 31, 2023 and 2022, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of March 31, 2023. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of March 31, 2023
	Total	2023 (remaining nine months)	2024	2025	2026	2027	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$97,365	$31,039	$16,898	$41,905	$2,424	$1,122	$3,977
Bandwidth and other co-location related commitments(2)	120,728	37,364	36,038	19,338	13,221	10,316	4,451
Other commitments(3)	10,483	10,483	—	—	—	—	—
Total	$228,576	$78,886	$52,936	$61,243	$15,645	$11,438	$8,428
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2023 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of March 31, 2023.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 289,372,222 and 286,560,947 shares of Class A common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The number of shares of Class B common stock issued and outstanding was 42,395,408 and 43,524,514, as of March 31, 2023 and December 31, 2022, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of March 31, 2023 and December 31, 2022, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	March 31, 2023	December 31, 2022

	(in thousands)
2025 Notes	5,503	5,503
2026 Notes	10,311	10,311
Stock options issued and outstanding	14,821	15,886
Remaining shares available for issuance under the 2019 Plan	60,353	44,693
Outstanding and unsettled RSUs	9,808	10,196
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	14,290	10,990
Total shares of common stock reserved	115,086	97,579
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
Stock Options
Under the 2010 Plan and 2019 Plan, at exercise, stock option awards entitle the holder to receive one share of Class B or Class A common stock, in the case of the 2010 Plan, or one share of Class A common stock, in the case of the 2019 Plan. The stock options granted under the 2010 Plan and the 2019 Plan generally vest over a four-year period subject to remaining continuously employed and expire no more than 10 years from the date of grant. The following table summarizes the stock options activity under the 2010 Plan and 2019 Plan for the three months ended March 31, 2023:

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	15,886	$34.21	6.3	$451,782
Options granted	530	$64.08
Options exercised	(806)	$4.13		$42,339
Options canceled/forfeited/expired	(789)	$88.80
Balances as of March 31, 2023	14,821	$34.02	6.1	$579,126
Vested and expected to vest as of March 31, 2023	14,776	$34.12	6.1	$576,526
Exercisable as of March 31, 2023	9,489	$3.44	4.6	$555,861
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 1,913,740 and 2,728,545 options that were unvested as of March 31, 2023 and December 31, 2022, respectively.
The total grant date fair value for vested options in the three months ended March 31, 2023 and 2022 was $1.9 million and $2.5 million, respectively.
As of March 31, 2023, there was $224.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 4.4 years.
During the year ended December 31, 2022, the Company granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and becomes exercisable only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan and consist of 10-year options to purchase an aggregate of 5,575,000 shares of the Company’s Class A common stock.
During the three months ended March 31, 2023, the Company granted to new key employees the Performance Options to purchase an aggregate of 530,000 shares of the Company’s Class A common stock.
The weighted-average assumptions used to determine the fair value of the Performance Options granted were as follows:

Three Months Ended March 31,
2023
Expected term (in years)	10.0
Expected volatility	63.7%
Risk-free interest rate	3.6%
Dividend yield	—
The weighted-average grant date fair value of the Performance Options was $54.21 per share.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period of 5.4 years. The total stock-based compensation expense for the Performance Options for the three months ended March 31, 2023 was $6.9 million. As of March 31, 2023, there was $206.9 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 4.6 years.
In connection with the acquisition of Area 1 Security, Inc. (Area 1), each unvested option to purchase shares of Area 1’s common stock held by Area 1 employees who have joined the Company were assumed and converted into stock option awards to purchase the Company's Class A common stock (the Assumed Area 1 Stock Options). The Assumed Area 1 Stock Options are subject to the terms and conditions set forth in the Area 1 stock incentive plan and consist of options to purchase an aggregate of 156,770 shares of the Company’s Class A common stock. The Assumed Area 1 Stock Options are generally subject to annual vesting on a ratable basis over the three years from the Area 1 acquisition date, in each case subject to remaining continuously employed by the Company or any of its subsidiaries.
None of the Assumed Area 1 Stock Options vested during the three months ended March 31, 2023.
The weighted-average assumptions used to determine the fair value of the Assumed Area 1 Stock Options during the year ended December 31, 2022 were as follows:

Year ended December 31,
2022
Expected term (in years)	2.3
Expected volatility	66.7%
Risk-free interest rate	2.5%
Dividend yield	—
The weighted-average grant date fair value of the Assumed Area 1 Stock Options was $93.32 per share.
The total stock-based compensation expense for the Assumed Area 1 Stock Options for the three months ended March 31, 2023 was not material.
As of March 31, 2023, there was $9.7 million of unrecognized stock-based compensation expense related to the Assumed Area 1 Stock Options that is expected to be recognized over a weighted-average period of 2.0 years.

For further details on the Area 1 acquisition, refer to Note 13 to these condensed consolidated financial statements.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of March 31, 2023 and December 31, 2022, the Company had $1.3 million and $1.9 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 615,211 and 899,691, respectively.
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
RSU and restricted stock activity for the three months ended March 31, 2023 was as follows:

	Restricted Stock and RSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2022	9,580	$61.14
Granted - RSUs	1,507	$52.91
Granted - Restricted stock	—	$—
Vested - RSUs	(904)	$55.70
Vested - Restricted stock	(198)	$21.69
Forfeited	(375)	$61.51
Unvested as of March 31, 2023	9,610	$64.37
Vested and not yet released	—	$—
Outstanding as of March 31, 2023	9,610	$64.37
The total grant date fair value for vested RSUs for the three months ended March 31, 2023 and 2022 was $50.3 million and $22.4 million, respectively. The total stock-based compensation expense for RSUs for the three months ended March 31, 2023 and 2022 was $44.3 million and $35.2 million, respectively. As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $544.0 million that is expected to be recognized over a weighted-average period of 3.2 years.
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
No shares of Class A common stock were purchased under the ESPP during the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $1.4 million and is expected to be recognized over a weighted average period of 0.1 years.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue	$1,683	$1,078
Sales and marketing	14,820	8,919
Research and development	27,737	18,829
General and administrative	13,161	5,139
Total stock-based compensation expense	$57,401	$33,965

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(33,207)	$(4,875)	$(35,791)	$(5,590)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	288,096	42,293	279,658	43,676
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.12)	$(0.13)	$(0.13)
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

	March 31,
	2023	2022

	(in thousands)
2025 Notes	4,233	4,233
2026 Notes	6,762	6,762
Shares subject to repurchase	615	1,783
Unexercised stock options	14,821	12,743
Unvested restricted stock and RSUs	9,874	7,437
Shares issuable pursuant to the ESPP	245	61
Total	36,550	33,019
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
The Company recorded an income tax expense of $1.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

The income tax expense of $1.3 million for the three months ended March 31, 2023 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

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
The transaction-related costs for the acquisition were not material and were included in general and administrative expenses during the three months ended June 30, 2022. The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Accounts receivable, net	$1,634
Prepaids and other current assets	953
Acquired Intangible Assets	43,300
Goodwill	119,743
Total assets acquired	165,630
Accounts Payable	(254)
Accrued expense and other current liabilities	(595)
Deferred revenue	(5,736)
Deferred revenue, noncurrent	(1,213)
Other noncurrent liabilities	(1,267)
Total purchase price	$156,565
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
Vectrix
On January 14, 2022, the Company acquired all of the outstanding shares of Vectrix Security, Inc. (Vectrix), a company that has developed an online security technology that gives users the ability to scan and monitor SaaS applications for security issues, for a total purchase consideration of $7.6 million. The total purchase consideration included (i) acquisition-date cash payments of $4.3 million, net of $0.8 million of cash acquired, (ii) $2.0 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $1.3 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of Vectrix, subject to offset by the

Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Concurrent with the closing of the acquisition, the Company made a cash payment of $2.0 million to cancel and settle Vectrix’s other existing equity-related agreements, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $8.0 million, of which $2.6 million was recognized as compensation expense on the acquisition date. Additional compensation expense during the three months ended March 31, 2023 and March 31, 2022 were not material. The remaining compensation amount is not material and will be recognized through the year ended December 31, 2026.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2022.
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
Zaraz
On October 15, 2021, the Company acquired all of the outstanding shares of Zaraz Inc. (Zaraz), a remote-first company, that has developed a server-side rendering technology, for a total purchase consideration of $7.2 million. The total purchase consideration included (i) acquisition-date cash payments of $5.6 million, net of $0.8 million of cash acquired, and (ii) $1.6 million in shares of the Company’s Class A common stock. Concurrent with the closing of the acquisition, the Company made a cash payment of $1.1 million to cancel and settle Zaraz’s existing equity arrangements, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $6.5 million, of which $0.5 million was recorded as compensation expense during the year ended December 31, 2021. Additional compensation expense during the three months ended March 31, 2023 and March 31, 2022 were not material. The remaining compensation amount is not material and will be recognized through the year ended December 31, 2024.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	March 31, 2023	December 31, 2022

	(in thousands)
United States	$190,586	$184,753
Rest of the world	107,602	101,847
Total property and equipment, net	$298,188	$286,600
No single country other than the United States accounted for more than 10% of total property and equipment, net as of March 31, 2023 and December 31, 2022.
Note 15. Subsequent Events
In April 2023, the Company's compensation committee and Board of Directors approved amendments to the Performance Options, effective as of May 1, 2023. These amendments will reduce the exercise price per share of the Performance Options to the fair market value per share of the Company's Class A common stock on the effective date of the amendment, and modify the structure of the Performance Options to contain a total of nine separate tranches with added stock price milestones. While the Company is currently finalizing its accounting assessment, it currently anticipates that these amendments will result in an additional stock-based compensation expense of approximately $28.0 million to be recognized over a weighted average period of approximately 4.4 years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year end is December 31.
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
•Contracted customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan, have contracts that typically range from one to three years and are typically billed on a monthly basis. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a fixed subscription fee and a smaller variable fee portion for overages based on usage or per seat.
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
◦New customer acquisition. We believe that anyone that relies on the Internet to deliver products, services, or content or to operate its business can be a Cloudflare customer. As such, we are focused on driving an increased number of customers onto our network and products to support our long-term growth. We continue to invest to build our direct sales force, increase brand awareness, leverage and expand channel partners, and improve the sophistication of our sales operations for contracted customers, particularly large customers. Additionally, through our pay-as-you-go offering, a customer can subscribe to one of our many plans and begin using our network quickly, with minimal technical skill and no professional services. This has allowed us to acquire a large portion of our paying customers very rapidly and at significantly lower customer acquisition costs than our other product offerings.
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
◦International reach. Our global network, with a presence in more than 285 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 47% and 47% of our revenue in the three months ended March 31, 2023 and 2022, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments and global events, such as the Russia-Ukraine conflict and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’ businesses. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Starting in the first half of 2022, potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales, slowdowns in our pipeline of potential new customers, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers. In particular, during the first quarter of 2023, we experienced a significant lengthening of our average sales cycle (particularly in terms of expansion sales to existing customers), a significant decline in the rate of converting sales pipeline opportunities into new sales, and a significant increase in average days sales outstanding. We believe some or all of these negative trends may continue during future quarters in 2023.
To the extent challenging macroeconomic conditions persist, we may experience an extension and worsening of these effects as well as additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, increased slowness in purchasing decisions by existing and potential new paying customers, additional lengthening of the sales cycle for some of our existing and potential new paying customers, further reduction or delays in purchasing decisions by our paying customers, potential customer requests for concessions (including in terms of payment amounts and/or timing and earlier or additional termination rights), potential losses of paying customers as a result of economic distress or bankruptcy (particularly among our small and medium paying customer base), potential reductions in new non-U.S. customers and expansion of sales to existing non-U.S. paying customers as a result of our products, which we currently only sell for U.S. dollars, becoming relatively more expensive for such customers due to the higher value of the U.S. dollar relative to other currencies, and increased costs for employee compensation and equipment purchases resulting from continued inflationary cost pressures.
For further discussion of the challenges and risks we confront related to macroeconomic conditions and geopolitical tension around the world, please refer to Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Gross profit	$219,743	$165,116
Gross margin	76%	78%
Loss from operations	$(47,272)	$(40,024)
Non-GAAP income from operations	$19,365	$4,921
Operating margin	(16)%	(19)%
Non-GAAP operating margin	7%	2%
Net cash provided by (used in) operating activities	$36,414	$(35,467)
Net cash provided by (used in) investing activities	$15,567	$(110,805)
Net cash provided by (used in) financing activities	$1,247	$(14,254)
Free cash flow	$13,903	$(64,401)
Net cash provided by (used in) operating activities (as a percentage of revenue)	13%	(17)%
Free cash flow margin	5%	(30)%
Paying customers	168,159	154,109
Paying customers (> $100,000 Annualized Revenue)	2,156	1,537
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended March 31,
	2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$152,918	53%	$111,350	53%
Europe, Middle East, and Africa	78,331	27%	55,792	26%
Asia Pacific	39,218	13%	29,925	14%
Other	19,708	7%	15,100	7%
Total	$290,175	100%	$212,167	100%
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
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations and non-GAAP operating margin as U.S. GAAP income (loss) from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related and other expenses. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses incurred in connection with the acquisition, and include third-party transaction costs and compensation expense for key acquired personnel.

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Loss from operations	$(47,272)	$(40,024)
Add:
Stock-based compensation expense and related employer payroll taxes	61,750	41,799
Amortization of acquired intangible assets	4,887	507
Acquisition-related and other expenses	—	2,639
Non-GAAP income from operations	$19,365	$4,921
Operating margin	(16)%	(19)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	7%	2%
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

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Net cash provided by (used in) operating activities	$36,414	$(35,467)
Less: Purchases of property and equipment	(17,541)	(24,481)
Less: Capitalized internal-use software	(4,970)	(4,453)
Free cash flow	$13,903	$(64,401)
Net cash provided by (used in) investing activities	$15,567	$(110,805)
Net cash provided by (used in) financing activities	$1,247	$(14,254)
Net cash provided by (used in) operating activities (as a percentage of revenue)	13%	(17)%
Less: Purchases of property and equipment (as a percentage of revenue)	(6)%	(11)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%
Free cash flow margin	5%	(30)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 168,159 and 148,184 as of March 31, 2023 and March 31, 2022, respectively. During the quarter ended March 31, 2022, we experienced a system error that caused our paying customer count to be overstated in our Quarterly Report on Form 10-Q for such quarter by 5,925 pay-as-you-go customers. The corrected number of paying customers for the quarter ended March 31, 2022 is 148,184. This error had a less than $0.2 million impact on our revenue for the quarter ended March 31, 2022.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 2,156 and 1,537 as of March 31, 2023 and March 31, 2022, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended March 31, 2023 and March 31, 2022 were 117% and 127%, respectively.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Revenue	$290,175	$212,167
Cost of revenue(1)	70,432	47,051
Gross profit	219,743	165,116
Operating expenses:
Sales and marketing(1)	137,001	100,057
Research and development(1)	81,539	67,054
General and administrative(1)	48,475	38,029
Total operating expenses	267,015	205,140
Loss from operations	(47,272)	(40,024)
Non-operating income (expense):
Interest income	13,487	1,061
Interest expense	(2,126)	(1,557)
Other income (expense), net	(857)	(487)
Total non-operating income (expense), net	10,504	(983)
Loss before income taxes	(36,768)	(41,007)
Provision for income taxes	1,314	374
Net loss	$(38,082)	$(41,381)
_______________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Cost of revenue	$1,683	$1,078
Sales and marketing	14,820	8,919
Research and development	27,737	18,829
General and administrative	13,161	5,139
Total stock-based compensation expense	$57,401	$33,965

	Three Months Ended March 31,
	2023	2022

Percentage of Revenue Data:
Revenue	100%	100%
Cost of revenue	24	22
Gross margin	76	78
Operating expenses:
Sales and marketing	47	47
Research and development	28	32
General and administrative	17	18
Total operating expenses	92	97
Loss from operations	(16)	(19)
Non-operating income (expense):
Interest income	4	1
Interest expense	(1)	(1)
Other income (expense), net	—	(1)
Total non-operating income (expense), net	3	—
Loss before income taxes	(13)	(20)
Provision for income taxes	—	—
Net loss	(13)%	(20)%
Comparison of Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue	$290,175	$212,167	$78,008	37%
Revenue increased by $78.0 million, or 37%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 13% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 117% for the three months ended March 31, 2023.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$70,432	$47,051	$23,381	50%
Gross margin	76%	78%
Cost of revenue increased by $23.4 million, or 50%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in the cost of revenue was primarily due to an increase of $8.7 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $4.7 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $4.4 million of amortization expense of acquired developed technology and capitalized internal-use software, and an increase of $2.0 million in employee-related costs due to a 2% increase in headcount in our customer support and technical operations organizations.
Gross margin did not significantly fluctuate during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Sales and marketing	$137,001	$100,057	$36,944	37%
Sales and marketing expenses increased by $36.9 million, or 37%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by $25.9 million in increased employee-related costs due to a 32% increase in headcount in our sales and marketing organization, including an increase of $5.6 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $4.3 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $1.5 million in co-location and bandwidth expenses for free customers, and an increase of $1.5 million in travel-related expenses.
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development	$81,539	$67,054	$14,485	22%
Research and development expenses increased by $14.5 million, or 22%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by $14.8 million in increased employee-related costs due to a 20% increase in headcount in our research and development organization, including an increase of $9.4 million in stock-based compensation expense.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
General and administrative	$48,475	$38,029	$10,446	27%
General and administrative expenses increased by $10.4 million, or 27%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by $11.8 million in increased employee-related costs due to a 15% increase in headcount in our general and administrative organization, including an increase of $9.2 million in stock-based compensation expense due to the grant of the Performance Options (as defined in Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) to certain executive officers and other key employees. This increase was partially offset by $2.5 million of decreased allocated overhead costs, and a $2.4 million decrease in costs for third-party accounting, consulting, and legal services.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Interest income	$13,487	$1,061	$12,426	*
Interest income increased by $12.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by an increase in interest rates.
______________
* Not meaningful
Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Interest expense	$(2,126)	$(1,557)	$(569)	37%
Interest expense did not significantly fluctuate during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Other income (expense), net	$(857)	$(487)	$(370)	76%

Other income (expense), net did not significantly fluctuate during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Provision for income taxes	$1,314	$374	$940	*
_______________
* Not meaningful

The net change in income taxes for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is $0.9 million. The income tax expense of $1.3 million for the three months ended March 31, 2023 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The income tax expense of $0.4 million for the three months ended March 31, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with an acquisition.

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
As of March 31, 2023, we had cash and cash equivalents of $256.4 million, including $19.4 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,459.2 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of March 31, 2023, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA+. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $878.0 million as of March 31, 2023. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of March 31, 2023, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of March 31, 2023, we had $12.1 million recognized as total restricted cash on our condensed consolidated balance sheets which mainly consisted of $10.5 million of indemnity holdback consideration associated with business combinations.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$36,414	$(35,467)
Net cash provided by (used in) investing activities	$15,567	$(110,805)
Net cash provided by (used in) financing activities	$1,247	$(14,254)
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2023 was $36.4 million, which resulted from a net loss of $38.1 million, adjusted for non-cash charges of $108.5 million and net cash outflow of $34.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $57.4 million for stock-based compensation expense, $31.5 million for depreciation and amortization expense, $14.1 million for amortization of deferred contract acquisition costs, $11.1 million for non-cash operating lease costs, $1.6 million for provision of bad debt, and $1.2 million for amortization of convertible note issuance costs, which were partially offset by $8.2 million for net accretion of discounts and amortization of premiums on available-for-sale securities. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $32.8 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $19.4 million increase in deferred contract acquisition costs due to the addition of new customers, a $8.9 million increase in prepaid expenses and other current assets related to operating activities, and $6.9 million in payments related to operating lease liabilities, which were partially offset by a $21.9 million increase in deferred revenue, a $11.6 million increase in accounts payable and a $0.7 million increase in accrued expenses and other current liabilities.
Net cash used in operating activities during the three months ended March 31, 2022 was $35.5 million, which resulted from a net loss of $41.4 million, adjusted for non-cash charges of $76.7 million and net cash outflow of $70.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $34.0 million for stock-based compensation expense, $20.0 million for depreciation and amortization expense, $9.7 million for amortization of deferred contract acquisition costs, $8.6 million for non-cash operating lease costs, $2.2 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $1.2 million for amortization of convertible note issuance costs and $1.0 million for provision of bad debt. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $30.8 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $25.4 million decrease in accrued expenses and other current liabilities, a $15.6 million increase in deferred contract acquisition costs due to the addition of new customers, a $9.5 million decrease in operating lease liabilities, and a $6.8 million increase in prepaid expenses and other assets, partially offset by a $16.0 million increase in deferred revenue and a $1.9 million increase in accounts payable.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2023 of $15.6 million resulted primarily from the maturities of available-for-sale securities of $494.0 million and the sales of available-for-sale securities of $20.2 million, which were partially offset by the purchases of available-for-sale securities of $476.2 million, capital expenditures of $17.5 million, and capitalization of internal-use software development costs of $5.0 million.
Net cash used in investing activities during the three months ended March 31, 2022 of $110.8 million resulted primarily from the purchases of available-for-sale securities of $264.5 million, capital expenditures of $24.5 million, and capitalization of internal-use software development costs of $4.5 million, which was partially offset by the maturities of available-for-sale securities of $187.0 million.

Financing Activities
Net cash provided by financing activities of $1.2 million during the three months ended March 31, 2023 was primarily due to $3.3 million of proceeds from the exercise of vested stock options, which were partially offset by $2.1 million in payments of tax withholding on RSU settlements.
Net cash used in financing activities of $14.3 million during the three months ended March 31, 2022 was primarily due to $16.6 million of repayments of the 2025 Notes and $0.7 million payment of tax withholding on RSU settlements, partially offset by $3.1 million of proceeds from the exercise of vested and unvested stock options.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the Russia-Ukraine conflict, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of April 27, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies for the three months ended March 31, 2023.
Recently Issued Accounting Pronouncements
Refer to Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of $256.4 million and available-for-sale securities of $1,459.2 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the three months ended March 31, 2023 and 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $38.1 million and $41.4 million for the three months ended March 31, 2023 and 2022, respectively, and as of March 31, 2023, we had an accumulated deficit of $878.0 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. In addition to the expected costs to grow our business, we also are incurring significant additional legal, accounting, and other expenses as a public company, as described in greater detail in the risk factors below. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $290.2 million and $212.2 million for the three months ended March 31, 2023 and 2022, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The United States, Europe, and the United Kingdom have recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 5.5% as of March 2023. During the same period, the annual inflation rate in the Eurozone was approximately 7% and in the United Kingdom was over 10%. Although inflation levels have recently decreased in the United States and Eurozone, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and result in other similar or unexpected effects. For example, the decrease in values of government-issued securities resulting from higher interest rates played a significant role in the recent failures of Silicon Valley Bank and Signature Bank, the circumstances resulting in the UBS takeover of Credit Suisse, and generalized uncertainty confronting a number of other financial institutions. A further downturn in economic conditions, including inflation, rising interest rates, a reduction in business confidence and activity, the curtailment of government or corporate spending, volatile financial markets, the actual or perceived failure or financial difficulties of additional financial institutions, ongoing supply chain disruptions, reduced demand for products and services across a variety of industries, and the impacts of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or any worsening of that conflict or escalating geopolitical tensions, and other geopolitical developments and uncertainty have in the past and may in the future affect our business and our current and prospective customers and their industries adversely. For example, during an economic downturn, our current and prospective customers may suffer from reduced operating budgets. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products or reduce or cut their budget to otherwise expand their subscriptions to our products. Moreover, our competitors may respond to market conditions by lowering prices and attempting to lure away our customers. Weak economic conditions, including a reduction or cut in spending on products and solutions for security, performance, and reliability, could reduce sales, lengthen sales cycles, increase churn, result in postponed or canceled projects and lower demand for our products, any of which could adversely affect our business, results of operations, and financial condition.
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
•the adoption of new, or amendment of existing, laws, rules, or regulations that negatively impact the utility of, or increase the risk of using, cloud-based solutions generally or our network and products specifically, including changes in new or modified laws and regulations relating to privacy, data protection, and information security;
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
•the perceived risk, commencement, or outcome of litigation; and
•deteriorating general economic conditions, including inflation, rising interest rates, the actual or perceived failure or financial difficulties of financial institutions and other impacts of the Russia-Ukraine conflict or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.

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
Our business depends on our ability to retain and upgrade paying customers, expand the number of products we sell to paying customers, and, to a lesser extent, convert free customers to paying customers, and any decline in renewals, upgrades, expansions, or conversions could adversely affect our future results of operations.

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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions, expand the number of products we sell to paying customers, and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans or reduce the number of products they purchase from us if they do not see the marginal value in paying for our higher-cost plans or for our specific products, or due to challenging macroeconomic conditions and/or reduced operating budgets, thereby impacting our ability to increase revenue. For example, during the second and third quarters of 2022, we experienced a higher level of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan). Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade in their subscription plans or the purchase of additional products is justified by the additional functionality. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. Our customers’ decision whether to upgrade their subscription or purchase additional products or to continue any such previously chosen upgrade or purchased products is driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan lasted less than one quarter. Since the first half of 2022, however, we have experienced a lengthening of the average sales cycle for our new and existing large customers, and the lengthening of our sales cycle to our large customers could continue in the future to the extent that macroeconomic conditions further deteriorate. In addition, as our sales force continues to target an increasing number of large customers for new and expanded product sales, these larger enterprises often undertake a more significant evaluation and negotiation processes than we have experienced in the past, which could further lengthen our sales cycle materially.
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

The Russia-Ukraine conflict, or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions globally, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition. Further, the sales cycle for new customers of our technology and services could lengthen in the future as a result of geopolitical tensions and related challenging macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. For example, potentially as a result of these various macroeconomic impacts on our customers, since the first half of 2022, we periodically have experienced lengthening of the average sales cycles for certain types of customers and sales, slowdowns in our pipeline of potential new customers, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers. We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the challenging macroeconomic conditions continue or worsen.
Any of the negative impacts of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions, including, among others, those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•point solution vendors, which provide cloud-based products and services to address a single use case or challenge, in various categories including cloud security vendors (such as Zscaler, Inc., Cisco Systems Inc. through Umbrella, and Menlo Security, Inc.), content delivery network (CDN) vendors (such as Akamai Technologies, Inc., Fastly, Inc., and Edgio, Inc.), domain name system (DNS) services vendors (such as Oracle Corporation through DYN, and Vercara, formerly known as Neustar Security Services), email security vendors (such as Mimecast Limited and Proofpoint, Inc.), and cloud SD-WAN vendors; and
•traditional public cloud vendors (such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, Microsoft Corporation through Azure, and Alibaba Group Holding Limited through Alibaba Cloud).
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
A majority of our revenue in the three months ended March 31, 2023 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical set of topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our Cloudflare One suite of solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, if we fail to effectively train and integrate new hires, such as our recently hired President of Revenue and Chief Marketing Officer, it could negatively impact the existing sales and marketing personnel and their productivity, relationships with our customers, our ability to generate a pipeline of new customers, and our ability to increase revenue. New sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, due to our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. For example, beginning in late 2022 and continuing through the end of the first quarter of 2023, we experienced a reduction in average productivity among our sales personnel, which we believe was due in part to new sales hires not becoming as productive as we expected and exacerbated by worsening macroeconomic conditions. While we continue to focus on hiring, training, and retaining successful sales personnel, these efforts may take longer than anticipated, which may negatively impact our ability to achieve our targeted revenue growth.
In addition, experienced sales personnel are particularly sought after in our industry and we believe our company's recent growth and increased profile may result in increased efforts by other companies to hire our sales personnel. As a result, we may have to expend significant resources to retain our most productive sales employees. Even with considerable effort, we may be unsuccessful at retaining our experienced sales employees, which would adversely impact our business, results of operations, and financial condition.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 2,751 employees as of March 31, 2022 to 3,394 employees as of March 31, 2023. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•changes in laws and regulations that impact our business; and
•general political, regulatory, economic, market, and social conditions, including inflation, rising interest rates, actual or perceived failure or financial difficulties of financial institutions, other adverse changes in global and regional macroeconomic conditions, and other impacts of the Russia-Ukraine conflict, or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, we hired a new Chief Marketing Officer and a new President of Revenue in the fourth quarter of 2022, a new Senior Vice President, Engineering in the first quarter of 2023, and a new Chief Security Officer in the second quarter of 2023. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
To execute our growth plan, we must also attract and retain large numbers of highly qualified personnel in a number of job markets globally. In particular, it is critical for us to attract and retain engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in Lisbon, London, Singapore, Austin, Texas, and other locations where we employ personnel, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications or level of experience. For example, we have experienced, and may continue to experience, difficulty recruiting, hiring, and retaining sales personnel with the appropriate level of experience and knowledge necessary to effectively sell our products to large customers. Additionally, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation or more attractive benefits. We may need to increase our existing compensation levels in response to competition, rising inflation, or labor shortages, which may increase our operating costs and reduce our margins. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price may affect our ability to attract and retain our key employees or require us to increase the number of shares that we include in employee equity awards. For example, our share price steadily increased after our initial public offering (IPO) in 2019 until reaching a closing price of over $200 per share during the fourth quarter of 2021 but has consistently closed below $100 per share since the beginning of May 2022. Our equity awards to new and existing employees are typically communicated to the employee in dollar amounts. Due to recent fluctuations in our share price, we have had, and may have to continue, to issue a greater number of shares for equity awards than in previous periods when our stock price was higher, which has and may continue to affect our outstanding share count, cause dilution to existing shareholders, and increase our stock-based compensation expense. In addition, upon vesting of equity awards, particularly after the significant increase in the price of our Class A common stock since our IPO, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, we increased our operating expenses to $267.0 million from $205.1 million in the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023 and 2022, our net loss decreased to $38.1 million from $41.4 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
We rely on third-party software to provide many essential financial and operational services to support our business, including NetSuite, Salesforce, Atlassian, and Workday among others. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the Internet, would materially and adversely affect our ability to manage our operations.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflict between Russia and Ukraine and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of April 27, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
While we have implemented security measures internally and have integrated security measures into our network and products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches or incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. For example, we have experienced multiple social engineering attacks where third parties have attempted, and in limited cases succeeded, in breaching our network perimeter security. While these attacks did not effectively get beyond our network perimeter security and we have not suffered any material consequences as a result of these breaches, we cannot be certain that future breaches will be avoided or, if future breaches are successful, that we will not experience material detrimental impacts, particularly if those breaches involve third party access to decrypted or other sensitive data. In addition, one of the IT tools our employees used internally until the first quarter of 2023 was the subject of a large security incident in December 2022, which resulted in unauthorized parties stealing large amounts of the IT tools' customers’ data, including our data. We are not aware of any of our systems having been compromised as a result of this security incident due to additional required authorization and authentication events we have in place, particularly when accessing sensitive systems and resources, and we have since changed to using a new IT tool internally. We cannot be certain that compromises of our systems will not happen in the future as a result of this incident or other similar incidents with third party vendors that we use to help secure our internal systems.
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 285 cities and over 100 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, and the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately on our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work that began with the COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of March 31, 2023, we hosted our global network and served our customers from co-location and ISP-partner facilities located in more than 285 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties—including ISP-partner facilities—we do not control the operation of these third-party facilities.

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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, and FedRAMP moderate authorization, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to ISMAP, IRAP, DoD IL4, or CMMC compliance in Japan, Australia, and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
The prices of digital assets have been and may continue to be highly volatile, including as a result of various associated risks, uncertainties and events. The prevalence of such assets is a relatively recent trend, and their long-term adoption by investors, consumers, and businesses remains uncertain. For example, the bankruptcy of FTX Trading Ltd. in November 2022 undermined investor confidence in cryptocurrencies resulting in a decline in the price of cryptocurrency and similar types of digital assets. Moreover, digital assets' lack of a physical form, their reliance on technology for their creation, existence, and transactional validation, and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. In addition, if the market value of the digital assets we hold increases significantly relative to the purchase prices, we could be deemed an "investment company" for purposes of the Investment Company Act of 1940, as amended, and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition, and results of operations.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (the GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The number of data protection laws globally is rising as well as more countries have in place or are exploring new or updated comprehensive data protection regimes. Some countries are also considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. For example, China, Korea, and Japan maintain comprehensive privacy and data protection regimes that, among other matters, regulate cross-border data transfers. In addition, the interpretation of existing privacy, data protection, and information security laws and regulations by governmental entities and the courts may change significantly over time in a manner that can have a significantly adverse impact on both our business and our customers’ businesses. For example, in July 2020, the Court of Justice of the European Union (CJEU) in the "Schrems II" case invalidated the U.S.-EU Privacy Shield that was widely used under the GDPR to allow for the lawful transfer of personal data of European Economic Area (EEA) residents to the United States for processing and placed additional requirements on the use of the EU Standard Contractual Clauses (EU SCCs) as a mechanism for transferring EEA personal data to the United States. We may incur substantial costs and need to engage in additional contract negotiations in connection with updated EU SCCs and the United Kingdom addendum to the EU SCCs or other appropriate contractual provisions that we seek to put in place with our customers and vendors.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in the United States and various individual U.S. states. In the United States, various federal laws and regulations already apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, and the Gramm-Leach-Bliley Act. In addition, there are also a number of recently enacted or proposed U.S. federal and state privacy and data protection bills in Congress and state legislatures across the country. For example, the California Consumer Privacy Act (as amended effective January 1, 2023) requires covered companies to provide new disclosures to California consumers, to afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. A Virginia privacy law also went into effect January 1, 2023, and new privacy laws will go into effect in Colorado, Connecticut, and Utah in 2023 and in Iowa in 2025. Moreover, numerous other U.S. states in which we operate and the U.S. federal government are also considering privacy legislation.
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
Our provision for income taxes could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, the United States enacted the Inflation Reduction Act in August 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on adjusted financial statement income, effective in taxable years beginning after December 31, 2022, and a 1% excise tax on share repurchases, effective for repurchases made after December 31, 2022, which could include transactions with respect to the capped call transactions. Additionally, the Organization for Economic Cooperation and Development has published proposals related to a number of issues, including a long-term, multilateral proposal on the taxation of the digital economy, and a global minimum tax. A number of other jurisdictions are also considering enacting, or have enacted, similar digital tax regimes aimed at capturing tax revenue on digital services more immediately. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
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
We are subject to non-income-based taxes, such as payroll, sales, use, value-added, property, and goods and services taxes, in both the United States and various foreign jurisdictions. Sales and use, value-added, goods and services, and similar tax laws and rates vary greatly by jurisdiction. Our customers can be located in one jurisdiction, utilize our network and products through our network equipment in a different jurisdiction, and pay us from an account located in a third jurisdiction. This divergence, along with the jurisdiction-by-jurisdiction variance in tax laws, causes significant uncertainty in the tax treatment of our business. There is further uncertainty as to what constitutes sufficient physical presence or nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet, and there is also uncertainty as to whether our characterization of our network and products as not taxable in certain jurisdictions will be accepted by national, state, and local taxing authorities. In determining our tax filing obligations, management has made judgments regarding whether our activities in a jurisdiction rise to the level of taxability. These judgments may prove inaccurate, and one or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. We currently face, and in the future may continue to face, non-income tax audits. In the event of an adverse outcome in those audits, our liability for these taxes could exceed our estimates as state and other tax authorities could assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our network and products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our network and products, or otherwise harm our business, results of operations, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under certain circumstances, our income tax obligations may be reduced as a result of our net operating loss carryforwards and other tax attributes. As of December 31, 2022, we had net operating loss carryforwards for U.S. federal income tax purposes of $1,338.5 million that will begin to expire in 2029, net operating loss carryforwards for state income tax purposes of $757.4 million that will begin to expire in 2025, and net operating loss carryforwards for U.K. income tax purposes of $178.5 million that can be carried forward indefinitely. Also as of December 31, 2022, we had federal research and development tax credit carryforwards of $49.7 million that will begin to expire in 2029 and state research and development tax credit carryforwards of $25.9 million that will begin to expire in 2039.
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
If we are deemed an investment company under the Investment Company Act of 1940, as amended (the 1940 Act), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, results of operations, and financial condition.
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
We have historically qualified for an exemption from registration under the 1940 Act for “research and development companies” as defined in Rule 3a-8 promulgated under the 1940 Act. To provide clarity on our investment company status in the longer term, we applied for and, in April 2023, received an order from the SEC exempting us from regulation under the 1940 Act, subject to certain conditions. Notwithstanding the exemptive order, we believe that we have never been an investment company because, among other reasons, we are primarily engaged in the business of a global cloud services provider.

Exemptive orders provided by the SEC under the 1940 Act may cease to be effective if the facts and analysis upon which they are based materially change or the recipient of the order fails to comply with conditions outlined in the order. It is possible that our business will change in the future in a way that causes the exemptive order to no longer to apply to our business, either because the facts of how we conduct our business change or because we no longer meet the conditions outlined in the order. If the exemptive order ceases to apply to our business, we could be deemed an investment company and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition and results of operations.
We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company and we were no longer able to rely on the SEC's exemptive order or no longer qualified for another exemption, we may need to alter certain of our investments, and any new investments may result in lower returns that could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to International Operations
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business and results of operations.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 47% and 47% of our revenue from our international customers for the three months ended March 31, 2023 and 2022, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 285 cities and over 100 countries worldwide as of March 31, 2023. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
As discussed in greater detail above in our risk factor titled "Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations, and obligations could harm our business," recent changes in privacy and data protection laws in a number of countries and supranational organizations have created uncertainty around the requirements related to transfers of personal data between jurisdictions, including transfers to the United States. In addition, cross-border data regulations in Japan and China are raising similar concerns among our current and potential customers in those regions as well. As a result of this uncertainty, our current and potential customers in those regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. Further, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
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
Our network presence within China is dependent upon our commercial relationship with JD Cloud, and any detrimental changes in, or the termination of, that relationship could jeopardize our ability to offer an integrated global network that includes China.
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our commercial relationship with JD Cloud. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have a strategic agreement with JD Cloud to provide solutions that accommodate the requirements imposed by Chinese regulations through JD Cloud's development and operation of facilities in China that are included as part of our network. Our original agreement with JD Cloud was announced in 2020 and was set to expire in April 2023. A new agreement, extending the relationship, was executed in April 2023 and will expire in March 2026. The new agreement contains economic terms that are less favorable to us than the terms of the original agreement. Consistent with the original agreement, our new agreement with JD Cloud is subject to earlier termination by either party under certain circumstances such as the other party’s material breach and can be terminated by JD Cloud under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments.
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. A small number of these parties made payments to us in connection with their use of our products. The voluntary self-disclosure, which we may supplement as appropriate, remains under an ongoing review by OFAC.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property and proprietary rights. As of March 31, 2023, we had more than 240 issued patents and 80 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our proprietary rights. Third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 79.1% of the voting power of our capital stock, with our co-founders together holding approximately 55.3% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
In July 2017, FTSE Russell announced that it would cease to include most newly public companies utilizing dual or multi-class capital structures in its indices, including the Russell 1000, Russell 2000, and Russell 3000. Under the announced policies, our multi-class capital structure in some cases may make us ineligible for inclusion in some or all of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices may not invest in our stock if we are not included. It is unclear what effect, if any, these policies have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Previously, Standard & Poor’s also excluded companies utilizing dual or multi-class capital structures from its indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, which S&P indices together make up the S&P Composite 1500. However, in April 2023, it reversed this policy and announced that companies with dual or multi-class capital structures will again be eligible for inclusion on its indices. We cannot be sure that such policy, or the policies of other indices, will not change further and make us ineligible for inclusion on the S&P Composite 1500, or other indices, in the future.
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
Risks Related to our Outstanding Convertible Senior Notes
Servicing our existing and future debt, including the Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
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
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past macroeconomic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the recent failures of Silicon Valley Bank and Signature Bank, and the UBS takeover of Credit Suisse. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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
Further, the effects of climate change on the global economy and the technology industry are rapidly evolving. While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are focused on mitigating their own climate-related risks, there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. For example, our corporate headquarters in the San Francisco Bay Area and one of our core co-location facilities located in the U.S. Pacific Northwest have experienced and may continue to experience, climate-related events and at an increasing frequency, including severe storms, floods, drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with these types of events. Additionally, it will remain difficult to mitigate the impact of these events on our employees that continue to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: April 27, 2023	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2023	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2023	By:	/s/ Paul Underwood
Paul Underwood
Chief Accounting Officer
(Principal Accounting Officer)