Form 10-Q
period 2023-06-30
Cloudflare, Inc.
filed 2023-08-03
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 20, 2023, 292,580,945 shares of the registrant's Class A common stock were outstanding and 41,637,541 shares of the registrant's Class B common stock were outstanding.

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
•our ability to achieve or maintain profitability and positive cash flow;
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
•our ability to maintain favorable co-location relationships, Internet service provider (ISP) partnerships, and other interconnection arrangements around the world;
•our ability to offer high-quality customer support;
•our ability to manage our global operations;
•our expectations of and ability to comply with applicable laws around the world;
•our ability to correctly estimate our tax obligations around the world;
•our ability to repay our convertible senior notes when due;
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
•If we are unable to effectively attract, expand, and retain sales to large customers, or we fail to mitigate the additional risks associated with serving large customers, our business, results of operation, and financial condition may suffer.
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
•Our actual or perceived failure to comply with privacy, data protection, information security, and other applicable laws, regulations, and obligations could harm our business.
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
•Repaying and servicing our existing and future debt, including our convertible senior notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$159,318	$204,178
Available-for-sale securities	1,425,302	1,445,759
Accounts receivable, net	177,920	148,544
Contract assets	8,673	8,292
Restricted cash short-term	2,797	10,555
Prepaid expenses and other current assets	44,050	70,556
Total current assets	1,818,060	1,887,884
Property and equipment, net	293,259	286,600
Goodwill	148,047	148,047
Acquired intangible assets, net	22,708	32,483
Operating lease right-of-use assets	130,043	132,360
Deferred contract acquisition costs, noncurrent	107,482	93,145
Restricted cash	2,264	471
Other noncurrent assets	11,345	6,918
Total assets	$2,533,208	$2,587,908
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,376	$35,607
Accrued expenses and other current liabilities	54,600	66,425
Accrued compensation	46,774	42,014
Operating lease liabilities	35,366	33,275
Liability for early exercise of unvested stock options	693	1,902
Deferred revenue	267,979	218,647
Current portion of convertible senior notes, net	35,330	—
Total current liabilities	473,118	397,870
Convertible senior notes, net	1,281,383	1,436,192
Operating lease liabilities, noncurrent	106,992	107,624
Deferred revenue, noncurrent	18,860	11,732
Other noncurrent liabilities	11,021	10,526
Total liabilities	1,891,374	1,963,944

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of June 30, 2023 and December 31, 2022; 291,832 and 286,561 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	291	286
Class B common stock; $0.001 par value; 315,000 shares authorized as of June 30, 2023 and December 31, 2022; 41,807 and 43,525 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	41	42
Additional paid-in capital	1,620,251	1,475,423
Accumulated deficit	(972,440)	(839,891)
Accumulated other comprehensive loss	(6,309)	(11,896)
Total stockholders’ equity	641,834	623,964
Total liabilities and stockholders’ equity	$2,533,208	$2,587,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$308,494	$234,517	$598,669	$446,684
Cost of revenue	75,221	55,804	145,653	102,855
Gross profit	233,273	178,713	453,016	343,829
Operating expenses:
Sales and marketing	146,688	117,622	283,689	217,679
Research and development	89,610	75,114	171,149	142,168
General and administrative	53,147	50,518	101,622	88,547
Total operating expenses	289,445	243,254	556,460	448,394
Loss from operations	(56,172)	(64,541)	(103,444)	(104,565)
Non-operating income (expense):
Interest income	16,536	1,641	30,023	2,702
Interest expense	(1,539)	(1,040)	(3,665)	(2,597)
Loss on extinguishment of debt	(50,300)	—	(50,300)	—
Other income (expense), net	(1,527)	233	(2,384)	(254)
Total non-operating income (expense), net	(36,830)	834	(26,326)	(149)
Loss before income taxes	(93,002)	(63,707)	(129,770)	(104,714)
Provision for (Benefit from) income taxes	1,465	(170)	2,779	204
Net loss	$(94,467)	$(63,537)	$(132,549)	$(104,918)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.20)	$(0.40)	$(0.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	332,297	325,197	331,448	324,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(94,467)	$(63,537)	$(132,549)	$(104,918)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(171)	(3,333)	5,587	(13,433)
Other comprehensive income (loss)	(171)	(3,333)	5,587	(13,433)
Comprehensive loss	$(94,638)	$(66,870)	$(126,962)	$(118,351)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	289,372	$289	42,395	$41	$1,536,367	$(877,973)	$(6,138)	$652,586
Issuance of common stock upon exercise of stock options	147	—	567	—	3,754	—	—	3,754
Repurchases of unvested common stock	(17)	—	—	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	580	—	—	581
Issuance of common stock related to settlement of restricted stock units (RSUs)	818	1	133	—	(1)	—	—	—
Tax withholding on RSU settlement	(20)	—	(5)	—	(1,325)	—	—	(1,325)
Conversion of Class B to Class A common stock	1,283	1	(1,283)	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	249	—	—	—	10,450	—	—	10,450
Stock-based compensation	—	—	—	—	70,426	—	—	70,426
Net loss	—	—	—	—	—	(94,467)	—	(94,467)
Other comprehensive loss	—	—	—	—	—	—	(171)	(171)
Balance as of June 30, 2023	291,832	$291	41,807	$41	$1,620,251	$(972,440)	$(6,309)	$641,834

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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	286,561	$286	43,525	$42	$1,475,423	$(839,891)	$(11,896)	$623,964
Issuance of common stock upon exercise of stock options	240	—	1,280	1	7,058	—	—	7,059
Repurchases of unvested common stock	(17)	—	—	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,170	—	—	1,171
Issuance of common stock related to settlement of RSUs	1,533	2	322	—	(2)	—	—	—
Tax withholding on RSU settlement	(41)	—	(13)	—	(3,383)	—	—	(3,383)
Conversion of Class B to Class A Common stock	3,307	3	(3,307)	(3)	—	—	—	—
Common stock issued under employee stock purchase plan	249	—	—	—	10,450	—	—	10,450
Stock-based compensation	—	—	—	—	129,535	—	—	129,535
Net Loss	—	—	—	—	—	(132,549)	—	(132,549)
Other comprehensive income	—	—	—	—	—	—	5,587	5,587
Balance as of June 30, 2023	291,832	$291	41,807	$41	$1,620,251	$(972,440)	$(6,309)	$641,834
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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(132,549)	$(104,918)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	65,182	45,352
Non-cash operating lease costs	21,925	18,106
Amortization of deferred contract acquisition costs	29,011	20,218
Stock-based compensation expense	125,793	88,780
Amortization of debt issuance costs	2,470	2,332
Net accretion of discounts and amortization of premiums on available-for-sale securities	(19,050)	3,798
Deferred income taxes	(613)	(1,833)
Provision for bad debt	6,037	2,010
Loss on extinguishment of debt	50,300	—
Other	494	264
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(35,413)	(26,947)
Contract assets	(381)	(1,116)
Deferred contract acquisition costs	(43,348)	(30,604)
Prepaid expenses and other current assets	(13,996)	(5,067)
Other noncurrent assets	(1,991)	371
Accounts payable	6,602	8,174
Accrued expenses and other current liabilities	1,454	(30,479)
Operating lease liabilities	(18,149)	(20,523)
Deferred revenue	56,460	34,477
Other noncurrent liabilities	627	389
Net cash provided by operating activities	100,865	2,784
Cash Flows From Investing Activities
Purchases of property and equipment	(56,289)	(61,565)
Capitalized internal-use software	(10,703)	(10,034)
Cash paid for acquisitions, net of cash acquired	—	(86,941)
Purchases of available-for-sale securities	(795,096)	(422,374)
Sales of available-for-sale securities	20,248	—
Maturities of available-for-sale securities	857,456	414,036
Other investing activities	59	25
Net cash provided by (used in) investing activities	15,675	(166,853)
Cash Flows From Financing Activities
Repayments of convertible senior notes	(172,249)	(16,571)
Proceeds from the exercise of stock options	7,059	5,977
Proceeds from the early exercise of stock options	—	62
Repurchases of unvested common stock	(34)	(3)
Proceeds from the issuance of common stock for employee stock purchase plan	10,450	8,688
Payment of tax withholding obligation on RSU settlement	(3,383)	(1,264)
Payment of indemnity holdback	(9,208)	—
Net cash used in financing activities	(167,365)	(3,111)
Net decrease in cash, cash equivalents, and restricted cash	(50,825)	(167,180)
Cash, cash equivalents, and restricted cash, beginning of period	215,204	320,958
Cash, cash equivalents, and restricted cash, end of period	$164,379	$153,778
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$595	$642
Cash paid for income taxes, net of refunds	$2,557	$990
Cash paid for operating lease liabilities	$18,306	$16,761
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$3,525	$2,656
Accounts payable and accrued expenses related to property and equipment additions	$8,347	$35,217
Vesting of early exercised stock options	$1,171	$1,560
Indemnity holdback consideration associated with business combinations	$—	$10,582
Issuance of common stock related to an acquisition	$—	$65,504
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$16,636	$17,537

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the Russia-Ukraine conflict and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of August 3, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and six months ended June 30, 2023 and 2022.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$161,692	53%	$124,259	53%	$314,610	53%	$235,609	53%
Europe, Middle East, and Africa	84,346	27%	61,147	26%	162,677	27%	116,939	26%
Asia Pacific	40,399	13%	32,755	14%	79,617	13%	62,680	14%
Other	22,057	7%	16,356	7%	41,765	7%	31,456	7%
Total	$308,494	100%	$234,517	100%	$598,669	100%	$446,684	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$47,148	15%	$28,933	12%	$88,151	15%	$53,289	12%
Direct customers	261,346	85%	205,584	88%	510,518	85%	393,395	88%
Total	$308,494	100%	$234,517	100%	$598,669	100%	$446,684	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended June 30, 2023 and 2022, the Company recognized revenue of $169.7 million and $92.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$98,427	$76,266	$93,145	$70,320
Capitalization of contract acquisition costs	23,957	14,996	43,348	30,604
Amortization of deferred contract acquisition costs	(14,902)	(10,556)	(29,011)	(20,218)
Ending balance	$107,482	$80,706	$107,482	$80,706
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,036.2 million. As of June 30, 2023, the Company expected to recognize 75% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of June 30, 2023 and December 31, 2022.

(in thousands)					Reported as:
June 30, 2023	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$132,434	$—	$—	$132,434	$127,373	$—	$5,061
Level I:
Money market funds	25,018	—	—	25,018	25,018	—	—
Level II:
Corporate bonds	229,829	—	(1,768)	228,061	—	228,061	—
U.S. treasury securities	878,373	31	(4,227)	874,177	—	874,177	—
U.S. government agency securities	63,663	1	(266)	63,398	—	63,398	—
Commercial paper	266,597	—	(4)	266,593	6,927	259,666	—
Subtotal	1,438,462	32	(6,265)	1,432,229	6,927	1,425,302	—
Total assets measured at fair value on a recurring basis	$1,595,914	$32	$(6,265)	$1,589,681	$159,318	$1,425,302	$5,061

(in thousands)					Reported as:
December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current) Cash
Cash	$87,719	$—	$—	$87,719	$77,164	$—	$10,555
Level I:
Money market funds	125,450	—	—	125,450	124,979	—	471
Level II:
Corporate bonds	258,617	46	(2,621)	256,042	2,035	254,007	—
U.S. treasury securities	818,379	20	(9,233)	809,166	—	809,166	—
U.S. government agency securities	25,283	—	(31)	25,252	—	25,252	—
Commercial paper	357,334	—	—	357,334	—	357,334	—
Subtotal	1,459,613	66	(11,885)	1,447,794	2,035	1,445,759	—
Total assets measured at fair value on a recurring basis	$1,672,782	$66	$(11,885)	$1,660,963	$204,178	$1,445,759	$11,026
Included in prepaid expenses and other current assets on the December 31, 2022 consolidated balance sheet is $37.5 million of proceeds receivable resulting from maturities of US government agency securities that were initiated on December 31, 2022 and settled on January 3, 2023.
As of June 30, 2023, the Company had $5.1 million in total restricted cash mainly related to irrevocable standby letters of credit and bank guarantees that are required under lease agreements and indemnity holdback consideration associated with business combinations. For further details on the indemnity holdback, refer to Note 13 to these condensed consolidated financial statements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2023 and December 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,315.5 million and $1,251.6 million as of June 30, 2023 and December 31, 2022, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $116.1 million and $205.9 million as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, net unrealized loss on investments was $6.3 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2022, net unrealized loss on investments was $11.9 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of June 30, 2023, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA+.
The Company carries the 2026 Notes (as defined below) issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2023, the fair value of the 2026 Notes was $1,098.9 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.

As of June 30, 2023, the Company carried the 2025 Notes (as defined below) issued in May 2020 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2023, the fair value of the 2025 Notes was $65.5 million. The fair value of the 2025 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2025 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes (as defined below), refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of June 30, 2023 and December 31, 2022.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $5.4 million and $3.1 million, respectively. Provision for bad debt for the three months ended June 30, 2023 and 2022 was $4.4 million and $1.0 million, respectively, and for the six months ended June 30, 2023 and 2022 was $6.0 million and $2.0 million, respectively. Write-off of uncollectible accounts receivable for the three months ended June 30, 2023 and 2022 was $2.7 million and $1.3 million, respectively, and for the six months ended June 30, 2023 and 2022 was $3.7 million and $1.8 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022

	(in thousands)
Property and equipment:
Servers—network infrastructure	$298,312	$239,828
Construction in progress	23,249	72,827
Capitalized internal-use software	102,768	88,541
Office and computer equipment	37,292	30,577
Office furniture	10,097	6,547
Software	6,417	5,962
Leasehold improvements	42,817	20,392
Asset retirement obligation	827	827
Gross property and equipment	521,779	465,501
Less accumulated depreciation and amortization	(228,520)	(178,901)
Total property and equipment, net	$293,259	$286,600
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2023 and 2022 was $28.4 million and $20.0 million, respectively, and for the six months ended June 30, 2023 and 2022 was $54.2 million and $38.9 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $5.3 million and $4.8 million for the three months ended June 30, 2023 and 2022, respectively, and $10.7 million and $9.6 million for the six months ended June 30, 2023 and 2022, respectively.
Goodwill
As of June 30, 2023 and December 31, 2022, the Company's goodwill was $148.0 million. No goodwill impairments were recorded during the six months ended June 30, 2023 and 2022.

Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$27,816	$12,284
Trade name	1,700	1,063	637
Customer relationships	11,600	1,813	9,787
Total acquired intangible assets, net	$53,400	$30,692	$22,708

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$19,191	$20,909
Trade name	1,700	638	1,062
Customer relationships	11,600	1,088	10,512
Total acquired intangible assets, net	$53,400	$20,917	$32,483
Amortization of acquired intangible assets was $4.9 million for the three months ended June 30, 2023 and 2022, and $9.8 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2023 (remaining six months)	$9,628
2024	5,468
2025	1,450
2026	1,450
2027	1,450
Thereafter	3,262
Total	$22,708
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 8.1 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 8.3 years. All of the Company's leases are classified as operating leases.

The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$10,864	$9,496	$21,925	$18,106
Total lease cost	$10,864	$9,496	$21,925	$18,106
Variable lease cost and short-term lease cost for the three and six months ended June 30, 2023 and June 30, 2022 were not material.
As of June 30, 2023, the Company had $43.1 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between July 2023 and July 2026 and have an average lease term of 3.5 years.
As of June 30, 2023, the weighted-average remaining term of the Company’s operating leases was 5.1 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.3%.
Maturities of the operating lease liabilities as of June 30, 2023 are as follows:

June 30, 2023
(in thousands)
2023 (remaining six months)	$21,106
2024	36,322
2025	28,734
2026	25,094
2027	21,310
Thereafter	26,645
Total lease payments	$159,211
Less: Imputed interest	$(16,853)
Total operating lease liabilities	$142,358
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
The 2026 Notes are convertible at an initial conversion rate of 5.2263 shares of the Company's Class A common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $191.34 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the 2026 Indenture. The 2026 Notes may be converted at any time on or after May 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the 2026 Notes may convert all or any portion of their 2026 Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2026, only under the following circumstances:

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
None of the circumstances described in the paragraphs above were met during the quarter ended June 30, 2023.
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
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of June 30, 2023, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
2025 Convertible Senior Notes

In May 2020, the Company issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes, and together with the 2026 Notes, the Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, including the initial purchasers' exercise in full of their option to purchase an additional $75.0 million aggregate principal amount of the 2025 Notes. The total net proceeds from the issuance of the 2025 Notes, after deducting initial purchaser discounts and debt issuance costs, were $562.5 million. After the closings of the 2025 Notes Exchange (defined below), other conversions, and the 2025 Notes Repurchases (defined below) that have since been completed, $35.4 million in aggregate principal amount of the 2025 Notes remained outstanding as of June 30, 2023.
In August 2021, the Company exchanged approximately $400.0 million principal amount of the 2025 Notes (the 2025 Notes Exchange) for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of the Company’s Class A common stock (the Exchange Shares) for aggregate consideration worth $1,321.0 million. As a result, the Company recorded a debt extinguishment loss of $72.2 million, representing the difference between the fair value of the liability component of $355.3 million and the carrying value of the 2025 Notes Exchange of $283.1 million at the closing date. The fair value of the liability component was calculated by using an effective interest rate of 4.08%, which was determined by measuring the fair value of similar debt instruments that did not have an associated convertible feature and adjusted to reflect the term of the remaining 2025 Notes. The aggregate consideration of $1,321.0 million was allocated between the fair value of the liability component of $355.3 million and the reacquisition of the equity component of $965.7 million, which was recorded as a reduction to additional paid-in capital and offset by the additional paid-in capital for the Exchange Shares issued.
In May 2023, the Company repurchased $123.0 million principal amount of the 2025 Notes (the 2025 Notes Repurchases) for $172.7 million in cash, including accrued interest payable of $0.5 million. The 2025 Notes Repurchases resulted in a $50.3 million loss on extinguishment of debt, of which $1.1 million consisted of unamortized debt issuance costs, during the three months ended June 30, 2023.
The 2025 Notes are senior unsecured obligations of the Company and will mature on May 15, 2025, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated May 15, 2020 (the 2025 Indenture, and together with the 2026 Indenture, the Indentures). Interest on the 2025 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020, at a rate of 0.75% per year.
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
The circumstances described in paragraphs (1) and (3) above were met during the quarter ended June 30, 2023 and as a result, the 2025 Notes are convertible at the option of the holder from July 1, 2023 until September 30, 2023.
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
During the year ended December 31, 2022, the Company settled conversions of approximately $16.6 million aggregate principal amount of the 2025 Notes. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of 298,909 shares of the Company's Class A common stock for the remainder of the conversion value in excess of such principal amount converted. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's condensed consolidated balance sheets.
In May 2023, the Company issued a notice to the holders of the 2025 Notes to redeem the remaining aggregate principal amount of the 2025 Notes outstanding (the 2025 Notes Redemption). In connection with the Company's delivery of such notice, holders of the 2025 Notes had the right to convert their 2025 Notes at any time before the close of business on July 14, 2023, and each of the holders exercised this right on or before the deadline. Pursuant to the terms of the 2025 Indenture, the conversion rate in effect upon issuance of the Redemption Notice was 28.5913 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, inclusive of 1.8726 additional shares to the initial conversion rate. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and issuance of the Company's Class A common stock for the remainder of the conversion value in excess of such principal amount converted. The Company classified the $35.4 million aggregate principal amount outstanding of the 2025 Notes as a current liability on its condensed consolidated balance sheet as of June 30, 2023.
In July 2023, the Company paid approximately $35.4 million in cash and delivered approximately 0.5 million shares of the Company's Class A common stock to settle the conversion of approximately $35.4 million aggregate principal amount of the 2025 Notes in connection with the 2025 Notes Redemption. The accounting assessment for this conversion is in progress.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls and, together with the 2026 Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls were intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of June 30, 2023, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised or terminated in connection with the 2025 Notes Exchange, the 2025 Notes Repurchases, or any of the conversions of the 2025 Notes.

The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
As of August 3, 2023, no 2025 Capped Calls had been exercised.
The net carrying amounts of the Notes were as follows:

	June 30, 2023		December 31, 2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Principal	$1,293,750	$35,400	$1,293,750	$158,429
Unamortized debt issuance costs	(12,367)	(70)	(14,348)	(1,639)
Carrying amount, net	$1,281,383	$35,330	$1,279,402	$156,790
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,
	2023		2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$168	$—	$297
Amortization of debt issuance costs	991	316	989	173
Total	$991	$484	$989	$470

	Six Months Ended June 30,
	2023		2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$465	$—	$607
Amortization of debt issuance costs	1,981	489	1,979	353
Total	$1,981	$954	$1,979	$960
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2023 as the Company has not yet received the related goods and services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of June 30, 2023.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $35.9 million and $27.9 million for the three months ended June 30, 2023 and 2022, respectively, and $70.6 million and $53.7 million for the six months ended June 30, 2023 and 2022, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of June 30, 2023. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of June 30, 2023
	Total	2023 (remaining six months)	2024	2025	2026	2027	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$99,398	$22,744	$21,755	$43,958	$4,469	$2,495	$3,977
Bandwidth and other co-location related commitments(2)	116,302	26,312	39,009	20,746	14,277	10,956	5,002
Other commitments(3)	1,275	1,275	—	—	—	—	—
Total	$216,975	$50,331	$60,764	$64,704	$18,746	$13,451	$8,979
(1)Open purchase commitments are for the purchase of goods and services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2023 as the Company had not yet received the related goods and services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of June 30, 2023.
(3)Indemnity holdback consideration associated with the Vectrix acquisition. See Note 13.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 291,831,902 and 286,560,947 shares of Class A common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. The number of shares of Class B common stock issued and outstanding was 41,807,386 and 43,524,514, as of June 30, 2023 and December 31, 2022, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of June 30, 2023 and December 31, 2022, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	June 30, 2023	December 31, 2022

	(in thousands)
2025 Notes	1,238	5,503
2026 Notes	10,311	10,311
Stock options issued and outstanding	13,952	15,886
Remaining shares available for issuance under the 2019 Plan	58,148	44,693
Outstanding and unsettled RSUs	11,257	10,196
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	14,042	10,990
Total shares of common stock reserved	108,948	97,579
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
As of June 30, 2023, there was $223.5 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 4.6 years.
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
During the six months ended June 30, 2023, the Company granted to new key employees the Performance Options to purchase an aggregate of 860,000 shares of the Company’s Class A common stock.
In April 2023, the Company's compensation committee and Board of Directors approved amendments to the Performance Options, effective as of May 1, 2023. These amendments reduced the exercise price per share of the Performance Options to the fair market value per share of the Company's Class A common stock on the effective date of the amendment, and modified the structure of the Performance Options to contain a total of nine separate tranches with added stock price milestones. These amendments resulted in an additional stock-based compensation expense of approximately $25.8 million to be recognized over a weighted-average requisite service period.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the three months ended June 30, 2023 and 2022 were $7.4 million and $12.6 million, respectively, and for the six months ended June 30, 2023 and 2022 were $14.3 million and $12.6 million, respectively. As of June 30, 2023, there was $210.8 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 4.9 years.
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
The total stock-based compensation expense for the Assumed Area 1 Stock Options for the three and six months ended June 30, 2023 were not material.
As of June 30, 2023, there was $6.8 million of unrecognized stock-based compensation expense related to the Assumed Area 1 Stock Options that is expected to be recognized over a weighted-average period of 1.8 years.
For further details on the Area 1 acquisition, refer to Note 13 to these condensed consolidated financial statements.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of June 30, 2023 and December 31, 2022, the Company had $0.7 million and $1.9 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 318,649 and 899,691, respectively.
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
The total stock-based compensation expense for RSUs for the three months ended June 30, 2023 and 2022 was $55.2 million and $32.6 million, respectively, and for the six months ended June 30, 2023 and 2022 was $99.5 and $61.9 million, respectively. As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $638.6 million that is expected to be recognized over a weighted-average period of 3.1 years.
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
248,738 and 153,974 shares of Class A common stock were purchased under the ESPP during the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $3.3 million and is expected to be recognized over a weighted average period of 0.4 years.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$2,047	$1,888	$3,730	$2,966
Sales and marketing	20,014	12,216	34,834	21,135
Research and development	34,651	26,659	62,388	45,488
General and administrative	11,680	14,052	24,841	19,191
Total stock-based compensation expense	$68,392	$54,815	$125,793	$88,780

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(82,620)	$(11,847)	$(55,081)	$(8,456)	$(115,760)	$(16,789)	$(90,864)	$(14,054)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	290,623	41,674	281,915	43,282	289,466	41,982	281,097	43,477
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.28)	$(0.20)	$(0.20)	$(0.40)	$(0.40)	$(0.32)	$(0.32)
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

	June 30,
	2023	2022

	(in thousands)
2025 Notes	1,012	4,233
2026 Notes	6,762	6,762
Shares subject to repurchase	319	1,465
Unexercised stock options	13,952	17,303
Unvested restricted stock and RSUs	11,320	7,620
Shares issuable pursuant to the ESPP	228	187
Total	33,593	37,570
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
The Company recorded an income tax expense of $1.5 million and an income tax benefit of $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and an income tax expense of $2.8 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

The income tax expense of $1.5 million for the three months ended June 30, 2023 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The income tax benefit of $0.2 million for the three months ended June 30, 2022 was primarily related to the partial release of the U.S. valuation allowance in connection with an acquisition, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The income tax expense of $2.8 million for the six months ended June 30, 2023 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.

The income tax expense of $0.2 million for the six months ended June 30, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions.
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
Note 13. Business Combinations
Area 1
On April 1, 2022, the Company acquired all of the outstanding shares of Area 1, a company that has developed cloud-native email security technology, for a total purchase consideration of $156.6 million. The total purchase consideration included (i) acquisition-date cash payments of $82.6 million, net of $2.5 million of cash acquired, (ii) $63.5 million in shares of the Company’s Class A common stock, (iii) a cash holdback of $9.3 million, which the Company retained for up to 12 months and was then payable to the previous owners of Area 1, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition, and (iv) a separate cash holdback of $1.1 million. The cash holdback of $9.3 million and $1.1 million were subsequently paid to the previous owners of Area 1 as of the six months ended June 30, 2023. Concurrent with the closing of the acquisition, the Company made a cash payment of $4.1 million to repay Area 1’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
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
The transaction-related costs for the acquisition were not material and were included in general and administrative expenses during the three months and six months ended June 30, 2022. The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $8.0 million, of which $2.6 million was recognized as compensation expense on the acquisition date. Additional compensation expense during the three and six months ended June 30, 2023 and June 30, 2022 were not material. The remaining compensation amount is not material and will be recognized through the year ended December 31, 2026.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2022.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $6.5 million, of which $0.5 million was recorded as compensation expense during the year ended December 31, 2021. Additional compensation expense during the three and six months ended June 30, 2023 and June 30, 2022 were not material. The remaining compensation amount is not material and will be recognized through the year ended December 31, 2024.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	June 30, 2023	December 31, 2022

	(in thousands)
United States	$179,295	$184,753
Rest of the world	113,964	101,847
Total property and equipment, net	$293,259	$286,600
No single country other than the United States accounted for more than 10% of total property and equipment, net as of June 30, 2023 and December 31, 2022.

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
◦International reach. Our global network, with a presence in more than 300 cities and over 100 countries worldwide, has helped to foster our strong international growth. International markets represented 47% of our revenue in the three months ended June 30, 2023 and 2022, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments and global events, such as the Russia-Ukraine conflict and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’ businesses. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Starting in the first half of 2022, potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales, slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increase in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers. In particular, during the first quarter of 2023, we experienced a significant lengthening of our average sales cycle (particularly in terms of expansion sales to existing customers), a significant decline in the rate of converting sales pipeline opportunities into new sales, and a significant increase in average days sales outstanding. Although these metrics improved during the second quarter of 2023, significant macroeconomic uncertainty could persist for the remainder of 2023 and, as a result, some or all of the negative trends described in this paragraph may emerge or recur during future quarters in 2023.
To the extent challenging macroeconomic conditions persist, we may experience additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, increased slowness in purchasing decisions by existing and potential new paying customers, additional lengthening of the sales cycle for some of our existing and potential new paying customers, further reduction or delays in purchasing decisions by our paying customers, potential customer requests for concessions (including in terms of payment amounts and/or timing and earlier or additional termination rights), potential losses of paying customers as a result of economic distress or bankruptcy (particularly among our small and medium paying customer base), potential reductions in new non-U.S. customers and expansion of sales to existing non-U.S. paying customers as a result of our products, which we currently only sell for U.S. dollars, becoming relatively more expensive for such customers due to the higher value of the U.S. dollar relative to other currencies, and increased costs for employee compensation and equipment purchases resulting from continued inflationary cost pressures.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Gross profit	$233,273	$178,713	$453,016	$343,829
Gross margin	76%	76%	76%	77%
Loss from operations	$(56,172)	$(64,541)	$(103,444)	$(104,565)
Non-GAAP income (loss) from operations	$20,305	$(891)	$39,670	$4,030
Operating margin	(18)%	(28)%	(17)%	(23)%
Non-GAAP operating margin	7%	—%	7%	1%
Net cash provided by operating activities	$64,451	$38,251	$100,865	$2,784
Net cash provided by (used in) investing activities	$108	$(56,048)	$15,675	$(166,853)
Net cash provided by (used in) financing activities	$(168,612)	$11,143	$(167,365)	$(3,111)
Free cash flow	$19,970	$(4,414)	$33,873	$(68,815)
Net cash provided by operating activities (as a percentage of revenue)	21%	16%	17%	1%
Free cash flow margin	6%	(2)%	6%	(15)%
Paying customers(1)	174,129	151,803
Paying customers (> $100,000 Annualized Revenue)(1)	2,352	1,749
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$161,692	53%	$124,259	53%	$314,610	53%	$235,609	53%
Europe, Middle East, and Africa	84,346	27%	61,147	26%	162,677	27%	116,939	26%
Asia Pacific	40,399	13%	32,755	14%	79,617	13%	62,680	14%
Other	22,057	7%	16,356	7%	41,765	7%	31,456	7%
Total	$308,494	100%	$234,517	100%	$598,669	100%	$446,684	100%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Loss from operations	$(56,172)	$(64,541)	$(103,444)	$(104,565)
Add:
Stock-based compensation expense and related employer payroll taxes	71,589	57,455	133,339	99,254
Amortization of acquired intangible assets	4,888	4,887	9,775	5,394
Acquisition-related and other expenses	—	1,308	—	3,947
Non-GAAP income (loss) from operations	$20,305	$(891)	$39,670	$4,030
Operating margin	(18)%	(28)%	(17)%	(23)%
Non-GAAP operating margin (non-GAAP income (loss) from operations as a percentage of revenue)	7%	—%	7%	1%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$64,451	$38,251	$100,865	$2,784
Less: Purchases of property and equipment	(38,748)	(37,084)	(56,289)	(61,565)
Less: Capitalized internal-use software	(5,733)	(5,581)	(10,703)	(10,034)
Free cash flow	$19,970	$(4,414)	$33,873	$(68,815)
Net cash provided by (used in) investing activities	$108	$(56,048)	$15,675	$(166,853)
Net cash provided by (used in) financing activities	$(168,612)	$11,143	$(167,365)	$(3,111)
Net cash provided by operating activities (as a percentage of revenue)	21%	16%	17%	1%
Less: Purchases of property and equipment (as a percentage of revenue)	(13)%	(16)%	(9)%	(14)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	6%	(2)%	6%	(15)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 174,129 and 151,803 as of June 30, 2023 and June 30, 2022, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 2,352 and 1,749 as of June 30, 2023 and June 30, 2022, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended June 30, 2023 and June 30, 2022 were 115% and 126%, respectively.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of loss recognized from open market transactions to repurchase approximately $123.0 million in aggregate principal amount of the 2025 Notes for an aggregate of $172.7 million in cash (including accrued interest) (the 2025 Notes Repurchases). Refer to Note 7 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further detail.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$308,494	$234,517	$598,669	$446,684
Cost of revenue(1)	75,221	55,804	145,653	102,855
Gross profit	233,273	178,713	453,016	343,829
Operating expenses:
Sales and marketing(1)	146,688	117,622	283,689	217,679
Research and development(1)	89,610	75,114	171,149	142,168
General and administrative(1)	53,147	50,518	101,622	88,547
Total operating expenses	289,445	243,254	556,460	448,394
Loss from operations	(56,172)	(64,541)	(103,444)	(104,565)
Non-operating income (expense):
Interest income	16,536	1,641	30,023	2,702
Interest expense	(1,539)	(1,040)	(3,665)	(2,597)
Loss on extinguishment of debt	(50,300)	—	(50,300)	—
Other income (expense), net	(1,527)	233	(2,384)	(254)
Total non-operating income (expense), net	(36,830)	834	(26,326)	(149)
Loss before income taxes	(93,002)	(63,707)	(129,770)	(104,714)
Provision for (benefit from) income taxes	1,465	(170)	2,779	204
Net loss	$(94,467)	$(63,537)	$(132,549)	$(104,918)
_______________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Cost of revenue	$2,047	$1,888	$3,730	$2,966
Sales and marketing	20,014	12,216	34,834	21,135
Research and development	34,651	26,659	62,388	45,488
General and administrative	11,680	14,052	24,841	19,191
Total stock-based compensation expense	$68,392	$54,815	$125,793	$88,780

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	24	24	24	23
Gross margin	76	76	76	77
Operating expenses:
Sales and marketing	48	50	47	48
Research and development	29	32	29	32
General and administrative	17	22	17	20
Total operating expenses	94	104	93	100
Loss from operations	(18)	(28)	(17)	(23)
Non-operating income (expense):
Interest income	5	1	5	1
Interest expense	(1)	—	(1)	(1)
Loss on extinguishment of debt	(16)	—	(8)	—
Other income (expense), net	—	—	(1)	—
Total non-operating income (expense), net	(12)	1	(5)	—
Loss before income taxes	(30)	(27)	(22)	(23)
Provision for (benefit from) income taxes	1	—	—	—
Net loss	(31)%	(27)%	(22)%	(23)%
Comparison of Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Revenue	$308,494	$234,517	$73,977	32%	$598,669	$446,684	$151,985	34%
Revenue increased by $74.0 million, or 32%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 15% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 115% for the three months ended June 30, 2023.

Revenue increased by $152.0 million, or 34%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 15% as of June 30, 2023 compared to the prior period ended June 30, 2022, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 115% for the three months ended June 30, 2023.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$75,221	$55,804	$19,417	35%	$145,653	$102,855	$42,798	42%
Gross margin	76%	76%			76%	77%
Cost of revenue increased by $19.4 million, or 35%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in the cost of revenue was primarily due to an increase of $7.9 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $5.7 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $3.8 million of third-party technology services costs, registry fees, and payment processing fees, and an increase of $1.0 million in employee-related costs.
Gross margin did not significantly fluctuate during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Cost of revenue increased by $42.8 million, or 42%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in the cost of revenue was primarily due to an increase of $16.5 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $10.4 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $6.4 million of third-party technology services costs, registry fees, and payment processing fees, an increase of $5.0 million of amortization expense of acquired developed technology and capitalized internal-use software, and an increase of $3.1 million in employee-related costs.
Gross margin did not significantly fluctuate during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Sales and marketing	$146,688	$117,622	$29,066	25%	$283,689	$217,679	$66,010	30%
Sales and marketing expenses increased by $29.1 million, or 25%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by $21.5 million in increased employee-related costs due to an 18% increase in headcount in our sales and marketing organization, including an increase of $7.8 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $2.0 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $1.4 million in co-location and bandwidth expenses for free customers, and an increase of $1.1 million in travel-related expenses.

Sales and marketing expenses increased by $66.0 million, or 30%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by $47.4 million in increased employee-related costs due to an 18% increase in headcount in our sales and marketing organization, including an increase of $13.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $6.3 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $2.9 million in co-location and bandwidth expenses for free customers, an increase of $2.6 million in travel-related expenses, an increase of $2.4 million in allocated overhead costs, and an increase of $1.5 million in software subscription costs, cloud computing services, and payment processing fees.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Research and development	$89,610	$75,114	$14,496	19%	$171,149	$142,168	$28,981	20%
Research and development expenses increased by $14.5 million, or 19%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by $14.9 million in increased employee-related costs due to a 7% increase in headcount in our research and development organization, including an increase of $8.3 million in stock-based compensation expense.
Research and development expenses increased by $29.0 million, or 20%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by $29.7 million in increased employee-related costs due to a 7% increase in headcount in our research and development organization, including an increase of $17.7 million in stock-based compensation expense.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
General and administrative	$53,147	$50,518	$2,629	5%	$101,622	$88,547	$13,075	15%
General and administrative expenses did not significantly fluctuate for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
General and administrative expenses increased by $13.1 million, or 15%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by $12.4 million in increased employee-related costs due to a 4% increase in headcount in our general and administrative organization, including an increase of $7.3 million in stock-based compensation expense, and an increase of $1.2 million in software subscription costs, cloud computing services, and payment processing fees. This increase was partially offset by $3.8 million of decreased allocated overhead costs.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Interest income	$16,536	$1,641	$14,895	*	$30,023	$2,702	$27,321	*
______________
* Not meaningful
Interest income increased by $14.9 million and $27.3 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The increase was primarily driven by an increase in interest rates.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Interest expense	$(1,539)	$(1,040)	$(499)	48%	$(3,665)	$(2,597)	$(1,068)	41%
Interest expense did not significantly fluctuate during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022.
Loss on Extinguishment of Debt

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$(50,300)	$—	$(50,300)	*	$(50,300)	$—	$(50,300)	*
______________
* Not meaningful
Loss on extinguishment of debt increased by $50.3 million for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The increase was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Repurchases. Refer to Note 7 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Other income (expense), net	$(1,527)	$233	$(1,760)	*	$(2,384)	$(254)	$(2,130)	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Provision for (benefit from) income taxes	$1,465	$(170)	$1,635	*	$2,779	$204	$2,575	*
_______________
* Not meaningful

The net change in income taxes for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is $1.6 million. The income tax expense of $1.5 million for the three months ended June 30, 2023 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The income tax benefit of $0.2 million for the three months ended June 30, 2022 was primarily related to the partial release of the U.S. valuation allowance in connection with an acquisition, offset by withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions.
The net change in income taxes for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is $2.6 million. The income tax expense of $2.8 million for the six months ended June 30, 2023 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions. The income tax expense of $0.2 million for the six months ended June 30, 2022 was primarily related to withholding taxes in the U.S. and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs, of $562.5 million. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs of $1,274.0 million. Concurrently with the completion of the offering of the 2026 Notes, we also entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. In May 2023, the Company repurchased approximately $123.0 million in aggregate principal amount of the 2025 Notes for $172.7 million in cash (including accrued interest). In July 2023, the Company settled conversions of the remaining $35.4 million aggregated principal amount outstanding of the 2025 Notes in a combination of $35.4 million cash and approximately 0.5 million shares of our Class A common stock.
As of June 30, 2023, we had cash and cash equivalents of $159.3 million, including $20.7 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,425.3 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of June 30, 2023, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA+. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $972.4 million as of June 30, 2023. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of June 30, 2023, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of June 30, 2023, we had $5.1 million recognized as total restricted cash on our condensed consolidated balance sheets which mainly related to irrevocable standby letters of credit and bank guarantees required under lease agreements and indemnity holdback consideration associated with business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$100,865	$2,784
Net cash provided by (used in) investing activities	$15,675	$(166,853)
Net cash used in financing activities	$(167,365)	$(3,111)
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2023 was $100.9 million, which resulted from a net loss of $132.5 million, adjusted for non-cash charges of $281.5 million and net cash outflow of $48.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $125.8 million for stock-based compensation expense, $65.2 million for depreciation and amortization expense, $50.3 million for loss on extinguishment of debt, $29.0 million for amortization of deferred contract acquisition costs, $21.9 million for non-cash operating lease costs, $6.0 million for provision of bad debt, and $2.5 million for amortization of convertible note issuance costs, which were partially offset by $19.1 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $43.3 million increase in deferred contract acquisition costs due to the addition of new customers, a $35.4 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $43.3 million increase in deferred contract acquisition costs due to the addition of new customers, $18.1 million in payments related to operating lease liabilities, and a $14.0 million increase in prepaid expenses and other current assets related to operating activities, which were partially offset by a $56.5 million increase in deferred revenue, a $6.6 million increase in accounts payable related to operating activities and a $1.5 million increase in accrued expenses and other current liabilities related to operating activities.
Net cash provided by operating activities during the six months ended June 30, 2022 was $2.8 million, which resulted from a net loss of $104.9 million, adjusted for non-cash charges of $179.0 million and net cash outflow of $71.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $88.8 million for stock-based compensation expense, $45.4 million for depreciation and amortization expense, $20.2 million for amortization of deferred contract acquisition costs, $18.1 million for non-cash operating lease costs, $3.8 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $2.3 million for amortization of convertible note issuance costs and $2.0 million for provision of bad debt, which were partially offset by $1.8 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $30.6 million increase in deferred contract acquisition costs due to the addition of new customers, a $30.5 million decrease in accrued expenses and other current liabilities, a $26.9 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $20.5 million decrease in operating lease liabilities, a $5.1 million increase in prepaid expenses and other assets, and a $1.1 million increase in contract assets, which were partially offset by a $34.5 million increase in deferred revenue and a $8.2 million increase in accounts payable.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2023 of $15.7 million resulted primarily from the maturities of available-for-sale securities of $857.5 million and the sales of available-for-sale securities of $20.2 million, which were partially offset by the purchases of available-for-sale securities of $795.1 million, capital expenditures of $56.3 million, and capitalization of internal-use software development costs of $10.7 million.
Net cash used in investing activities during the six months ended June 30, 2022 of $166.9 million resulted primarily from the purchases of available-for-sale securities of $422.4 million, cash paid for acquisitions, net of cash acquired of $86.9 million, capital expenditures of $61.6 million, and capitalization of internal-use software development costs of $10.0 million, which was partially offset by the maturities of available-for-sale securities of $414.0 million.
Financing Activities
Net cash used in financing activities of $167.4 million during the six months ended June 30, 2023 was primarily due to $172.2 million of repayments of convertible senior notes, $9.2 million of payments of indemnity holdback, and $3.4 million of payments of tax withholding on RSU settlements, which were partially offset by $10.5 million of proceeds from the issuance of Class A common stock under the 2019 Employee Stock Purchase Plan (ESPP) and $7.1 million of proceeds from the exercise of vested stock options.
Net cash used in financing activities of $3.1 million during the six months ended June 30, 2022 was primarily due to $16.6 million of repayments of the 2025 Notes, and $1.3 million payment of tax withholding on RSU settlements, which were partially offset by $8.7 million proceeds from the issuance of Class A common stock under the ESPP, and $6.0 million of proceeds from the exercise of vested and unvested stock options.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the Russia-Ukraine conflict, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 3, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies for the six months ended June 30, 2023.
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
In May 2020, we issued $575.0 million in aggregate principal amount of the 2025 Notes. In August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. In May 2023, the Company repurchased approximately $123.0 million in aggregate principal amount of the 2025 Notes for $172.7 million in cash (including accrued interest of $0.5 million). In July 2023, the Company paid approximately $35.4 million in cash and delivered approximately 0.5 million shares of our Class A common stock to settle the conversion of approximately $35.4 million aggregate principal amount of the 2025 Notes. Subsequent to the conversion, none of the 2025 Notes remain outstanding. The 2025 Notes had a fixed annual interest rate; therefore, we did not have economic interest rate exposure on the 2025 Notes. We carried the 2025 Notes at face value less the unamortized issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the 2025 Notes increased as interest rates declined and decreased as interest rates rose. In addition, the fair market value of the 2025 Notes fluctuated when the market price of our Class A common stock fluctuated.
As of June 30, 2023, we had cash and cash equivalents of $159.3 million and available-for-sale securities of $1,425.3 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in a decrease of $6.4 million or an increase of $6.4 million in the market value of our investments in available-for-sale securities as of June 30, 2023.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the six months ended June 30, 2023 and 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $94.5 million and $63.5 million for the three months ended June 30, 2023 and 2022, respectively, and $132.5 million and $104.9 million for the six months ended June 30, 2023 and 2022, respectively, and as of June 30, 2023, we had an accumulated deficit of $972.4 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $308.5 million and $234.5 million for the three months ended June 30, 2023 and 2022, respectively, and $598.7 million and $446.7 million for the six months ended June 30, 2023 and 2022, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The United States, Europe, and the United Kingdom have experienced historically high levels of inflation over approximately the past two years. Although inflation levels have recently decreased in the United States and Eurozone, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and result in other similar or unexpected effects. For example, the decrease in values of government-issued securities resulting from higher interest rates played a significant role in the failures of Silicon Valley Bank and Signature Bank during the first quarter of 2023, the circumstances resulting in the UBS takeover of Credit Suisse during the second quarter of 2023, and generalized uncertainty confronting a number of other financial institutions.
Downturns in economic conditions - including inflation, rising interest rates, reductions in business confidence and activity, the curtailment of government or corporate spending, volatile financial markets, the actual or perceived failure or financial difficulties of additional financial institutions, ongoing supply chain disruptions, and reduced demand for products and services across a variety of industries - have in the past and may in the future affect our business and our current and prospective customers and their industries adversely. For example, during an economic downturn, our current and prospective customers may suffer from reduced operating budgets. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products or reduce or cut their budget to otherwise expand their subscriptions to our products. Moreover, our competitors may respond to market conditions by lowering prices and attempting to lure away our customers.
Further, the sales cycle for new customers of our technology and services could lengthen in the future as a result of challenging macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. For example, potentially as a result of these various macroeconomic impacts on our customers, since the first half of 2022, we periodically have experienced lengthening of the average sales cycles for certain types of customers and sales, slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers. We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the challenging macroeconomic conditions continue or worsen.
We continue to monitor economic conditions to assess possible implications to our business and to take appropriate actions in an effort to mitigate the adverse consequences of uncertainty or negative trends. However, there can be no assurances that initiatives we undertake will be sufficient or successful. If there is an economic downturn that affects our current and prospective customers, or if we are unable to address and mitigate the risks associated with any of the foregoing, our business, results of operations and financial condition could be adversely affected.

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
Any of the negative impacts of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions, and the related challenging macroeconomic conditions, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the Russia-Ukraine conflict, other areas of geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•our failure to obtain or maintain government or industry security certifications for our network and products, such as the Federal Risk and Authorization Management Program (FedRAMP) moderate authorization that we achieved in 2022;
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
•deteriorating general economic conditions, including inflation, rising interest rates, and the actual or perceived failure or financial difficulties of financial institutions; and
•impacts of the Russia-Ukraine conflict or other areas of geopolitical tension around the world, or any worsening of that conflict or geopolitical tensions.
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
Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our pay-as-you-go customers pay with a credit card on a monthly basis and can terminate their subscriptions at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into longer term agreements typically ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of our uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Should certain of our contracted customers, especially our large customers, terminate their agreements with us, our financial condition and results of operations may materially suffer. In addition, as we continue to increase our number of large customers, and the amount of revenue we receive from large customers, this risk may increase.

Due to our varied customer base and short average subscription periods, it is difficult to accurately predict our long-term customer retention rate. Our customer retention may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the security, performance, and reliability of our products and our global network, our development and general availability release of new products and features and adaptation to technological developments, our prices and subscription plans, our ability to provide adequate customer support or otherwise address customer concerns with our products, our customers’ budgetary restrictions (including reductions in spending as a result of uncertain economic conditions or overall industry uncertainty), mergers, acquisitions, joint ventures, and business partnerships and relationships involving our customers, failure or bankruptcy of our customers, the perception that competitive products provide better or less expensive options, negative public perception of us or our free and paying customers, concerns about new or amended laws, rules, or regulations that increase the risk of using cloud-based solutions or our network and products specifically, and deteriorating general economic conditions.
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
If we are unable to effectively attract, expand, and retain sales to large customers, or we fail to mitigate the additional risks associated with serving large customers, our business, results of operation, and financial condition may suffer.
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
•increased purchasing power and leverage in negotiating pricing terms and other contractual arrangements with us;
•requirements for more technically complex configurations, integrations, deployments, or features;
•greater customer support or assistance with migrating their systems from another vendor to our network and products;
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
Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a matter of minutes and our sales cycle for customers under our Enterprise plan lasted less than one quarter. Since the first half of 2022, however, we have experienced periodic lengthening of our average sales cycle for our new and existing large customers, and the lengthening of our sales cycle to our large customers could continue in the future to the extent that macroeconomic conditions further deteriorate. In addition, as our sales force continues to target an increasing number of large customers for new and expanded product sales, these larger enterprises often undertake a more significant evaluation and negotiation processes than we have experienced in the past, which could further lengthen our sales cycle materially.
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
Our current competitors include a number of different types of companies, including:

•on-premises network hardware vendors (such as Cisco Systems, F5 Networks, Check Point Software Technologies, Skyhigh Security, Imperva, Palo Alto Networks, Fortinet, Juniper Networks, Riverbed Technology, and Broadcom);
•point solution vendors, which provide cloud-based products and services to address a single use case or challenge, in various categories including cloud security vendors (such as Zscaler, Cisco Systems through Cisco Umbrella, Menlo Security, Netskope, and Palo Alto Networks through Prisma Access and Prisma SASE), content delivery network (CDN) vendors (such as Akamai Technologies, Fastly, and Edgio), domain name system (DNS) services vendors (such as Oracle through DYN, Vercara, and Cisco Systems through Cisco Umbrella), email security vendors (such as Mimecast and Proofpoint), and cloud SD-WAN vendors; and
•traditional public cloud vendors (such as Amazon through Amazon Web Services, Alphabet through Google Cloud Platform, Microsoft through Azure, and Alibaba through Alibaba Cloud).
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
In addition, some of our larger competitors have substantially broader and more diverse product and services offerings, which may allow them to leverage existing commercial relationships, incorporate functionality into existing products, sell products and services with which we compete at zero or negative margins, offer fee waivers and reductions or other economic and non-economic concessions, bundle products and solutions, maintain closed technology platforms, or render our products unable to interoperate with such platforms. If they were to engage in predatory competitive practices, it could harm our existing product offerings or prevent us from creating viable products in other segments of the markets in which we participate. If our competitors are able to exploit their advantages or are able to persuade our customers or potential customers that their products are superior to ours, we may not be able to compete effectively and our business, financial condition, and results of operations may be materially affected.
If we do not effectively attract, train, and retain our sales force to be able to sell our existing and new products and product features, we may be unable to add new contracted customers, or increase sales to our existing customers and our business would be adversely affected.
A majority of our revenue in the six months ended June 30, 2023 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our Cloudflare One suite of solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these incremental sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, if we fail to effectively train and integrate new hires, such as our President of Revenue and Chief Marketing Officer who we hired in the fourth quarter of 2022, it could negatively impact the existing sales and marketing personnel and their productivity, relationships with our customers, our ability to generate a pipeline of new customers, and our ability to increase revenue.
New sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, due to our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. For example, beginning in late 2022 and continuing through the end of the first quarter of 2023, we experienced a reduction in average productivity among our sales personnel, which we believe was due in part to new sales hires not becoming as productive as we expected and exacerbated by worsening macroeconomic conditions. While we continue to address productivity and focus on hiring, training, and retaining successful sales personnel, these efforts may take longer than anticipated, which may negatively impact our ability to achieve our targeted revenue growth.
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

We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,063 employees as of June 30, 2022 to 3,389 employees as of June 30, 2023. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
•effectively attracting, training, and integrating a large number of new employees, particularly members of our sales, marketing, engineering, and management teams;
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
•further improving our key business applications, processes, and IT infrastructure, including our network co-location facilities, to support our current and anticipated business needs;
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
Our quarterly results of operations, including our revenue, gross margin, operating margin, profitability, cash flow from operations, deferred revenue, and backlog, may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the trading price of our Class A common stock. Factors that may cause fluctuations in our quarterly results of operations include:
•our ability to attract new paying customers, especially large customers, and, to a lesser extent, convert free customers to paying customers;
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
To execute our growth plan, we must also attract and retain large numbers of highly qualified personnel in a number of job markets globally. In particular, it is critical for us to attract and retain sales and engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in Lisbon, London, Singapore, Austin, Texas, and other locations where we employ personnel, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications or level of experience. For example, we have experienced, and may continue to experience, difficulty recruiting, hiring, and retaining sales personnel with the appropriate level of experience and knowledge necessary to effectively sell our products to large customers. Additionally, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation or more attractive benefits. We may need to increase our existing compensation levels in response to competition, rising inflation, or labor shortages, which may increase our operating costs and reduce our margins. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price has in the past, and may in the future, affect our ability to attract and retain our key employees or require us to increase the number of shares that we include in employee equity awards, which has and may continue to affect our outstanding share count, cause dilution to existing shareholders, and increase our stock-based compensation expense. In addition, upon vesting of equity awards, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, we increased our operating expenses to $289.4 million from $243.3 million in the three months ended June 30, 2023 and 2022, respectively, and increased our operating expenses to $556.5 million from $448.4 million in the six months ended June 30, 2023 and 2022, respectively. In the three months ended June 30, 2023 and 2022, our net loss increased to $94.5 million from $63.5 million, respectively, and in the six months ended June 30, 2023 and 2022, our net loss increased to $132.5 million from $104.9 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
Independent industry and financial analysts often provide reviews of our products, as well as those of our competitors. Perception of our offerings in the marketplace may be significantly influenced by these expert reviews. In addition, the difficulty or inability of us to periodically provide certain types of financial information about our business and products requested by industry analysts could adversely impact these analysts’ reviews of our products. If reviews of our products are negative, or less positive than those of our competitors’, our brand may be adversely affected. The performance of our channel partners also may affect our brand and reputation, particularly if customers do not have a positive experience with our channel partners. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our markets become more competitive and we expand into new markets and products. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. If we do not successfully maintain and enhance our brand, we may have reduced pricing power relative to our competitors, we could lose customers, or we could fail to attract potential new customers or expand sales to our existing customers, all of which could materially and adversely affect our business, results of operations, and financial condition.
We have limited experience with some of our pricing models, particularly for our newer products and solutions, and we may not accurately predict the long-term rate of paying customer adoption or renewal, or the impact these will have on our revenue or results of operations.
We generate revenue primarily from subscriptions to our products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for some of our newer subscription plans and products. As the markets for our products mature, as we enter into newer product markets for our business, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
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
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as value-added channel partners, referral partners, systems integrators, global platform providers, telecommunications companies, and managed security service providers. Developing, expanding, and retaining these strategic relationships has played, and will continue to play, an increasingly greater role in our sales efforts, especially with our large customers. However, identifying these types of strategic partners, negotiating and documenting our business and contractual relationships with them, maintaining application programming interfaces (APIs) that some of our strategic partners use to interact with our business, and monitoring the actions of our partners and their relationships with our end customers, each require significant time and resources. While in some cases our contractual arrangements with our strategic partners have terms of one year or longer, in many cases these arrangements are short-term in nature and can be terminated on 90 days advance notice. Our competitors also may be effective in providing incentives to third parties to favor their products or services over subscriptions to our products. In addition, acquisitions of such partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers or may seek to terminate their relationships with us. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our network and products. If we are unsuccessful in establishing, expanding, or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations, and financial condition may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products by, or increased revenue from, our paying customers and large customers.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support. Failure to maintain high-quality customer support could have an adverse effect on our business, results of operation, and financial condition.
We believe that the successful adoption and usage of our network and products requires a high level of support and engagement for many of our customers, particularly our large customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our network and products, migrating from their existing vendors, resolving performance issues, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber attacks and performance and reliability problems that may arise from time to time. The IT architecture of our contracted customers, particularly the larger organizations, is very complex and may require high levels of focused technical support to effectively migrate from each customer's existing vendors and to utilize our network and products. Because our network and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our network and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with large customers in highly regulated industries, as well as our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition.
We also rely on channel partners in order to provide migration assistance and frontline support to some of our customers, including in regions where we do not have a significant physical presence or the customers primarily speak languages other than English. If our channel partners do not provide assistance and support to the satisfaction of our customers, we may lose these customers, such customers may reduce their usage of our products, or we may be required to hire additional personnel and to invest in additional resources in order to provide an adequate level of assistance and support, generally at a higher cost than that associated with our channel partners. There can be no assurance that we will be able to hire sufficient support personnel as and when needed, particularly if our sales exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our network and products could be adversely affected. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations, and financial condition, particularly with respect to our large customers.
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
•government demand, payment for, and continued usage of, our products may be impacted by public sector budgetary cycles, funding authorizations, or government shutdowns;
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

In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal, state, and local governmental organizations, as well as foreign governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including expanded compliance obligations under the Federal Acquisition Regulations (FARs). Failure to comply with these laws, regulations, and requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have an adverse effect on our business, results of operations, and financial condition. For example, the U.S. Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenue, results of operations, and financial condition. Any inability to address these risks and challenges could reduce the commercial benefit to us or otherwise preclude us from selling subscriptions to our products to government organizations.
We rely on third-party software for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software to provide many essential financial and operational services to support our business, including NetSuite, Salesforce, Atlassian, Stripe, and Workday among others. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the Internet, would materially and adversely affect our ability to manage our operations.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflict between Russia and Ukraine and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 3, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Our ability to attract new customers and retain, and increase, revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these forces on a timely basis and continue to introduce enhancements to our network and existing products and develop new products that have the features, and that function with the security, performance, and reliability capabilities, demanded by our customers, especially our large customers. If new technologies or advancements in technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently, more securely or reliably, or are higher performing, these technologies or advancements could render our network and existing products less attractive to our current and prospective future customers, or obsolete. For example, artificial intelligence and machine learning may change the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The development of novel attacks or exploits by criminal or malicious elements or hostile state actors also could render our network and existing products less effective or obsolete. If we are unable to develop new products and enhance our existing products so that they have the features and capabilities required by existing and potential new customers, especially large customers, our business, results of operations, and financial condition will be materially and adversely affected.
The success of our business also depends on our continued investment in our research and development organization to increase the integrity, reliability, availability, and scalability of our products. We may experience difficulties with development, design, or marketing of such enhancements to our network and products that could delay or prevent their development, introduction, or implementation. For example, in the past we have announced the development of new products and features or the release of new products or features for beta testing and the timing for the general release of the product or feature has been substantially later than we initially expected. We also have in the past experienced delays in the planned expansion of our network and in our internally planned or publicly announced release dates of new products and new features and capabilities, and there can be no assurance that planned expansions of our network will occur on schedule and that new products, features, or capabilities will be released according to schedule or, when released, will function fully as expected. Any such delays could result in adverse publicity or brand reputation, loss of revenue or market acceptance, or claims by customers brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition.
Problems with our internal systems, networks, or data, including actual or perceived breaches or failures, could cause our network or products to be perceived as insecure, underperforming, or unreliable, our customers to lose trust in our network and products, our reputation to be damaged, and our financial results to be negatively impacted.
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products may be disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. We also face the possibility of security threats from other sources, such as employee or contractor errors (such as errors in utilizing artificial intelligence or machine learning in our products or in the operation of our business) or malfeasance. For example, hostile third parties, including nation-states, may seek to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products. In addition, as our business grows and we employ more employees and engage more contractors in more countries around the world, our ability to supervise the actions of our employees and contractors will decrease and the risk of an employee or contractor error or act of malfeasance will increase. These security threats from third parties are also likely to increase as the numbers, sizes, and types of customers using our network and products increases, particularly those customers that are involved in particularly sensitive industries or activities, such as banking and finance companies and governmental entities or in relation to elections in the U.S. or elsewhere.
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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 300 cities and over 100 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work that began with the COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
There can be no assurance that any security measures that we or our third-party service providers have implemented or that are included in the equipment and related third-party software that we use to operate our global network will be effective against current or future security threats. We also cannot guarantee that our systems and networks or those of our third-party service providers or the equipment and related third-party software that we use to operate our global network have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. Unauthorized access to, other security breaches of, or security incidents affecting, systems, networks, equipment, and data used in our business, including those of our vendors, contractors, or those with which we have strategic relationships, even if not resulting in an actual or perceived introduction of ransomware, malware, or other malicious code or other actual or perceived breach of our customers’ networks, systems, or data, could result in the loss, compromise, corruption or other unavailability of data, disruptions to our and our customers' products, systems, networks, and operations, loss of business, reputational damage adversely affecting customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities.
Additionally, even in the absence of malicious actions, our network and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended and the likelihood of these problems may increase as we continue to expand the number and complexity of our products and related features, through artificial intelligence or otherwise, that we offer to our customers through our global network. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our network and products. In addition, deployment of our network and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. In addition, any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our network and products are insecure, underperforming, or unreliable. For example, we have experienced a limited number of network outages over the past five years due to a variety of causes.
While the June 2019 route leak and the network outages did not have a material impact on our results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future.
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
As of June 30, 2023, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 300 cities and over 100 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties - including ISP-partner facilities - we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
As we have expanded our global network, for efficiency reasons we have increased the amount of automation that is used to update and maintain our network. While we believe this increased automation generally makes our network more reliable and robust, if portions of this automation were to fail then the impact could apply to all or substantially all of our co-location facilities, instead of the more localized impact if we were not using automation. In addition, the components of our global network are interrelated, such that disruptions or outages affecting one or more of our network co-location facilities may increase the strain on other components of our network. Concurrent disruptions or outages at one or more of our network co-location facilities may lead to a cascading effect in which heightened strain on our network causes further disruptions or outages, particularly within the regions where the disruptions and outages occur. In addition, the failure of any of our core co-location facilities for any significant period of time, particularly our U.S. core co-location facility, could place a significant strain upon the ongoing operation of our business, as we have only limited redundant functionality for these facilities. Such a failure of a core co-location facility could degrade and slow down our network, reduce the functionality of our products for our customers, impact our ability to bill our customers, and otherwise materially and adversely impact our business, reputation, and results of operations.
If our customers’ or partners’ access to our network and products is interrupted or delayed for any reason, our business could suffer.
Any interruption or delay in our customers’ or partners’ access to our network and products will negatively impact our customers. Our customers depend on the continuous availability of our network for the delivery and use of our products, and our products are designed to operate without interruption, including up to 100% uptime guarantee for our Business and Enterprise plans. If all or a portion of our network were to fail, our customers and partners could lose access to their internal network and/or the Internet as a whole until such disruption is resolved or they deploy disaster recovery options that allow them to bypass our network. The adverse effects of any network interruptions on our reputation and financial condition may be heightened due to the nature of our business and our customers’ expectation of continuous and uninterrupted Internet access and low tolerance for interruptions of any duration. In addition, because some of our customers’ most critical applications are protected by our products and network and these customers may not be using other providers for similar services, the adverse effect of network disruptions to these customers could be particularly severe. The impact of an interruption in access to our network and products could also impact the ability to run our own business because we use a number of our products in the operation of our business.
While we do not consider them to have been material, we have experienced a limited number of network outages over the past five years, and we may in the future experience network disruptions and other performance problems, in each case due to a variety of factors. The following factors, many of which are beyond our control, can affect the delivery, performance, and availability of our network and products:
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
•the occurrence of earthquakes, floods, weather events, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism (including the ongoing conflict between Russia and Ukraine or potential consequence of geopolitical tensions in other areas of the world), human error or interference (including by disgruntled employees, former employees, or contractors), and other catastrophic events;
•cyber attacks targeted at us, facilities where our network infrastructure is located, our global telecommunications service provider partners, or the infrastructure of the Internet;

•errors, defects, or performance problems in the deployment, maintenance, and expansion of our network and products, including the software we use to operate our network and products and provide our related products to our customers;
•our customers’ or partners’ improper deployment or configuration of our customers' access to our network and products;
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
Our employees and contractors use our internal network to support the operation of our global network and products for our customers. In addition, in order to provide real-time support to our customers, we have created internal network services tools that are used by our employees and contractors to diagnose and correct customer security, performance, and reliability issues. If any of our employees or contractors were to intentionally abuse our internal network, including these tools, by interfering with or altering our customers’ Internet properties or systems, our customers could be significantly harmed. Similarly, our customers could be harmed if government personnel in any countries in which our employees operate were to pressure our employees, including through the threat of potential prosecution or imprisonment, to use our internal network, including these tools, to access customer data or interfere with or alter our customers' Internet properties or systems. Our employees’ inadvertent misuse of our internal network, including these tools, could similarly harm our customers. For example, third parties have in the past attempted to induce our employees to use their administrative access to reveal, remove, or disable our customers’ information and content, including by submitting fraudulent law enforcement requests, copyright takedown requests, or other content-based complaints. Any such improper disclosure or removal could significantly and adversely impact our business and reputation. While our internal network and tools have been developed only for authorized use by our employees and contractors, any unauthorized use of, or access to, our internal network by, or release of network service tools to, third parties would represent a significant vulnerability in our products. Accordingly, any abuse or misuse of our internal network and services tools could significantly harm our business and reputation. If it became necessary to further restrict the availability or use of our internal network and services tools by our employees and customers in response to any abuse or misuse, our ability to deliver high-quality and timely customer support could be harmed.
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
Because we provide some of our products through a reverse-proxy, which is a network arrangement in which Internet user requests initially are directed to our network’s servers rather than those of our customers, the source of some traffic may be difficult to ascertain. When they cannot identify the source of the traffic, some governments, third-party products, websites, or services may block our traffic or blacklist our IP addresses. If our customers experience significant instances of traffic blockages, they will experience reduced functionality or other inefficiencies, which would reduce customer satisfaction with our network and products and likelihood of renewal of their use of our products.
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
Our customers must rely on complex network and security infrastructures, which include products and services from multiple vendors in addition to us, to secure their networks. If any of our customers becomes infected with malware, or experiences a security breach or incident, they could be disappointed with our products, regardless of whether our security products are intended to block the attack or would have blocked the attack if the customer had properly configured our products or their network, or taken other steps within their control. For example, in April 2017, we published details of a web cache deception attack method that exploits the misconfiguration of websites to circumvent reverse-proxy systems such as ours. While the vulnerability associated with this attack method relates to misconfiguration of websites outside of our control, a customer experiencing a security event related to this vulnerability may nevertheless blame us or become dissatisfied with our products as a result. Additionally, if any enterprises that are publicly known to use our network and products are the subject of a cyber attack that becomes publicized, this could harm our reputation and our current or potential customers may look to our competitors for alternatives to our network and products. Customers subject to cyber attack also may seek to hold us legally liable for any loss or lack of access to sensitive data or highly valued assets that results from such an attack. Although our customer agreements provide significant limitations on our potential liability to our customers for such claims and we do not believe current legal theories would hold a service provider like us liable for such customers’ losses, potential adverse future changes in laws applicable to such claims could result in significant liabilities for us.
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
In the past we have been, and in the future we expect to be, transparent about our network, systems, products, and technology with our customers and the public in general. We believe that being rigorously and promptly transparent is an essential part of maintaining trust with our customers. At times, this transparency may result in us publicly disclosing information, including negative events, about our network, systems, products, and technology in circumstances where we may not be required to do so by applicable law. If and when we choose to make these types of non-legally required public disclosures, we may suffer reputational damage, loss of existing and potential new customers, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities that could materially and adversely impact our business, reputation, and results of operations.
We provide service level commitments under our Enterprise subscription plan customer contracts and our Business subscription plan terms of service. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or allow customers to terminate their subscriptions and our business could suffer.
Our Enterprise subscription plan agreements and our Business subscription plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise subscription plan and our Business subscription plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our network and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our network and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, a route leak and a limited number of network outages during the past five years triggered certain of these types of obligations. Although the impact of the route leak and these outages did not have a material impact on our results of operations or financial condition, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
If our products do not obtain and maintain market acceptance, our ability to grow our business and our results of operations may be adversely affected.
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, and FedRAMP moderate authorization, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to PSPC, ISMAP, IRAP, DoD IL4, or CMMC compliance in Canada, Japan, Australia, and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
Through our network, we provide a wide variety of products that enable our customers and our customers’ users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers and our customers’ users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently and, in the future, may be subject to lawsuits and/or liability arising from the conduct of our customers and our customers’ users. Additionally, the conduct of our customers and our customers’ users may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites and other Internet properties. A number of these lawsuits involve copyright infringement claims, and courts in Italy and Germany have at times directed us to take action by removing access to content of certain websites and other Internet properties on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including the Digital Millennium Copyright Act (DMCA), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; and section 230, enacted in the Communications Decency Act (CDA), which addresses blocking and screening of content on the Internet. Although these and other similar legal provisions provide limited protections from liability for service providers like us, those protections may not be interpreted in a way that applies to us, may be amended or removed in the future, or may not provide us with complete protection from liability claims. If we are found not to be protected by the safe harbor provisions of the DMCA, CDA or other similar laws, or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and copyright law. The EU has agreed on a new Digital Services Act and Digital Markets Act to update the rules governing digital services like ours, including replacing the eCommerce Directive, which is the EU’s current framework for online services, and imposing additional legal requirements on certain service providers. In addition, in 2019, the EU approved a Copyright Directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials) and in the United Kingdom (online harms), Australia (online harms), and India (Digital India Act), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
As a company, we strive to protect our customers’ privacy consistent with applicable law. Consequently, we generally do not provide personal information about our customers or their users without legal process. In accordance with our contractual commitments to our customers, we may need to challenge legal process requesting disclosure of personal information where such requests are inconsistent with applicable data protection laws. In addition, from time to time, government entities may seek or demand our assistance with obtaining information about our customers or their users or could request that we modify our network and products in a manner to permit access or monitoring. In light of our privacy commitments, we may legally challenge certain law enforcement requests, such as requests to provide a feed of content transiting our network, to obtain encryption keys, or to modify or weaken encryption. We also may face complaints from individuals who assert we have provided their information improperly to law enforcement or in response to third-party abuse complaints, despite policies we have in place to protect that information. To the extent that we do not provide assistance to or comply with requests from government entities or challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences. We may also face such adverse political, business, and reputational consequences to the extent that we provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. For example, we periodically receive requests for information purportedly originating from law enforcement agencies or pursuant to legal process, but which are fraudulent or improper attempts to cause us to reveal customer information. Any such disclosure could significantly and adversely impact our business and reputation.
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
Our business is subject to regulation by various federal, state, local, and non-U.S. governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy, data protection, and information security laws and regulations, intellectual property laws, telecommunications laws and regulations, employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, governmental trade sanctions laws, import and export controls, anti-corruption and anti-bribery laws, federal securities laws, and tax laws and regulations. In addition, emerging tools and technologies we may utilize in providing our products and solutions, like artificial intelligence and machine learning, may also become subject to regulation under new laws or new applications of existing laws. In certain jurisdictions, some or all of these regulatory requirements may be more stringent than in the United States.
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
Our actual or perceived failure to comply with privacy, data protection, information security, and other applicable laws, regulations, and obligations could harm our business.
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The number of data protection laws globally is rising as well as more countries have in place or are exploring new or updated comprehensive data protection regimes. Some countries are also considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. For example, China, Korea, and Japan maintain comprehensive privacy and data protection regimes that, among other matters, regulate cross-border data transfers. In addition, the interpretation of existing privacy, data protection, and information security laws and regulations by governmental entities and the courts may change significantly over time in a manner that can have a significantly adverse impact on both our business and our customers’ businesses. For example, in July 2020, the Court of Justice of the European Union (CJEU) in the "Schrems II" case invalidated the U.S.-EU Privacy Shield that was widely used by us and other companies to allow for the lawful transfer of personal data of European Economic Area (EEA) residents to the United States for processing under the GDPR and placed additional requirements on the use of the EU Standard Contractual Clauses (EU SCCs) as a mechanism for transferring EEA personal data to the United States. We incurred substantial costs and needed to engage in additional contract negotiations with some of our customers and vendors in connection with updated EU SCCs and the United Kingdom addendum to the EU SCCs or other appropriate contractual provisions that we sought to put in place with our customers and vendors.
The CJEU’s Schrems II decision created regulatory uncertainty that has been compounded by varying interpretations of the decision by independent data protection regulators throughout Europe, including in the EEA and Switzerland. For example, in December 2022, the Portuguese data protection authority, Comissão Nacional de Protecção de Dados (CNPD), issued a decision fining the Portuguese National Statistics Institute, I.P. (INE) €4.3 million for violations of the GDPR, finding in part that INE’s implementation of Cloudflare’s services was in violation of the GDPR. In May 2023, Ireland’s Data Protection Commission (Irish DPC) issued an enforcement decision against Meta Platforms Ireland with a record fine of €1.2 billion euros and ordered Meta to stop transferring EU personal data to the United States within 6 months of the decision because the Irish DPC found that Meta’s reliance on the EU Standard Contractual Clauses plus additional supplementary measures was not sufficient to address the requirements arising from the CJEU’s Schrems II decision. Other EU data protection authorities have also issued decisions directing EU private- and public-sector entities to stop using specific U.S. cloud service providers where they found that use of those providers resulted in the transfer of EEA personal data to the United States in a manner that did not meet the standard set in the Schrems II case. Last year, the European Data Protection Board (EDPB) issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector in which they expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data stored in Europe pursuant to the U.S. CLOUD Act, the framework that allows the United States to enter into executive agreements with foreign governments to govern data access. In July 2023, the European Commission adopted an adequacy decision for the new EU-U.S. Data Privacy Framework, which is designed to address the concerns raised in the Schrems II case. The European Commission’s adequacy decision regarding this framework provides that the framework will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. While this new framework may serve as a means for cloud service providers like our company to freely transfer EU personal data to the United States, many aspects of this new framework remain uncertain, it is unclear we will find it appropriate for our use or seek to use it, and it also may be subject to legal challenge. We may continue to see more findings from privacy regulators around the world against cloud service providers relating to cross-border personal data transfers, and may find it necessary or appropriate to modify our policies and practices to address any such findings or other legislative developments relating to cross-border personal data transfers. Implementing any new guidance from applicable regulatory authorities and otherwise responding to or addressing developments relating to cross-border personal data transfers may result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual negotiations, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
Meanwhile, in connection with the exit of the United Kingdom from the EU, the United Kingdom enacted legislation that is substantially consistent with the GDPR and the European Commission formally adopted an adequacy decision under GDPR to provide for the free flow of personal data between the EU and the United Kingdom, but it remains to be seen how data transfers to and from the United Kingdom will be regulated and enforced in the longer term. To the extent future United Kingdom data protection requirements diverge significantly from the GDPR, they may result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
We also expect that there will continue to be new, and amendments to existing, laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in the United States and various individual U.S. states. In the United States, various federal laws and regulations already apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, and the Gramm-Leach-Bliley Act. In addition, there are also a number of recently enacted or proposed U.S. federal and state privacy and data protection bills in Congress and state legislatures across the country. For example, the California Consumer Privacy Act, which became effective in amended form on January 1, 2023, requires covered companies to provide new disclosures to California consumers, to afford such consumers new abilities to access and delete their personal information, and to opt-out of certain sales of personal information. In addition, new privacy laws are going into effect in Virginia, Colorado, Connecticut, and Utah in 2023, several other U.S. states have passed new privacy legislation in 2023 that will become effective in the future, and, numerous other U.S. states in which we operate and the U.S. federal government are also considering new privacy legislation.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, the UK Bribery Act 2010, and other anti-corruption, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the public sector. We leverage third parties, including channel partners, to sell subscriptions to our products, host many of our co-location facilities for our network, and conduct our business in the U.S. and abroad. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. Further, some of our international sales activity occurs, and some of our network infrastructure is located, in parts of the world that are recognized as having a greater potential for business practices that violate anti-corruption, anti-bribery, or similar laws.
We cannot assure you that all of our employees and agents, including our channel partners, have complied with, or in the future will comply with, our policies and applicable law. As we continue to increase our international sales and business and expand our network globally, our risks under these laws may increase. The investigation of possible violations of these laws, including internal investigations and compliance reviews that we may conduct from time to time, could have a material adverse effect on our business. Actual or perceived noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts and other contracts, other enforcement actions, the appointment of a monitor, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Other internal and government investigations, regulatory proceedings, or litigation, including private litigation filed by our stockholders, may also follow as a consequence. Any investigations, actions, or sanctions could materially harm our reputation, business, results of operations, and financial condition. Further, the promulgation of new anti-corruption and anti-bribery laws, rules or regulations or new interpretations of current anti-corruption and anti-bribery laws, rules or regulations could impact the way we do business in other countries, including requiring us to change certain aspects of our business to ensure compliance, which could reduce revenue, increase costs, or subject us to additional liabilities.
We may face fines, penalties, or other costs, either directly or vicariously, if any of our partners, resellers, contractors, vendors or other third parties fail to adhere to their compliance obligations under our policies and applicable law.
We use a number of partners, resellers, contractors, vendors and other third parties to perform services or act on our behalf in areas like sales, network infrastructure, administration, research, and marketing. It may be the case that one or more of those third parties fail to adhere to our policies or violate applicable federal, state, local, and international laws, including but not limited to, those related to corruption, bribery, economic sanctions, and export/import controls. Despite the significant challenges in asserting and maintaining control and compliance by these third parties, we may be held fully liable for third parties’ actions as fully as if they were a direct employee of ours. Such liabilities may create harm to our reputation, inhibit our plans for expansion, or lead to extensive liability either to private parties or government regulators, which could adversely impact our business, results of operations, and financial condition.
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
Our provision for income taxes could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. For example, the United States enacted the Inflation Reduction Act in August 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on adjusted financial statement income, effective in taxable years beginning after December 31, 2022, and a 1% excise tax on share repurchases, effective for repurchases made after December 31, 2022, which could include transactions with respect to capped call transactions such as those we entered into in 2020 and 2021. Additionally, the Organization for Economic Cooperation and Development has published proposals related to a number of issues, including a long-term, multilateral proposal on the taxation of the digital economy, and a global minimum tax. A number of other jurisdictions are also considering enacting, or have enacted, similar digital tax regimes aimed at capturing tax revenue on digital services more immediately. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
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
We have historically qualified for an exemption from registration under the 1940 Act for “research and development companies” as defined in Rule 3a-8 promulgated under the 1940 Act. To provide clarity on our investment company status in the longer term, we applied for and, in April 2023, received an order from the SEC stating that we are primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities, and therefore not an investment company, subject to compliance with certain conditions. Notwithstanding the exemptive order, we believe that we have never been an investment company because, among other reasons, we are primarily engaged in the business of a global cloud services provider.
We intend to operate our business as described in the exemptive order; however, it is possible that our business will change in the future. If the SEC were to find that the circumstances that gave rise to the issuance of the exemptive order no longer exist, the SEC may revoke the exemptive order. If the exemptive order were revoked or we are unable otherwise to rely on the exemptive order or another applicable exemption, we may be required to institute burdensome requirements to comply with the 1940 Act, which may restrict our activities in a way that could adversely affect our business, results of operations, and financial condition.

Risks Related to International Operations
Our international operations expose us to significant risks, and failure to manage those risks could materially and adversely impact our business and results of operations.
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 47% of our revenue from our international customers for the three and six months ended June 30, 2023 and 2022. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 300 cities and over 100 countries worldwide as of June 30, 2023. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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
•requirements to open local offices or otherwise maintain a local presence in some countries;
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
We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. In addition, a number of companies in our industry hold a large number of patents and also protect their copyright, trade secret, trademark, and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to intellectual property, our business practices, and our products. For example, we are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on claims of alleged patent infringement and claims of alleged copyright infringement through content on our customers’ websites. We may also be subject to governmental and other regulatory investigations from time to time.

The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, also may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with certain of our customers or other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of our network and products or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. We have in the past been sued on the basis of alleged violation of intellectual property rights in the form of patents and trade secrets. Although we were successful in defending the claims to date, as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or our customers, we may incur significant legal expenses and have to pay damages, pay license fees and/or stop using technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, results of operations, and financial condition. We may also have to seek a license for the disputed technology, but, such a license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our network or products, which could negatively affect our business.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of June 30, 2023, we had more than 260 issued patents and 80 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, contractors, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Further, errors made by our employees or contractors in utilizing artificial intelligence or machine learning in our products or in the operation of our business could result in proprietary or other confidential information being exposed externally. In addition, others may independently discover our trade secrets or develop similar technologies and processes, in which case we would not be able to assert trade secret rights against them. Laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. We may not be effective in policing unauthorized use of our intellectual property rights, and even if we do detect violations, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and any such litigation could be unsuccessful, lead to the invalidation of our proprietary rights, or lead to counterclaims by other parties against us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our network and products, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our network and products and their features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.
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
•issuance of shares of our Class A common stock and Class B common stock, whether in connection with an acquisition, upon conversion of some or all of our outstanding Notes, or in connection with employee equity awards;
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
•failures or alleged failures to comply with laws or regulations applicable to our business;
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 79.6% of the voting power of our capital stock, with our co-founders together holding approximately 54.8% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Risks Related to our Outstanding Convertible Senior Notes
Repaying and servicing our existing and future debt, including our convertible senior notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
In May 2020, we issued $575.0 million in aggregate principal amount of the 2025 Notes and in August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. As of June 30, 2023, the remaining aggregate principal amounts were $35.4 million and $1,293.8 million of the 2025 Notes and 2026 Notes, respectively. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
If the conditional conversion feature of either series of Notes is triggered, holders of the applicable series are entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. In May 2023, the Company issued a notice to holders of the 2025 Notes to redeem in full the remaining aggregate principal amount of its 2025 Notes outstanding. In connection with the Company’s delivery of such notice, holders of the 2025 Notes had the right to convert their 2025 Notes at any time before the close of business on July 14, 2023, and each of the holders exercised this right on or before the deadline.
Transactions relating to the Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of such Notes. The Notes may become convertible at the option of their holders under certain circumstances set forth in the applicable Indenture. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, from time to time, we may enter into certain exchange transactions with respect to the Notes which may also cause dilution to our existing stockholders. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A Common Stock for $400.0 million in aggregate principal amount of the 2025 Notes.
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
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past macroeconomic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the failures of Silicon Valley Bank and Signature Bank, and the UBS takeover of Credit Suisse. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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
The occurrence of any catastrophic event, including an earthquake, volcanic event, fire, flood, tsunami, the effects of climate change, or other weather event, power loss, telecommunications failure, software or hardware malfunction, epidemic or pandemic disease (such as the COVID-19 pandemic), cyber attack, military conflict or war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the U.S. Pacific Northwest, both regions known for seismic and/or volcanic activity, and we also have a second core co-location facility in Luxembourg. Our insurance coverage may not compensate us in full or at all for losses that may occur in the event of any of these potential future catastrophic events. In addition, any of these catastrophic events could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
None.
Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: August 3, 2023	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)