Form 10-Q
period 2023-09-30
Cloudflare, Inc.
filed 2023-11-02
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 19, 2023, 295,899,712 shares of the registrant's Class A common stock were outstanding and 39,872,115 shares of the registrant's Class B common stock were outstanding.

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
•the impact of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or the worsening of those conflicts or geopolitical tensions, and the related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•The Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or the worsening of those conflicts or tensions, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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
•Repaying and servicing our existing and future debt, including our 2026 Notes (as defined below), may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$94,143	$204,178
Available-for-sale securities	1,480,162	1,445,759
Accounts receivable, net	199,468	148,544
Contract assets	11,689	8,292
Restricted cash short-term	1,612	10,555
Prepaid expenses and other current assets	70,929	70,556
Total current assets	1,858,003	1,887,884
Property and equipment, net	309,815	286,600
Goodwill	148,047	148,047
Acquired intangible assets, net	17,821	32,483
Operating lease right-of-use assets	126,407	132,360
Deferred contract acquisition costs, noncurrent	115,154	93,145
Restricted cash	1,885	471
Other noncurrent assets	12,778	6,918
Total assets	$2,589,910	$2,587,908
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,590	$35,607
Accrued expenses and other current liabilities	55,685	66,425
Accrued compensation	52,190	42,014
Operating lease liabilities	35,076	33,275
Liability for early exercise of unvested stock options	134	1,902
Deferred revenue	294,100	218,647
Total current liabilities	477,775	397,870
Convertible senior notes, net	1,282,372	1,436,192
Operating lease liabilities, noncurrent	101,673	107,624
Deferred revenue, noncurrent	17,354	11,732
Other noncurrent liabilities	11,479	10,526
Total liabilities	1,890,653	1,963,944

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of September 30, 2023 and December 31, 2022; 295,639 and 286,561 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	295	286
Class B common stock; $0.001 par value; 315,000 shares authorized as of September 30, 2023 and December 31, 2022; 40,027 and 43,525 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	40	42
Additional paid-in capital	1,699,045	1,475,423
Accumulated deficit	(995,975)	(839,891)
Accumulated other comprehensive loss	(4,148)	(11,896)
Total stockholders’ equity	699,257	623,964
Total liabilities and stockholders’ equity	$2,589,910	$2,587,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$335,603	$253,857	$934,272	$700,541
Cost of revenue	78,069	61,967	223,722	164,822
Gross profit	257,534	191,890	710,550	535,719
Operating expenses:
Sales and marketing	150,214	116,033	433,903	333,712
Research and development	90,593	76,432	261,742	218,600
General and administrative	55,939	45,372	157,561	133,919
Total operating expenses	296,746	237,837	853,206	686,231
Loss from operations	(39,212)	(45,947)	(142,656)	(150,512)
Non-operating income (expense):
Interest income	17,954	3,852	47,977	6,554
Interest expense	(1,138)	(1,512)	(4,803)	(4,109)
Loss on extinguishment of debt	—	—	(50,300)	—
Other income (expense), net	115	2,433	(2,269)	2,179
Total non-operating income (expense), net	16,931	4,773	(9,395)	4,624
Loss before income taxes	(22,281)	(41,174)	(152,051)	(145,888)
Provision for income taxes	1,254	1,372	4,033	1,576
Net loss	$(23,535)	$(42,546)	$(156,084)	$(147,464)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.13)	$(0.47)	$(0.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	334,666	326,590	332,600	325,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(23,535)	$(42,546)	$(156,084)	$(147,464)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	2,161	(1,220)	7,748	(14,653)
Other comprehensive income (loss)	2,161	(1,220)	7,748	(14,653)
Comprehensive loss	$(21,374)	$(43,766)	$(148,336)	$(162,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	291,832	$291	41,807	$41	$1,620,251	$(972,440)	$(6,309)	$641,834
Issuance of common stock upon exercise of stock options	87	1	677	1	4,323	—	—	4,325
Vesting of shares issued upon early exercise of stock options	—	—	—	—	559	—	—	559
Issuance of common stock related to settlement of restricted stock units (RSUs)	763	—	76	1	(1)	—	—	—
Tax withholding on RSU settlement	(32)	—	(5)	—	(2,260)	—	—	(2,260)
Conversion of Class B to Class A common stock	2,528	3	(2,528)	(3)	—	—	—	—
Settlement of common stock in connection with redemption of convertible senior notes	461	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	76,127	—	—	76,127
Net loss	—	—	—	—	—	(23,535)	—	(23,535)
Other comprehensive loss	—	—	—	—	—	—	2,161	2,161
Balance as of September 30, 2023	295,639	$295	40,027	$40	$1,699,045	$(995,975)	$(4,148)	$699,257

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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	286,561	$286	43,525	$42	$1,475,423	$(839,891)	$(11,896)	$623,964
Issuance of common stock upon exercise of stock options	327	1	1,957	2	11,381	—	—	11,384
Repurchases of unvested common stock	(17)	—	—	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,729	—	—	1,730
Issuance of common stock related to settlement of RSUs	2,296	2	398	1	(3)	—	—	—
Tax withholding on RSU settlement	(73)	—	(18)	—	(5,643)	—	—	(5,643)
Conversion of Class B to Class A common stock	5,835	6	(5,835)	(6)	—	—	—	—
Common stock issued under employee stock purchase plan	249	—	—	—	10,450	—	—	10,450
Settlement of common stock in connection with redemption of convertible senior notes	461	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	205,662	—	—	205,662
Net loss	—	—	—	—	—	(156,084)	—	(156,084)
Other comprehensive income	—	—	—	—	—	—	7,748	7,748
Balance as of September 30, 2023	295,639	$295	40,027	$40	$1,699,045	$(995,975)	$(4,148)	$699,257
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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash Flows From Operating Activities
Net loss	$(156,084)	$(147,464)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	99,640	72,702
Non-cash operating lease costs	32,899	26,954
Amortization of deferred contract acquisition costs	44,757	32,019
Stock-based compensation expense	199,565	142,545
Amortization of debt issuance costs	3,529	3,497
Net accretion of discounts and amortization of premiums on available-for-sale securities	(31,039)	3,666
Deferred income taxes	(588)	(1,603)
Provision for bad debt	9,527	3,140
Loss on extinguishment of debt	50,300	—
Other	713	575
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(60,451)	(32,831)
Contract assets	(3,397)	(1,132)
Deferred contract acquisition costs	(66,766)	(48,981)
Prepaid expenses and other current assets	(17,115)	(7,367)
Other noncurrent assets	(1,189)	1,398
Accounts payable	5,252	685
Accrued expenses and other current liabilities	8,378	(23,643)
Operating lease liabilities	(31,096)	(31,271)
Deferred revenue	81,075	51,909
Other noncurrent liabilities	1,055	674
Net cash provided by operating activities	168,965	45,472
Cash Flows From Investing Activities
Purchases of property and equipment	(83,580)	(103,461)
Capitalized internal-use software	(16,637)	(15,440)
Cash paid for acquisitions, net of cash acquired	—	(88,187)
Purchases of available-for-sale securities	(1,293,014)	(755,097)
Sales of available-for-sale securities	20,248	—
Maturities of available-for-sale securities	1,288,364	746,420
Other investing activities	65	25
Net cash used in investing activities	(84,554)	(215,740)
Cash Flows From Financing Activities
Repayments of convertible senior notes	(207,649)	(16,571)
Proceeds from the exercise of stock options	11,384	8,130
Proceeds from the early exercise of stock options	—	62
Repurchases of unvested common stock	(34)	(3)
Proceeds from the issuance of common stock for employee stock purchase plan	10,450	8,687
Payment of tax withholding obligation on RSU settlement	(5,643)	(1,977)
Payment of indemnity holdback	(10,483)	—
Net cash used in financing activities	(201,975)	(1,672)
Net decrease in cash, cash equivalents, and restricted cash	(117,564)	(171,940)
Cash, cash equivalents, and restricted cash, beginning of period	215,204	320,958
Cash, cash equivalents, and restricted cash, end of period	$97,640	$149,018
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$666	$643
Cash paid for income taxes, net of refunds	$4,005	$1,441
Cash paid for operating lease liabilities	$30,296	$25,371
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$5,642	$3,881
Accounts payable and accrued expenses related to property and equipment additions	$18,809	$28,436
Vesting of early exercised stock options	$1,730	$2,216
Indemnity holdback consideration associated with business combinations	$—	$10,485
Issuance of common stock related to an acquisition	$—	$65,504
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$22,304	$25,783
Maturity of marketable securities in other current assets	$26,300	$—

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of September 30, 2023, its results of operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the Russia-Ukraine conflict and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of November 2, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and nine months ended September 30, 2023 and 2022.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$175,519	52%	$135,280	53%	$490,129	53%	$370,889	53%
Europe, Middle East, and Africa	92,705	28%	68,149	27%	255,382	27%	185,088	26%
Asia Pacific	42,960	13%	33,801	13%	122,577	13%	96,481	14%
Other	24,419	7%	16,627	7%	66,184	7%	48,083	7%
Total	$335,603	100%	$253,857	100%	$934,272	100%	$700,541	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$52,340	16%	$32,634	13%	$140,491	15%	$85,923	12%
Direct customers	283,263	84%	221,223	87%	793,781	85%	614,618	88%
Total	$335,603	100%	$253,857	100%	$934,272	100%	$700,541	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $204.1 million and $110.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Beginning balance	$107,482	$80,706	$93,145	$70,320
Capitalization of contract acquisition costs	23,418	18,377	66,766	48,981
Amortization of deferred contract acquisition costs	(15,746)	(11,801)	(44,757)	(32,019)
Ending balance	$115,154	$87,282	$115,154	$87,282
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,083.0 million. As of September 30, 2023, the Company expected to recognize 75% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of September 30, 2023 and December 31, 2022.

(in thousands)					Reported as:
September 30, 2023	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$78,765	$—	$—	$78,765	$75,268	$—	$3,497
Level I:
Money market funds	3,951	—	—	3,951	3,951	—	—
Level II:
Corporate bonds	250,434	7	(1,275)	249,166	—	249,166	—
U.S. treasury securities	998,771	7	(2,539)	996,239	—	996,239	—
U.S. government agency securities	84,029	—	(270)	83,759	—	83,759	—
Commercial paper	165,924	—	(2)	165,922	14,924	150,998	—
Subtotal	1,499,158	14	(4,086)	1,495,086	14,924	1,480,162	—
Total assets measured at fair value on a recurring basis	$1,581,874	$14	$(4,086)	$1,577,802	$94,143	$1,480,162	$3,497

(in thousands)					Reported as:
December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current) Cash
Cash	$87,719	$—	$—	$87,719	$77,164	$—	$10,555
Level I:
Money market funds	125,450	—	—	125,450	124,979	—	471
Level II:
Corporate bonds	258,617	46	(2,621)	256,042	2,035	254,007	—
U.S. treasury securities	818,379	20	(9,233)	809,166	—	809,166	—
U.S. government agency securities	25,283	—	(31)	25,252	—	25,252	—
Commercial paper	357,334	—	—	357,334	—	357,334	—
Subtotal	1,459,613	66	(11,885)	1,447,794	2,035	1,445,759	—
Total assets measured at fair value on a recurring basis	$1,672,782	$66	$(11,885)	$1,660,963	$204,178	$1,445,759	$11,026
Included in prepaid expenses and other current assets on the December 31, 2022 consolidated balance sheet is $37.5 million of proceeds receivable resulting from maturities of U.S. government agency securities that were initiated on December 31, 2022 and settled on January 3, 2023.
As of September 30, 2023, the Company had $3.5 million in total restricted cash mainly related to irrevocable standby letters of credit and bank guarantees that are required under lease agreements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2023 and December 31, 2022. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,247.6 million and $1,251.6 million as of September 30, 2023 and December 31, 2022, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $236.7 million and $205.9 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, net unrealized loss on investments was $4.1 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2022, net unrealized loss on investments was $11.9 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of September 30, 2023, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA+.
The Company carries the 2026 Notes (as defined below) issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2023, the fair value of the 2026 Notes was $1,101.5 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the 2026 Notes, refer to Note 7 to these condensed consolidated financial statements.

The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of September 30, 2023 and December 31, 2022.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $4.5 million and $3.1 million, respectively. Provision for bad debt for the three months ended September 30, 2023 and 2022 was $3.5 million and $1.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $9.5 million and $3.1 million, respectively. Write-off of uncollectible accounts receivable for the three months ended September 30, 2023 and 2022 was $4.4 million and $1.5 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $8.1 million and $3.3 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022

	(in thousands)
Property and equipment:
Servers—network infrastructure	$315,712	$239,828
Construction in progress	39,597	72,827
Capitalized internal-use software	110,786	88,541
Office and computer equipment	38,694	30,577
Office furniture	10,328	6,547
Software	6,376	5,962
Leasehold improvements	42,835	20,392
Asset retirement obligation	826	827
Gross property and equipment	565,154	465,501
Less accumulated depreciation and amortization	(255,339)	(178,901)
Total property and equipment, net	$309,815	$286,600
Depreciation and amortization expense on property and equipment for the three months ended September 30, 2023 and 2022 was $29.0 million and $21.9 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $83.2 million and $60.8 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $5.4 million and $5.1 million for the three months ended September 30, 2023 and 2022, respectively, and $16.1 million and $14.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Goodwill
As of September 30, 2023 and December 31, 2022, the Company's goodwill was $148.0 million. No goodwill impairments were recorded during the nine months ended September 30, 2023 and 2022.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$32,129	$7,971
Trade name	1,700	1,275	425
Customer relationships	11,600	2,175	9,425
Total acquired intangible assets, net	$53,400	$35,579	$17,821

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$19,191	$20,909
Trade name	1,700	638	1,062
Customer relationships	11,600	1,088	10,512
Total acquired intangible assets, net	$53,400	$20,917	$32,483
Amortization of acquired intangible assets was $4.9 million for the three months ended September 30, 2023 and 2022, and $14.7 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2023 (remaining three months)	$4,740
2024	5,468
2025	1,450
2026	1,450
2027	1,450
Thereafter	3,263
Total	$17,821
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 7.8 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 8.3 years. All of the Company's leases are classified as operating leases.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$10,974	$8,848	$32,899	$26,954
Total lease cost	$10,974	$8,848	$32,899	$26,954

Variable lease cost and short-term lease cost for the three and nine months ended September 30, 2023 and September 30, 2022 were not material.
As of September 30, 2023, the Company had $40.9 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between October 2023 and July 2026 and have an average lease term of 3.5 years.
As of September 30, 2023, the weighted-average remaining term of the Company’s operating leases was 4.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.5%.
Maturities of the operating lease liabilities as of September 30, 2023 are as follows:

September 30, 2023
(in thousands)
2023 (remaining three months)	$10,422
2024	37,234
2025	29,690
2026	25,906
2027	21,865
Thereafter	27,306
Total lease payments	$152,423
Less: Imputed interest	$(15,674)
Total operating lease liabilities	$136,749
Note 7. Debt
2026 Convertible Senior Notes
In August 2021, the Company issued $1,293.8 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (the 2026 Notes). The total proceeds from the issuance of the 2026 Notes, net of initial purchaser discounts and commissions and debt issuance costs, were $1,274.0 million.
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
None of the circumstances described in the paragraphs above were met during the quarter ended September 30, 2023.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of September 30, 2023, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further information on the 2026 Capped Calls.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes, and together with the 2026 Notes, the Notes). The 2025 Notes were senior unsecured obligations of the Company, with interest payable semi-annually in arrears, at a rate of 0.75% per year. The 2025 Notes were convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, which was equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture dated May 15, 2020 (the 2025 Indenture). After the closing of the transactions described below, no 2025 Notes were outstanding as of September 30, 2023.
During the fiscal year ended December 31, 2021, the Company exchanged approximately $400.0 million aggregate principal amount of the 2025 Notes (the 2025 Notes Exchange) for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of the Company’s Class A common stock (the Exchange Shares) for aggregate consideration of approximately $1,321.0 million. As a result, the Company recorded a debt extinguishment loss of $72.2 million, representing the difference between the fair value of the liability component of $355.3 million and the carrying value of the 2025 Notes Exchange of $283.1 million at the closing date. The fair value of the liability component was calculated by using an effective interest rate of 4.08%, which was determined by measuring the fair value of similar debt instruments that did not have an associated convertible feature and adjusted to reflect the term of the remaining 2025 Notes. The aggregate consideration of $1,321.0 million was allocated between the fair value of the liability component of $355.3 million and the reacquisition of the equity component of $965.7 million, which was recorded as a reduction to additional paid-in capital and offset by the additional paid-in capital for the Exchange Shares issued.
During the fiscal year ended December 31, 2022, the Company settled conversions of approximately $16.6 million aggregate principal amount of the 2025 Notes. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of approximately 0.3 million shares of the Company's Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount converted. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's condensed consolidated balance sheets.
During the three months ended June 30, 2023, the Company repurchased $123.0 million principal amount of the 2025 Notes (the 2025 Notes Repurchases) for approximately $172.7 million in cash, including approximately $0.5 million of accrued interest. The 2025 Notes Repurchases resulted in a $50.3 million loss on extinguishment of debt, of which $1.1 million consisted of unamortized debt issuance costs.

During the three months ended September 30, 2023, the Company settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes. These conversions were exercised by the holders of the 2025 Notes in connection with the Company's issuance of a redemption notice. Pursuant to the terms of the 2025 Indenture, the conversion rate then in effect was 28.5913 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, inclusive of 1.8726 additional shares added to the initial conversion rate. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of approximately 0.5 million shares of the Company's Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount converted. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's condensed consolidated balance sheets. As a result of this transaction, no 2025 Notes were outstanding as of September 30, 2023.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. As of September 30, 2023, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised or terminated in connection with the 2025 Notes Exchange, the 2025 Notes Repurchases, or any of the conversions of the 2025 Notes.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further information on the 2025 Capped Calls.
The net carrying amounts of the Notes were as follows:

	September 30, 2023		December 31, 2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Principal	$1,293,750	$—	$1,293,750	$158,429
Unamortized debt issuance costs	(11,378)	—	(14,348)	(1,639)
Carrying amount, net	$1,282,372	$—	$1,279,402	$156,790
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,
	2023		2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$12	$—	$297
Amortization of debt issuance costs	989	70	990	175
Total	$989	$82	$990	$472

	Nine Months Ended September 30,
	2023		2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$477	$—	$904
Amortization of debt issuance costs	2,970	559	2,969	528
Total	$2,970	$1,036	$2,969	$1,432

Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services under non-cancelable contracts. They are not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2023 as the Company has not yet received the related goods and services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of September 30, 2023.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the condensed consolidated statements of operations and as sales and marketing expense in the condensed consolidated statements of operations for free customers. Such costs totaled $34.0 million and $30.8 million for the three months ended September 30, 2023 and 2022, respectively, and $104.7 million and $84.5 million for the nine months ended September 30, 2023 and 2022, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of September 30, 2023. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements.

	Payments Due by Period as of September 30, 2023
	Total	2023 (remaining three months)	2024	2025	2026	2027	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$83,895	$7,468	$22,386	$42,093	$5,476	$2,495	$3,977
Bandwidth and other co-location related commitments(2)	110,093	12,769	42,272	23,221	14,960	11,555	5,316
Total	$193,988	$20,237	$64,658	$65,314	$20,436	$14,050	$9,293
(1)Open purchase commitments are for the purchase of goods and services under non-cancelable contracts. They were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2023 as the Company had not yet received the related goods and services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the condensed consolidated balance sheet as of September 30, 2023.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 295,639,262 and 286,560,947 shares of Class A common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. The number of shares of Class B common stock issued and outstanding was 40,026,686 and 43,524,514, as of September 30, 2023 and December 31, 2022, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of September 30, 2023 and December 31, 2022, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	September 30, 2023	December 31, 2022

	(in thousands)
2025 Notes	—	5,503
2026 Notes	10,311	10,311
Stock options issued and outstanding	13,248	15,886
Remaining shares available for issuance under the 2019 Plan	57,863	44,693
Outstanding and unsettled RSUs	10,680	10,196
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	14,042	10,990
Total shares of common stock reserved	106,144	97,579
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
As of September 30, 2023, there was $212.7 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 4.4 years.
During the fiscal year ended December 31, 2022, the Company granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and becomes exercisable only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan and consist of 10-year options to purchase an aggregate of 5,575,000 shares of the Company’s Class A common stock.
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
During the nine months ended September 30, 2023, the Company granted to new key employees the Performance Options to purchase an aggregate of 960,000 shares of the Company’s Class A common stock.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the three months ended September 30, 2023 and 2022 were $12.8 million and $14.2 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $27.1 million and $26.8 million, respectively. As of September 30, 2023, there was $202.4 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 4.6 years.
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
The total stock-based compensation expense for the Assumed Area 1 Stock Options for the three and nine months ended September 30, 2023 were not material.
As of September 30, 2023, there was $5.9 million of unrecognized stock-based compensation expense related to the Assumed Area 1 Stock Options that is expected to be recognized over a weighted-average period of 1.5 years.
For further details on the Area 1 acquisition, refer to Note 13 to these condensed consolidated financial statements.
Early Exercises of Stock Options
The 2010 Plan allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. As of September 30, 2023 and December 31, 2022, the Company had $0.1 million and $1.9 million, respectively, recorded in liability for early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 48,752 and 899,691, respectively.
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
The total stock-based compensation expense for RSUs for the three months ended September 30, 2023 and 2022 was $57.4 million and $33.7 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $156.8 and $95.6 million, respectively. As of September 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $601.3 million that is expected to be recognized over a weighted-average period of 2.9 years.
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
248,738 and 153,974 shares of Class A common stock were purchased under the ESPP during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $1.1 million and is expected to be recognized over a weighted average period of 0.1 years.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cost of revenue	$2,272	$2,046	$6,002	$5,012
Sales and marketing	20,160	11,266	54,994	32,401
Research and development	34,556	28,984	96,944	74,472
General and administrative	16,784	11,469	41,625	30,660
Total stock-based compensation expense	$73,772	$53,765	$199,565	$142,545

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(20,671)	$(2,864)	$(36,934)	$(5,612)	$(136,584)	$(19,500)	$(127,825)	$(19,639)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	293,940	40,726	283,509	43,081	291,047	41,553	282,114	43,343
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.07)	$(0.13)	$(0.13)	$(0.47)	$(0.47)	$(0.45)	$(0.45)
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

	September 30,
	2023	2022

	(in thousands)
2025 Notes	—	4,233
2026 Notes	6,762	6,761
Shares subject to repurchase	49	1,171
Unexercised stock options	13,248	16,635
Unvested restricted stock and RSUs	10,733	7,682
Shares issuable pursuant to the ESPP	224	184
Total	31,016	36,666
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
The Company recorded income tax expense of $1.3 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and income tax expense of $4.0 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The income tax expense of $1.3 million for the three months ended September 30, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

The income tax expense of $1.4 million for the three months ended September 30, 2022 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

The income tax expense of $4.0 million for the nine months ended September 30, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

The income tax expense of $1.6 million for the nine months ended September 30, 2022 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions.
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. A full valuation allowance has been established in the United States and United Kingdom. and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. There is no valuation allowance associated with any other foreign jurisdictions.
Note 13. Business Combinations
Area 1
On April 1, 2022, the Company acquired all of the outstanding shares of Area 1, a company that has developed cloud-native email security technology, for a total purchase consideration of $156.6 million. The total purchase consideration included (i) acquisition-date cash payments of $82.6 million, net of $2.5 million of cash acquired, (ii) $63.5 million in shares of the Company’s Class A common stock, (iii) a cash holdback of $9.3 million, which the Company retained for up to 12 months and was then payable to the previous owners of Area 1, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition, and (iv) a separate cash holdback of $1.1 million. The cash holdback of $9.3 million and $1.1 million were subsequently paid to the previous owners of Area 1 as of the nine months ended September 30, 2023. Concurrent with the closing of the acquisition, the Company made a cash payment of $4.1 million to repay Area 1’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.
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
The transaction-related costs for the acquisition were not material and were included in general and administrative expenses during the nine months ended September 30, 2022. The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Accounts receivable, net	$1,634
Prepaids and other current assets	953
Acquired Intangible Assets	43,300
Goodwill	119,743
Total assets acquired	165,630
Accounts Payable	(254)
Accrued expense and other current liabilities	(595)
Deferred revenue	(5,736)
Deferred revenue, noncurrent	(1,213)
Other noncurrent liabilities	(1,267)
Total purchase price	$156,565
The acquired assets and assumed liabilities were recorded at their estimated fair values, except for deferred revenue which was recorded under ASC 606 in accordance with the early adoption of ASU 2021-08 Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers effective January 1, 2022. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Area 1’s technology with the Company's technology. An immaterial purchase accounting adjustment to revise purchase consideration and goodwill was made during the fiscal year ended December 31, 2022.
This acquisition did not have a material impact on the Company’s reported revenue or net loss amounts for any period presented; therefore, historical and pro forma disclosures have not been presented.
Vectrix
On January 14, 2022, the Company acquired all of the outstanding shares of Vectrix Security, Inc. (Vectrix), a company that has developed an online security technology that gives users the ability to scan and monitor SaaS applications for security issues, for a total purchase consideration of $7.6 million. The total purchase consideration included (i) acquisition-date cash payments of $4.3 million, net of $0.8 million of cash acquired, (ii) $2.0 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $1.3 million, which the Company retained for up to 18 months and was then payable to the previous owners of Vectrix, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. The cash holdback of $1.3 million was subsequently paid to the previous owners of Vectrix during the nine months ended September 30, 2023. Concurrent with the closing of the acquisition, the Company made a cash payment of $2.0 million to cancel and settle Vectrix’s other existing equity-related agreements, which was part of the acquisition-date cash payments included in the purchase consideration.
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $8.0 million, of which $2.6 million was recognized as compensation expense on the acquisition date. Additional compensation expense during the three and nine months ended September 30, 2023 and September 30, 2022 were not material. The remaining compensation amount is not material and will be recognized through the year ended December 31, 2026.
The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2022.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	$3,100
Goodwill	4,962
Total assets acquired	8,062
Accounts Payable	(20)
Other noncurrent liabilities	(430)
Total purchase price	$7,612
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Vectrix's technology with the Company's technology. An immaterial purchase accounting adjustment to revise purchase consideration and goodwill was made during the fiscal year ended December 31, 2022.
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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $6.5 million, of which $0.5 million was recorded as compensation expense during the fiscal year ended December 31, 2021. Additional compensation expense during the three and nine months ended September 30, 2023 and September 30, 2022 were not material. The remaining compensation amount is not material and will be recognized through the year ended December 31, 2024.
The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	$1,400
Goodwill	6,176
Total assets acquired	7,576
Accrued compensation	(82)
Other noncurrent liabilities	(322)
Total purchase price	$7,172
The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Zaraz's technology with the Company's technology. An immaterial purchase accounting adjustment to revise purchase consideration and goodwill was made during the fiscal year ended December 31, 2022.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	September 30, 2023	December 31, 2022

	(in thousands)
United States	$192,194	$184,753
Rest of the world	117,621	101,847
Total property and equipment, net	$309,815	$286,600
No single country other than the United States accounted for more than 10% of total property and equipment, net as of September 30, 2023 and December 31, 2022.

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
◦International reach. Our global network, with a presence in more than 300 cities and over 120 countries worldwide, has helped to foster our strong international growth. International markets represented 48% and 47% of our revenue in the three months ended September 30, 2023 and 2022, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments and global events, such as the Hamas-Israel and the Russia-Ukraine conflicts and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’ businesses. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Starting in the first half of 2022, potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increase in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth over that period (including with respect to new customers). We believe significant macroeconomic uncertainty could persist for the remainder of 2023 and through 2024. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
To the extent challenging macroeconomic conditions persist, we may experience additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, reduction or increased delays in purchasing decisions by existing and potential new paying customers, additional lengthening of the sales cycle for some of our existing and potential new paying customers, potential customer requests for concessions (including in terms of payment amounts and/or timing and earlier or additional termination rights), potential losses of paying customers as a result of economic distress or bankruptcy (particularly among our small and medium paying customer base), potential reductions in new non-U.S. customers and expansion of sales to existing non-U.S. paying customers as a result of our products, which are substantially all sold in U.S. dollars, becoming relatively more expensive for such customers due to the higher value of the U.S. dollar relative to other currencies, and increased costs for employee compensation and equipment purchases resulting from continued inflationary cost pressures.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Gross profit	$257,534	$191,890	$710,550	$535,719
Gross margin	77%	76%	76%	76%
Loss from operations	$(39,212)	$(45,947)	$(142,656)	$(150,512)
Non-GAAP income from operations	$42,533	$14,830	$82,203	$18,860
Operating margin	(12)%	(18)%	(15)%	(21)%
Non-GAAP operating margin	13%	6%	9%	3%
Net cash provided by operating activities	$68,100	$42,688	$168,965	$45,472
Net cash used in investing activities	$(100,229)	$(48,887)	$(84,554)	$(215,740)
Net cash provided by (used in) financing activities	$(34,610)	$1,439	$(201,975)	$(1,672)
Free cash flow	$34,875	$(4,614)	$68,748	$(73,429)
Net cash provided by operating activities (as a percentage of revenue)	20%	17%	18%	6%
Free cash flow margin	10%	(2)%	7%	(10)%
Paying customers(1)	182,027	156,000
Paying customers (> $100,000 Annualized Revenue)(1)	2,558	1,908
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$175,519	52%	$135,280	53%	$490,129	53%	$370,889	53%
Europe, Middle East, and Africa	92,705	28%	68,149	27%	255,382	27%	185,088	26%
Asia Pacific	42,960	13%	33,801	13%	122,577	13%	96,481	14%
Other	24,419	7%	16,627	7%	66,184	7%	48,083	7%
Total	$335,603	100%	$253,857	100%	$934,272	100%	$700,541	100%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Loss from operations	$(39,212)	$(45,947)	$(142,656)	$(150,512)
Add:
Stock-based compensation expense and related employer payroll taxes	76,857	55,888	210,196	155,142
Amortization of acquired intangible assets	4,888	4,889	14,663	10,283
Acquisition-related and other expenses	—	—	—	3,947
Non-GAAP income from operations	$42,533	$14,830	$82,203	$18,860
Operating margin	(12)%	(18)%	(15)%	(21)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	13%	6%	9%	3%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$68,100	$42,688	$168,965	$45,472
Less: Purchases of property and equipment	(27,291)	(41,896)	(83,580)	(103,461)
Less: Capitalized internal-use software	(5,934)	(5,406)	(16,637)	(15,440)
Free cash flow	$34,875	$(4,614)	$68,748	$(73,429)
Net cash used in investing activities	$(100,229)	$(48,887)	$(84,554)	$(215,740)
Net cash provided by (used in) financing activities	$(34,610)	$1,439	$(201,975)	$(1,672)
Net cash provided by operating activities (as a percentage of revenue)	20%	17%	18%	6%
Less: Purchases of property and equipment (as a percentage of revenue)	(8)%	(17)%	(9)%	(14)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	10%	(2)%	7%	(10)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 182,027 and 156,000 as of September 30, 2023 and September 30, 2022, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 2,558 and 1,908 as of September 30, 2023 and September 30, 2022, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended September 30, 2023 and September 30, 2022 were 116% and 124%, respectively.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Revenue	$335,603	$253,857	$934,272	$700,541
Cost of revenue(1)	78,069	61,967	223,722	164,822
Gross profit	257,534	191,890	710,550	535,719
Operating expenses:
Sales and marketing(1)	150,214	116,033	433,903	333,712
Research and development(1)	90,593	76,432	261,742	218,600
General and administrative(1)	55,939	45,372	157,561	133,919
Total operating expenses	296,746	237,837	853,206	686,231
Loss from operations	(39,212)	(45,947)	(142,656)	(150,512)
Non-operating income (expense):
Interest income	17,954	3,852	47,977	6,554
Interest expense	(1,138)	(1,512)	(4,803)	(4,109)
Loss on extinguishment of debt	—	—	(50,300)	—
Other income (expense), net	115	2,433	(2,269)	2,179
Total non-operating income (expense), net	16,931	4,773	(9,395)	4,624
Loss before income taxes	(22,281)	(41,174)	(152,051)	(145,888)
Provision for income taxes	1,254	1,372	4,033	1,576
Net loss	$(23,535)	$(42,546)	$(156,084)	$(147,464)
_______________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Cost of revenue	$2,272	$2,046	$6,002	$5,012
Sales and marketing	20,160	11,266	54,994	32,401
Research and development	34,556	28,984	96,944	74,472
General and administrative	16,784	11,469	41,625	30,660
Total stock-based compensation expense	$73,772	$53,765	$199,565	$142,545

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	23	24	24	24
Gross margin	77	76	76	76
Operating expenses:
Sales and marketing	45	46	46	47
Research and development	27	30	28	31
General and administrative	17	18	17	19
Total operating expenses	89	94	91	97
Loss from operations	(12)	(18)	(15)	(21)
Non-operating income (expense):
Interest income	5	2	5	1
Interest expense	—	(1)	(1)	(1)
Loss on extinguishment of debt	—	—	(5)	—
Other income (expense), net	—	1	—	—
Total non-operating income (expense), net	5	2	(1)	—
Loss before income taxes	(7)	(16)	(16)	(21)
Provision for income taxes	—	1	1	—
Net loss	(7)%	(17)%	(17)%	(21)%
Comparison of Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Revenue	$335,603	$253,857	$81,746	32%	$934,272	$700,541	$233,731	33%
Revenue increased by $81.7 million, or 32%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 17% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 116% for the three months ended September 30, 2023.
Revenue increased by $233.7 million, or 33%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 17% as of September 30, 2023 compared to the prior period ended September 30, 2022, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 116% for the three months ended September 30, 2023.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$78,069	$61,967	$16,102	26%	$223,722	$164,822	$58,900	36%
Gross margin	77%	76%			76%	76%
Cost of revenue increased by $16.1 million, or 26%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in the cost of revenue was primarily due to an increase of $4.3 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $4.1 million of third-party technology services costs, registry fees, and payment processing fees, an increase of $4.0 million in depreciation expense related to purchases of equipment located in co-location facilities, and an increase of $2.9 million in employee-related costs.
Gross margin did not significantly fluctuate during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Cost of revenue increased by $58.9 million, or 36%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in the cost of revenue was primarily due to an increase of $21.0 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $14.4 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $10.5 million of third-party technology services costs, registry fees, and payment processing fees, an increase of $5.8 million in employee-related costs, and an increase of $5.3 million of amortization expense of acquired developed technology and capitalized internal-use software.
Gross margin did not significantly fluctuate during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Sales and marketing	$150,214	$116,033	$34,181	29%	$433,903	$333,712	$100,191	30%
Sales and marketing expenses increased by $34.2 million, or 29%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by $20.8 million in increased employee-related costs due to a 15% increase in headcount in our sales and marketing organization, including an increase of $9.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $4.3 million in co-location and bandwidth expenses for free customers, an increase of $4.1 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, and an increase of $2.5 million in travel-related expenses.
Sales and marketing expenses increased by $100.2 million, or 30%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by $69.7 million in increased employee-related costs due to a 15% increase in headcount in our sales and marketing organization, including an increase of $22.8 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $10.4 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $7.2 million in co-location and bandwidth expenses for free customers, an increase of $5.1 million in travel-related expenses, an increase of $2.8 million in allocated overhead costs, and an increase of $2.0 million in software subscription costs, cloud computing services, and payment processing fees.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Research and development	$90,593	$76,432	$14,161	19%	$261,742	$218,600	$43,142	20%
Research and development expenses increased by $14.2 million, or 19%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by $12.3 million in increased employee-related costs due to a 6% increase in headcount in our research and development organization, including an increase of $6.4 million in stock-based compensation expense.
Research and development expenses increased by $43.1 million, or 20%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by $42.0 million in increased employee-related costs due to a 6% increase in headcount in our research and development organization, including an increase of $24.0 million in stock-based compensation expense.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
General and administrative	$55,939	$45,372	$10,567	23%	$157,561	$133,919	$23,642	18%
General and administrative expenses increased by $10.6 million, or 23%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by $7.6 million in increased employee-related costs due to a 8% increase in headcount in our general and administrative organization, including an increase of $5.6 million in stock-based compensation expense.
General and administrative expenses increased by $23.6 million, or 18%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by $20.0 million in increased employee-related costs due to a 8% increase in headcount in our general and administrative organization, including an increase of $12.9 million in stock-based compensation expense.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Interest income	$17,954	$3,852	$14,102	*	$47,977	$6,554	$41,423	*
______________
* Not meaningful
Interest income increased by $14.1 million and $41.4 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily driven by an increase in interest rates.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Interest expense	$(1,138)	$(1,512)	$374	(25)%	$(4,803)	$(4,109)	$(694)	17%
Interest expense did not significantly fluctuate during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$—	$—	$—	*	$(50,300)	$—	$(50,300)	*
______________
* Not meaningful
Loss on extinguishment of debt increased by $50.3 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Repurchases. Refer to Note 7 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Other income (expense), net	$115	$2,433	$(2,318)	*	$(2,269)	$2,179	$(4,448)	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Other income (expense), net decreased by $4.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by changes in foreign currency exchange rates.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(dollars in thousands)
Provision for income taxes	$1,254	$1,372	$(118)	*	$4,033	$1,576	$2,457	*
_______________
* Not meaningful

The net change in income taxes for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is $0.1 million. The income tax expense of $1.3 million for the three months ended September 30, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions. The income tax expense of $1.4 million for the three months ended September 30, 2022 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.
The net change in income taxes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is $2.5 million. The income tax expense of $4.0 million for the nine months ended September 30, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions. The income tax expense of $1.6 million for the nine months ended September 30, 2022 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs, of $562.5 million. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs of $1,274.0 million. Concurrently with the completion of the offering of the 2026 Notes, we also entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. During the three months ended June 30, 2023, we repurchased approximately $123.0 million in aggregate principal amount of the 2025 Notes for $172.7 million in cash (including accrued interest). During the three months ended September 30, 2023, we settled conversions of the remaining $35.4 million aggregated principal amount outstanding of the 2025 Notes in a combination of $35.4 million cash and approximately 0.5 million shares of our Class A common stock.
As of September 30, 2023, we had cash and cash equivalents of $94.1 million, including $23.9 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,480.2 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of September 30, 2023, our investment portfolio consisted of investment grade securities with an average credit rating of AA+. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $996.0 million as of September 30, 2023. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of September 30, 2023, our material cash requirements include contractual obligations from the 2026 Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.

In addition to the contractual obligations described above, as of September 30, 2023, we had $3.5 million recognized as total restricted cash on our condensed consolidated balance sheets which mainly related to irrevocable standby letters of credit and bank guarantees required under lease agreements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$168,965	$45,472
Net cash used in investing activities	$(84,554)	$(215,740)
Net cash used in financing activities	$(201,975)	$(1,672)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2023 was $169.0 million, which resulted from a net loss of $156.1 million, adjusted for non-cash charges of $409.3 million and net cash outflow of $84.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $199.6 million for stock-based compensation expense, $99.6 million for depreciation and amortization expense, $50.3 million for loss on extinguishment of debt, $44.8 million for amortization of deferred contract acquisition costs, $32.9 million for non-cash operating lease costs, $9.5 million for provision of bad debt, and $3.5 million for amortization of convertible note issuance costs, which were partially offset by $31.0 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $66.8 million increase in deferred contract acquisition costs due to the addition of new customers, a $60.5 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, $31.1 million in payments related to operating lease liabilities, a $17.1 million increase in prepaid expenses and other current assets related to operating activities, and a $3.4 million increase in contract assets, which were partially offset by a $81.1 million increase in deferred revenue, a $8.4 million increase in accrued expenses and other current liabilities related to operating activities and a $5.3 million increase in accounts payable related to operating activities.
Net cash provided by operating activities during the nine months ended September 30, 2022 was $45.5 million, which resulted from a net loss of $147.5 million, adjusted for non-cash charges of $283.5 million and net cash outflow of $90.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $142.5 million for stock-based compensation expense, $72.7 million for depreciation and amortization expense, $32.0 million for amortization of deferred contract acquisition costs, $27.0 million for non-cash operating lease costs, $3.7 million for net accretion of discounts and amortization of premiums on available-for-sale securities, $3.5 million for amortization of convertible note issuance costs and $3.1 million for provision of bad debt, which were partially offset by $1.6 million for deferred income taxes. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $49.0 million increase in deferred contract acquisition costs due to the addition of new customers, a $32.8 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $31.3 million decrease in operating lease liabilities, a $23.6 million decrease in accrued expenses and other current liabilities, a $7.4 million increase in prepaid expenses and other assets, and a $1.1 million increase in contract assets, which were partially offset by a $51.9 million increase in deferred revenue and a $1.4 million increase in other noncurrent assets.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 of $84.6 million resulted primarily from the purchases of available-for-sale securities of $1,293.0 million, capital expenditures of $83.6 million, and capitalization of internal-use software development costs of $16.6 million, which were partially offset by the maturities of available-for-sale securities of $1,288.4 million and the sales of available-for-sale securities of $20.2 million.
Net cash used in investing activities during the nine months ended September 30, 2022 of $215.7 million resulted primarily from the purchases of available-for-sale securities of $755.1 million, capital expenditures of $103.5 million, cash paid for acquisitions, net of cash acquired of $88.2 million, and capitalization of internal-use software development costs of $15.4 million, which was partially offset by the maturities of available-for-sale securities of $746.4 million.
Financing Activities
Net cash used in financing activities of $202.0 million during the nine months ended September 30, 2023 was primarily due to $207.6 million of repayments of the 2025 Notes, $10.5 million of payments of indemnity holdback, and $5.6 million of payments of tax withholding on RSU settlements, which were partially offset by $11.4 million of proceeds from the exercise of vested stock options and $10.5 million of proceeds from the issuance of Class A common stock under the 2019 Employee Stock Purchase Plan (ESPP).
Net cash used in financing activities of $1.7 million during the nine months ended September 30, 2022 was primarily due to $16.6 million of repayments of the 2025 Notes, and $2.0 million payment of tax withholding on RSU settlements, which were partially offset by $8.7 million proceeds from the issuance of Class A common stock under the ESPP, and $8.2 million of proceeds from the exercise of vested and unvested stock options.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the Hamas-Israel and Russia-Ukraine conflicts, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 2, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no significant changes to these policies for the nine months ended September 30, 2023.
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
In May 2020, we issued $575.0 million in aggregate principal amount of the 2025 Notes. In August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. During the three months ended June 30, 2023, we repurchased approximately $123.0 million in aggregate principal amount of the 2025 Notes for $172.7 million in cash (including accrued interest of $0.5 million). During the three months ended September 30, 2023, we paid approximately $35.4 million in cash and delivered approximately 0.5 million shares of our Class A common stock to settle the conversion of approximately $35.4 million aggregate principal amount of the 2025 Notes. Subsequent to the conversion, none of the 2025 Notes remain outstanding.
As of September 30, 2023, we had cash and cash equivalents of $94.1 million and available-for-sale securities of $1,480.2 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in a decrease of $7.7 million or an increase of $7.7 million in the market value of our investments in available-for-sale securities as of September 30, 2023.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the nine months ended September 30, 2023 and 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $23.5 million and $42.5 million for the three months ended September 30, 2023 and 2022, respectively, and $156.1 million and $147.5 million for the nine months ended September 30, 2023 and 2022, respectively, and as of September 30, 2023, we had an accumulated deficit of $996.0 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $335.6 million and $253.9 million for the three months ended September 30, 2023 and 2022, respectively, and $934.3 million and $700.5 million for the nine months ended September 30, 2023 and 2022, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
Our historical rapid growth and fluctuations in our growth rate more recently may also make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, results of operations, and financial condition could be harmed.
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
Further, the sales cycle for new customers of our technology and services could lengthen in the future as a result of challenging macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. For example, potentially as a result of these various macroeconomic impacts on our customers, since the first half of 2022, we periodically have experienced lengthening of the average sales cycles for certain types of customers and sales, slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth over that period (including with respect to new customers). We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the challenging macroeconomic conditions continue or worsen.
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
The Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or the worsening of those conflicts or tensions, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
The Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, or any worsening of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions globally, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
Any of the negative impacts of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or any worsening of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•our failure to obtain additional, or maintain existing, government or industry security certifications for our network and products, such as the Federal Risk and Authorization Management Program (FedRAMP) moderate authorization that we achieved in 2022;
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
•deteriorating general economic conditions, including inflation, rising interest rates, and the actual or perceived failure or financial difficulties of financial institutions; and
•impacts of the Hamas-Israel and Russia-Ukraine conflicts or other areas of geopolitical tension around the world, or any worsening of those conflicts or geopolitical tensions.
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
Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our pay-as-you-go customers pay with a credit card on a monthly basis and can terminate their subscriptions, or switch to less expensive subscription plans, at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into longer term agreements typically ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of our uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Should certain of our contracted customers, especially our large customers, terminate their agreements, or reduce their expenditures, with us, our financial condition and results of operations may materially suffer. In addition, as we continue to increase our number of large customers, and the amount of revenue we receive from large customers, this risk may increase.
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions, expand the number of products we sell to paying customers, and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans or reduce the number of products they purchase from us if they do not see the marginal value in paying for our higher-cost plans or for our specific products, or due to challenging macroeconomic conditions and/or reduced operating budgets, thereby impacting our ability to increase revenue. For example, during the second and third quarters of 2022, we experienced a higher level of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan). Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade in their subscription plans, the purchase of additional, or the expanded use of their currently used, products is justified by the additional functionality they would gain. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. Our customers’ decisions whether to upgrade their subscription, purchase additional, or expand current usage, of our products or to continue any such previously chosen upgrade or purchased products are driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
Our growth strategy is dependent, in large part, upon attracting, expanding, and retaining sales to large customers. For our definition of “large customers,” see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Attracting, expanding, and retaining sales to large customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller customers, including:
•competition from companies that traditionally target larger enterprises and that may have pre-existing relationships or purchase commitments from such larger enterprise customers, including companies that seek to bundle sales of their new or existing products that are competitive to our products, or that may have more experienced sales personnel or greater budgetary resources available or committed to such larger enterprise customers;
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
The markets for our network and products are intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent introductions of new, and improvements of, existing products. Our broad portfolio of products exposes us to competition from a large number of competitors in a number of different markets, including companies and their product and services offerings in, among others, virtual private networks, internal and external firewalls, web security (including web application firewalls and content filtering), distributed denial-of-service (DDoS) prevention, intrusion detection and prevention, application delivery controls, content delivery networks, domain name systems, email security vendors, advanced threat prevention, and wide area network (WAN) technology.
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
A majority of our revenue in the nine months ended September 30, 2023 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our Cloudflare One suite of solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,181 employees as of September 30, 2022 to 3,529 employees as of September 30, 2023. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•changes in laws and regulations that impact our business; and
•general political, regulatory, economic, market, and social conditions, including inflation, rising interest rates, actual or perceived failure or financial difficulties of financial institutions, other adverse changes in global and regional macroeconomic conditions, and other impacts of the Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, or any worsening of those conflicts or geopolitical tensions.
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, during 2022 and 2023 thus far, we have hired several new members of our senior management team, including our Chief Marketing Officer; President of Revenue; Senior Vice President, Engineering; Chief Security Officer; and Senior Vice President, Chief People Officer. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.

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
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, we increased our operating expenses to $296.7 million from $237.8 million in the three months ended September 30, 2023 and 2022, respectively, and increased our operating expenses to $853.2 million from $686.2 million in the nine months ended September 30, 2023 and 2022, respectively. In the three months ended September 30, 2023 and 2022, our net loss decreased to $23.5 million from $42.5 million, respectively, and in the nine months ended September 30, 2023 and 2022, our net loss increased to $156.1 million from $147.5 million, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
We have limited experience with some of our pricing models, particularly for our newer products and solutions as well as bundled sales of our products and solutions, and we may not accurately predict the long-term rate of paying customer adoption or renewal, or the impact these will have on our revenue or results of operations.
We generate revenue primarily from subscriptions to our products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for some of our newer subscription plans and products as well as bundled sales of our products and solutions. As the markets for our products mature, as we enter into newer product markets for our business, as we shift the way in which we sell our products and solutions, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
We also have limited experience in determining which products and functionality to offer as part of our subscription plans, which to offer as add-on products, and which related products to sell in bundles. Our limited experience in determining the optimal manner in which to bundle and price our various products and functionalities could reduce our ability to capture the value delivered by our offerings, which could adversely impact our business, results of operations, and financial condition.
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
•U.S., European, or other government certification and audit requirements potentially applicable to our network, including FedRAMP in the United States, are often difficult and costly to obtain and maintain, and failure to do so will restrict our ability to sell to government customers in the applicable jurisdictions;
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflicts between Hamas and Israel and between Russia and Ukraine, and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 2, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our IPO and in the issuances and sales of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes). Although we currently anticipate that our existing cash, cash equivalents, and available-for-sale securities, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.

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
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products may be disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. We also face the possibility of security threats from other sources, such as employee or contractor errors (such as errors in utilizing artificial intelligence or machine learning in our products or in the operation of our business) or malfeasance. For example, hostile third parties, including nation-states, may seek to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products. In addition, as our business grows and we employ more employees and engage more contractors in more countries around the world, our ability to supervise the actions of our employees and contractors will decrease and the risk of an employee or contractor error or act of malfeasance will increase. These security threats from third parties are also likely to increase as the numbers, sizes, and types of customers using our network and products increases, particularly those customers that are involved in particularly sensitive industries or activities, such as banking and finance companies and governmental entities or in relation to elections in the United States or elsewhere.

While we have implemented security measures internally and have integrated security measures into our network and products, these measures may not function as expected and may not detect or prevent all unauthorized activity, prevent all security breaches or incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents. For example, we have experienced multiple social engineering attacks where third parties have attempted, and in limited cases succeeded, in breaching our network perimeter security. While these attacks did not effectively get beyond our network perimeter security and we have not suffered any material consequences as a result of these breaches, we cannot be certain that future breaches will be avoided or, if future breaches are successful, that we will not experience material detrimental impacts, particularly if those breaches involve third party access to decrypted or other sensitive data. In addition, there is risk that the vendors we use may be attacked and the controls we have in place are bypassed and our data accessed as a result. For example, one of the IT tools our employees used internally until the first quarter of 2023 was the subject of a large security incident in December 2022, which resulted in unauthorized parties stealing large amounts of the IT tools' customers’ data, including our data. We are not aware of any of our systems having been compromised as a result of this security incident due to additional required authorization and authentication events we have in place, particularly when accessing sensitive systems and resources, and we have since changed to using a new IT tool internally. We cannot be certain that compromises of our systems will not happen in the future as a result of this incident or other similar incidents with third party vendors that we use to help secure our internal systems.
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 300 cities and over 120 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work that began with the COVID-19 pandemic, we and our customers face increased risks to the security of infrastructure and data, and we cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of September 30, 2023, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 300 cities and over 120 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the U.S. Pacific Northwest, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties - including ISP-partner facilities - we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes;

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
•the occurrence of earthquakes, floods, weather events, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism (including the ongoing conflicts between Hamas and Israel and between Russia and Ukraine or potential consequence of geopolitical tensions in other areas of the world), human error or interference (including by disgruntled employees, former employees, or contractors), and other catastrophic events;
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
Our security products are designed to reduce the threat to our customers posed by malware and other Internet security threats. Our security products may fail to detect or prevent malware or security breaches or incidents for any number of reasons. Even where our security products perform as intended, the performance of our security products can be negatively impacted by our failure to enhance, expand, or update our network and products; improper classification of websites by our employees, automated systems, and partners which identify and track malicious websites; improper deployment or configuration of our products; the development, maintenance, and functioning of the infrastructure of the internet as a whole; and many other factors. For example, during August and September of 2023, an unknown threat actor exploited a vulnerability in the standard HTTP/2 protocol critical to the function of the Internet and websites. This threat actor worked to generate a series of the largest-scale DDoS attacks against our network that we have recorded to date. While our systems were able to mitigate the overwhelming majority of incoming attacks, the volume overloaded some components in our network and impacted several customers’ performance, all of which were quickly resolved. During the process of mitigating these attacks, our team developed new technology to stop these types of attacks and further improve our own mitigations for this and other future attacks. Although the impact of the attacks did not have a material impact on our reputation or results of operations or financial condition, other future attacks like these may materially and adversely impact our reputation, results of operations or financial condition if we cannot effectively stop or mitigate the attacks and otherwise suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
Companies are increasingly subject to a wide variety of attacks on their networks and systems, including traditional computer hackers; malicious code, such as viruses and worms; DDoS attacks; sophisticated attacks conducted or sponsored by nation-states; advanced persistent threat intrusions; ransomware; phishing attacks and other forms of social engineering; employee, vendor, or contractor errors or malfeasance; and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees, or contractors. External events, like the ongoing conflicts between Hamas and Israel and between Russia and Ukraine and other areas of geopolitical tension around the world and elections in the U.S. and elsewhere, can increase the likelihood of attacks. No security solution, including our products, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Accordingly, our security products may be unable to detect or prevent a threat until after our customers are impacted. As our products are adopted by an increasing number of enterprises and by increasingly larger enterprises, it is possible that the individuals and organizations behind cyber threats will focus on identifying ways to circumvent or defeat our security products. If our network is targeted by attacks specifically designed to disrupt it, it could create the perception that our security products are not capable of providing adequate security. As a provider of security products, any perceived lack of security to our network or any of our products could erode our customers’ and potential customers’ trust in our network and products. Moreover, a high-profile security breach of, or security incident impacting, another cloud services provider could cause our customers and potential customers to lose trust in cloud solutions generally, and cloud-based products like ours in particular. Any such loss of trust could materially and adversely impact our ability to retain existing customers or attract new customers.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, and FedRAMP moderate authorization, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to PSPC, ISMAP, IRAP, or DoD IL4 compliance in Canada, Japan, Australia, and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
Through our network, we provide a wide variety of products that enable our customers and our customers’ users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers and our customers’ users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently, and in the future may be, subject to lawsuits and/or liability arising from the conduct of our customers and our customers’ users. Additionally, the conduct of our customers and our customers’ users may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites and other Internet properties. A number of these lawsuits involve copyright infringement claims, and courts in Italy and Germany have at times directed us to take action by removing access to content of certain websites and other Internet properties on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and copyright law. The EU has agreed on the Digital Services Act and Digital Markets Act to update the rules governing digital services like ours, including replacing the eCommerce Directive, which is the EU’s current framework for online services, and imposing additional legal requirements on certain service providers. In addition, in 2019, the EU approved a Copyright Directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials) and in the United Kingdom (online harms), Australia (online harms), and India (Digital India Act), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. Not only is the number of data protection laws rising globally and within the United States, but existing laws and regulations are evolving. Together, this legislative framework may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the GDPR and the data protection laws of a number of other jurisdictions such as Japan, China, and South Korea, prohibit cross-border data transfers unless certain contractual and other conditions are met. This requires us to incur substantial costs and engage in additional contract negotiations with some of our customers and vendors to ensure the conditions established by these data protection regulations are met.
Some countries are also considering or have enacted legislation and/or certification schemes requiring local storage and processing of data, or other sovereignty-oriented requirements, that could increase the cost and complexity of delivering our services. For example, the European Union Agency for Cybersecurity’s draft version of the European Cybersecurity Certification Scheme for Cloud Services, would require EU data sovereignty for companies seeking to obtain the highest certification level.
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
In July 2023, the European Commission adopted an adequacy decision for the new EU-U.S. Data Privacy Framework, which is designed to address the concerns raised in the Schrems II case. However, the European Commission’s adequacy decision regarding this framework will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. While this new framework may serve as a means for cloud service providers like our company to freely transfer EU personal data to the United States, many aspects of this new framework remain uncertain. It already is subject to legal challenge, and some customers and vendors are unwilling to rely on the new framework due to this uncertainty. In addition, last year, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data.
Whether as a result of this or otherwise, we may continue to see more findings from privacy regulators around the world against cloud service providers relating to cross-border personal data transfers, and may find it necessary or appropriate to modify our policies and practices to address any such findings or other legislative developments relating to cross-border personal data transfers. Implementing any new guidance from applicable regulatory authorities and otherwise responding to or addressing developments relating to cross-border personal data transfers may result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual negotiations, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
Meanwhile, the United Kingdom's data protection legislation is substantially consistent with the GDPR, and the UK has adopted an extension to the EU-U.S. Data Privacy Framework, but it remains to be seen how data transfers to and from the United Kingdom will be regulated and enforced in the longer term. To the extent future United Kingdom data protection requirements diverge significantly from the GDPR, they may result in substantial costs, require changes to our business practices, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
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
We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is evolving rapidly, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. As data protection compliance complexity grows, we may be required to incur substantial costs to adapt our policies and business practices as well as engage in additional contractual negotiations.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, the UK Bribery Act 2010, and other anti-corruption, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the public sector. We leverage third parties, including channel partners, to sell subscriptions to our products, host many of our co-location facilities for our network, and conduct our business in the United States and abroad. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. Further, some of our international sales activity occurs, and some of our network infrastructure is located, in parts of the world that are recognized as having a greater potential for business practices that violate anti-corruption, anti-bribery, or similar laws.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 48% and 47% of our revenue from our international customers for the three months ended September 30, 2023 and 2022, respectively, and 47% of our revenue from our international customers for the nine months ended September 30, 2023 and 2022. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 300 cities and over 120 countries worldwide as of September 30, 2023. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•unexpected costs for the localization of our products, including translation into foreign languages and adaptation for local practices, certifications, and legal and regulatory requirements;
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
Geopolitical events, including the ongoing conflicts between Hamas and Israel and between Russia and Ukraine or other areas of geopolitical tension around the world, or any worsening of those conflicts or geopolitical tensions, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In addition, heightened use of trade restrictions and sanctions, including tariffs or prohibitions on technology transfers to achieve diplomatic ends could impact our ability to conduct our business as planned.
As discussed in greater detail above in our risk factor titled "Our actual or perceived failure to comply with privacy, data protection, information security, and other applicable laws, regulations, and obligations could harm our business," recent changes in privacy and data protection laws in a number of countries and supranational organizations have created uncertainty around the requirements related to transfers of personal data between jurisdictions, including transfers to the United States. As a result of this uncertainty, our current and potential customers in certain regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. Further, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
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
Our agreements with certain of our customers or other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from the use of our network and products or other acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. We have in the past been sued on the basis of alleged violation of intellectual property rights in the form of patents and trade secrets. Although we were successful in defending the claims to date, as we continue to grow, the possibility of these and other intellectual property rights claims against us may increase. For any intellectual property rights indemnification claim against us or our customers, we may incur significant legal expenses and have to pay damages, pay license fees and/or stop using technology found to be in violation of the third party’s rights. Large indemnity payments could harm our business, results of operations, and financial condition. We may also have to seek a license for the disputed technology, but such a license may not be available on reasonable terms, if at all, and may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver certain products. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our network or products, which could negatively affect our business.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of September 30, 2023, we had more than 265 issued patents and 75 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
•issuance of shares of our Class A common stock and Class B common stock, whether in connection with an acquisition, upon conversion of some or all of our outstanding 2026 Notes, or in connection with employee equity awards;
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including inflation and related changes in monetary policy, rising interest rates, volatile energy prices, and other impacts of the Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, or any worsening of those conflicts or geopolitical tensions.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 78.6% of the voting power of our capital stock, with our co-founders together holding approximately 55.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
Risks Related to our Outstanding Convertible Senior Notes
Repaying and servicing our existing and future debt, including our 2026 Notes, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. As of September 30, 2023, the remaining aggregate principal amount was $1,293.8 million of the 2026 Notes. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
We may not have the ability to raise the funds necessary for cash settlement upon conversion of the 2026 Notes or to repurchase the 2026 Notes for cash upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the 2026 Notes or to repurchase the 2026 Notes.
Holders of the 2026 Notes have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change (which is defined in the 2026 Indenture) at a repurchase price equal to 100% of the principal amount of such 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date for such series of 2026 Notes. In addition, upon conversion of the 2026 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2026 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2026 Notes surrendered or 2026 Notes being converted. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes at a time when the repurchase is required by the 2026 Indenture or to pay any cash payable on future conversions of the 2026 Notes as required by the 2026 Indenture would constitute a default. A default under the 2026 Indenture or the occurrence of a fundamental change under the 2026 Notes could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or make cash payments upon conversions thereof in accordance with the terms of the 2026 Indenture. Any failure by us to repay the indebtedness and repurchase the 2026 Notes or make cash payments upon conversions thereof, in each case, when required to do so pursuant to the terms of the 2026 Indenture could harm our business, results of operations, and financial condition.
The conditional conversion feature of the 2026 Notes, when triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of the 2026 Notes is triggered, holders of the 2026 Notes are entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to the Notes may affect the value of our Class A common stock.
The conversion of some or all of the 2026 Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the 2026 Notes. The 2026 Notes may become convertible at the option of their holders under certain circumstances set forth in the 2026 Indenture. If holders of the 2026 Notes elect to convert their 2026 Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, from time to time, we may enter into certain exchange transactions with respect to the 2026 Notes which may also cause dilution to our existing stockholders. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A common stock for $400.0 million in aggregate principal amount of the 2025 Notes. In addition, during the three months ended September 30, 2023, we settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes for approximately 0.5 million shares of our Class A common stock. These conversions were exercised by the holders of the 2025 Notes in connection with our issuance of a redemption notice.

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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, the following “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 was adopted, as follows:
On August 21, 2023, Scott Sandell, a member of our Board of Directors adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 211,534 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 30, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
10.1*	2019 Equity Incentive Plan, as amended, and related form agreements.
10.2*	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: November 2, 2023	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2023	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)