Form 10-K
period 2023-12-31
Cloudflare, Inc.
filed 2024-02-21
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
____________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2023 as reported by the New York Stock Exchange on such date was approximately $9,021 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 7, 2024, 298,376,723 shares of the registrant's Class A common stock were outstanding and 39,282,522 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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
•the impact of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or the worsening or expansion of those conflicts or geopolitical tensions, and the related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•The Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or the worsening or expansion of those conflicts or tensions, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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
The result is that a major architectural shift at the network layer is underway. Previously, enterprises would often string together a diverse set of on-premises hardware boxes from different vendors to solve their network challenges. As these solutions move to the cloud, the network latency, support complexity, and cost of overhead makes stringing together multiple point-cloud solutions that only address specific network needs also untenable. Customers are therefore looking to consolidate behind a single, global provider that operates in the cloud — what has been described as a “Connectivity Cloud".
Cloudflare is a leader in this Connectivity Cloud category. We deliver a broad range of services to businesses of all sizes and in all geographies — making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Our network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across on-premises, hybrid, cloud, and software-as-a-service (SaaS) applications. We serve comprehensive customer needs across security and connectivity, and increasingly, the distributed and programmable nature of our network is resulting in customers building their applications on top of our network, too — including both traditional applications and those that are enhanced with artificial intelligence (AI).
Our Network
We have built an efficient, scalable, programmable network that allows us to rapidly develop and deploy our products for our customers and that is architected to be flexible, scalable, and get more and more efficient as it expands. Our network is designed to be able to grow capacity quickly and inexpensively; to allow for every server, in every city, to run nearly every Cloudflare service; and to allow us to shift customers and traffic across our network efficiently. We refer to this architecture as “serverless” because it means we can deploy standard, commodity hardware, and our product developers and customers do not need to worry about the underlying servers. Our software is designed to manage the deployment and execution of our product developers’ code and our customers’ code across our network. Because we manage the execution and prioritization of code running across our network, it means that we are both able to improve the performance of our highest paying customers, and also effectively leverage idle capacity across our network.
We have chosen to utilize this idle capacity to create a free tier of service which has generated substantial global scale for us. In turn, this scale makes us attractive partners for Internet Service Providers (ISPs) globally, which reduces our co-location and bandwidth costs. As our network grows, these dynamics become even more powerful. Today, our network spans more than 310 cities in over 120 countries worldwide and interconnects with over 13,000 networks globally, including major ISPs, cloud services, and enterprises.
Increasingly, we are finding that our customers are also using our network to build their applications too. We believe this programmable feature of our network is attractive to our customers for a number of reasons, including:

•the global reach of our network and how it puts our customers’ applications closer to the world's Internet-connected population;
•the nature of our serverless offering, meaning that rather than having to worry about regions, or the deployment and scaling of containers as applications grow in popularity, we do it automatically for them; and
•our ongoing deployment of graphics processing units (GPUs) across our global network of servers, which will help our customers build performant AI into their applications natively.
Growth Strategy
Key elements of our growth strategy include:
•Acquire New Customers: We believe that anyone that relies on the Internet to deliver products, services, or content can be a Cloudflare customer. We plan to continue to grow our customer base across all of our offerings—contracted, pay-as-you-go, and free.
◦Contracted and Pay-As-You-Go: We are focused on the continued growth of our paying customer base, particularly contracted customers (our customers on an Enterprise plan) and large customers. We also are continuing to focus on growth in our pay-as-you-go customers (those on paid Pro and/or Business plans) that is predominantly used by our small and medium customers.
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
Our Products
We deliver a suite of deeply integrated products that serve as a unified control plane for our customers, allowing them to build, connect, and secure web applications and corporate infrastructure. Customers can quickly and easily join Cloudflare by using just one of our products and then expand their usage of Cloudflare over time by adding additional products. Our full suite of products consists of (1) our website and application services to deliver security, performance, and reliability for an organization's websites, applications, and application programming interfaces (APIs), (2) our secure access service edge (SASE) platform — Cloudflare One — which contains our suite of Zero Trust and network services solutions to help ensure traffic in and out of an organization’s internal network and devices is verified and authorized as well as to securely connect data centers, cloud services, and branch offices to an organization with our Connectivity Cloud, (3) our developer-based solutions to build and deploy serverless applications with scale, performance, security and reliability, and (4) our consumer offerings.
Website and Application Services
Cloudflare offers a suite of website and application services products to help ensure that Internet properties such as websites, applications, and APIs that are exposed to the Internet are safe from attack, and are fast and reliable. This suite of products also includes analytics products to provide a customer with the ability to build customized analytics to provide insights and intelligence to further protect and accelerate their Internet properties, such as monitoring threats, searching for specific search engine crawlers, understanding DNS query traffic, and analyzing real time data traffic.
Website and Application Security
We provide an integrated cloud-based security solution designed to secure any combination of platforms, including public cloud, private cloud, on-premises, SaaS applications, and “Internet of things” devices. Our primary website and application security product offerings include:
•Web Application Firewall (WAF): Protects a customer’s Internet properties from common vulnerabilities like SQL injection attacks, cross-site scripting, and cross-site forgery requests, with no changes to the customer’s existing infrastructure.
•Bot Management: Detects and manages undesired or malicious Internet traffic generated by malicious software programs called bots, while still allowing useful bots to access Internet properties through machine learning and behavioral analytics.
•Distributed Denial of Service (DDoS) Protection: Protects a customer’s website applications from DDoS attacks, which are malicious attempts to disrupt the normal operations of an application, targeted server, service or network by overwhelming the target or its surrounding infrastructure with a flood of Internet traffic.
•API Gateway: Keeps customer APIs secure and productive with API discovery, integrated API management and analytics, and layered API defenses.
•SSL / TLS Encryption: Manages encrypted secure socket layer (SSL) and transport layer security (TLS) web traffic to prevent data theft and tampering to improve security as well as application and website productivity. Advanced Certificate Manager (ACM) also provides a consolidated certificate management experience with greater configuration for managing multiple certificates.
•Rate Limiting: Provides the ability to configure thresholds, define responses, and gain valuable insights into specific URLs of websites, applications, or API endpoints.
•Script Management (Page Shield): Protects website visitors from customer-side attacks that target vulnerabilities directly in the browser environment.
•Security Center: An actionable dashboard that provides insights into threats, risks, and configuration suggestions, acting as a security practitioner’s home page.
Website and Application Performance
Our website and application performance solutions improve conversions, reduce churn, and improve visitor experiences by accelerating web and mobile performance, while keeping applications available and allowing our customers to run their digital operations much more efficiently. Our primary website and application performance product offerings include:
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
•Web Optimization: Adjusts automatically the way content is delivered based on the particular device accessing the site to improve speed without affecting the customer’s Internet property look or features.
•Cache Reserve: Serves a limited copy of a cached website, to keep it online for a customer’s visitors should the customer’s origin server go down.

•Cloudflare Waiting Room: Allows organizations to route large volumes of users to a custom-branded virtual waiting room, helping preserve customer experience and protect origin servers from being overwhelmed with requests.
•Cloudflare Data Localization Suite: Sets rules and controls at the network edge about where data is stored and protected, while taking advantage of Cloudflare's global network.
SASE Platform (Cloudflare One)
Our SASE platform combines network services and Zero Trust security through the Cloudflare One suite of products to provide a comprehensive, cloud-based network-as-a-service solution that is designed to be secure, fast, reliable, and define the future of the corporate network. Whereas some large companies had built their own proprietary networks to control and protect their employees working in virtual space, that model had significant limitations, including a price tag that was prohibitive for most companies and an inability to adapt well to increased use of mobile devices and remote work. By leveraging the public Internet, Cloudflare One brings together in a single pane of glass how employees connect, on-ramps for branch offices, secure connectivity for applications, and controlled access to SaaS applications.

Network Services

These products help our customers connect, secure, and accelerate their corporate networks, without the need to manage legacy network hardware. This effectively enables Cloudflare to act as a secure wide area network (WAN) for all entities on a corporate network regardless of what device they use or where they are located.
•Magic WAN: Connects and routes traffic between different networks within an enterprise, which are often broadly geographically dispersed, across Cloudflare's global network.
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
•Cloudflare Network Interconnect: Direct Internet connectivity between Cloudflare’s global network and on-premises networks wherever they are, whether over a private network interconnect or over an Internet exchange.
•Spectrum: Extends Cloudflare’s speed, security, and reliability functionality to TCP/UDP applications at the transport layer of the Internet, such as gaming applications and voice over Internet protocol (VoIP) applications.

Zero Trust Security

These products shield users of a corporate network from attacks, inspect traffic for threats, and apply privilege rules to grant access to the customer's data and applications.
•Cloudflare Access: Enforces Zero Trust application access based on identity.
•Cloudflare Gateway: Filters all traffic crossing to customer employee devices to prevent malicious traffic reaching end-user devices.
•Remote Browser Isolation: Runs a customer's browsers in the cloud as opposed to on-device, insulating devices from attacks.
•Cloud Access Security Broker (CASB): Provides visibility and control over SaaS applications to help prevent data leaks and compliance violations.
•Cloud Email Security: Protects users of a corporate network from phishing, business email compromise, and email supply chain attacks.
•Data Loss Prevention: Inspects HTTP/S traffic for sensitive data like personally identifiable information (PII) and prevents exfiltration of customer information with allow or block policies.

Developer-based Solutions
By leveraging our serverless platform, developers can build serverless applications on our network that scale without needing to spend time and effort on infrastructure or operations. This enables developers to deliver more performant applications that have global scale, all while improving their productivity. Our primary developer-based solutions include:
•Cloudflare Workers: Allows developers to augment existing applications or create entirely new ones through a lightweight execution environment without configuring or maintaining infrastructure.
•R2 Object Storage: Provides global object storage and the ability to create multi-cloud architectures for data storage.
•Workers KV: Helps developers manage states for their applications with a globally distributed key-value storage.
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
Consumer Offerings
Our consumer products make it easy for individuals to have a performant and secure Internet experience. Adoption of our consumer offerings makes our business offerings more powerful and adoption of our business offerings improves our consumer offerings. Our consumer offerings also have been an effective and differentiated marketing channel to increase the awareness of our brand. Our primary consumer product offerings include:
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
•Cloudflare Registrar: Offers secure registration and management of domain names.

Our Customers

We view our millions of free and paying customers, which manage millions of Internet properties on our network, as part of a broad, global community.
As of December 31, 2023, we had approximately 190,000 paying customers across more than 120 countries. Our paying customer base is highly diversified across organizations of all sizes in every major industry vertical including technology, healthcare, financial services, consumer and retail, industrial, non-profit, and government. Our large customer count has increased from 1,416 as of December 31, 2021 to 2,042 as of December 31, 2022 to 2,756 as of December 31, 2023. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the definitions of our "paying customers" and "large customers."
No single customer accounted for more than 10% of our revenue in the years ended December 31, 2021, 2022, or 2023.

Environmental, Social, and Governance

We believe a better Internet can be not only a force for good but also an engine of global sustainability. Cloudflare Impact — the platform for our corporate social responsibility and sustainability programs — was launched in 2021 and is organized around three core beliefs:
•a better Internet is principled;
•a better Internet is for everyone; and
•a better Internet is sustainable.
As a signatory to the United Nations Global Compact, we are committed to the United Nations Ten Principles and supporting the United Nations Sustainable Development Goals, with annual tracking of our progress. To that end, we document and publish our company-wide direct and indirect emissions consistent with the Greenhouse Gas Protocol, and have committed to powering our operations with 100% renewable energy based on methodology developed by RE100, a global corporate renewable energy initiative. In 2023, we committed to setting near-term company-wide emissions reductions in line with climate science with the Science Based Targets initiative.
We are also committed to respecting human rights under the United Nations Guiding Principles on Business and Human Rights, and advancing and protecting freedom of expression and privacy consistent with the Global Network Initiative (GNI) Principles. As part of those commitments, we continue to develop our internal human rights practice, including mandatory human rights training for all employees, incorporating human rights due diligence into our operations, and multi-stakeholder engagement including through GNI and the United Nations Human Rights Office of the High Commissioner's B-Tech Project, Community of Practice.
In 2023, we conducted our first GNI Assessment, which is a comprehensive audit of our human rights systems, policies, and procedures associated with implementing the GNI Principles. The results of our assessment were presented to GNI's multi-stakeholder board, which includes information and communication technology companies, civil society organizations (including human rights and press freedom groups), academic experts, and investors from around the world, for review and evaluation.
Our Board of Directors, through its nominating and corporate governance committee, oversees Cloudflare Impact and its related corporate social responsibility and sustainability programs and our other environmental, social, and governance (ESG) initiatives and programs. Additional information regarding our ESG initiatives and programs can be found in the latest Cloudflare Impact Report and ESG Index, which are located on our website at https://www.cloudflare.com/impact/. The Cloudflare Impact Report, as well as the ESG Index and Emissions Inventory, are updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.
Initiatives We Support
In support of our mission, we have launched various initiatives to help build a better Internet, including:
•Project Galileo: Since 2014, we have equipped at-risk public interest groups with a set of our products at no cost to defend themselves against attacks that would otherwise censor their work. In December 2022, we extended our Zero Trust security solutions to organizations under Project Galileo at no cost to further protect against security problems such as data loss, malware, and phishing. The more than 2,400 recipients of services under Project Galileo include independent journalists reporting on repressive regimes, minority rights and arts groups in closed societies, and civil society organizations supporting democratic movements.
•Athenian Project: We created the Athenian Project to ensure that state and local governments’ election websites have the highest level of protection and reliability for free, including through our Zero Trust security solutions. We have provided these benefits to more than 390 state and local election websites.
•Cloudflare for Campaigns: Since 2020, the Cloudflare for Campaigns program has provided security services to help political campaigns and state political parties in the United States and around the world defend against cyber attacks and election interference. We allow any eligible campaign to access a variety of our security services, including enhanced firewall protection, DDoS attack mitigation, as well as internal data management and security controls.
•Project Cybersafe Schools: In August 2023, we launched Project Cybersafe Schools as part of the White House's Back to School Safely: K-12 Cybersecurity Summit. As part of the program, we provide eligible school districts with Zero Trust security solutions that help minimize exposure to harmful online content and common cyber threats such as phishing and credential harvesting. We provide these products for free and with no time limit. Currently, more than 26 school districts in 14 U.S. states participate in the program.
Our Technology
Our distributed and proprietary network is the core of our technology and enables us to move data seamlessly from nearly any point on earth in a fast, efficient, and reliable manner. Our network has been built from the ground up as a single software stack we developed that runs our products in more than 310 cities and over 120 countries worldwide. This allows us to scale quickly while offering a wide range of products and simultaneously lowering operating expenses.

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
Sales
We have a multi-pronged go to market approach that allows us to efficiently serve the needs of very small to very large customers. By using a combination of web self-service, direct sales, and indirect sales, we are able to serve customers across a wide range of sizes, geographies, and vertical markets.
We offer self-service access to certain of our products through our website and hosting partners where customers can either start on a free or paid plan and, as we demonstrate value, upgrade over time. Those customers on paid Pro and/or Business plans, which we refer to as “pay-as-you-go” customers, are able to sign up for plans of bundled products as well as individual offerings that are payable monthly or annually. Pay-as-you-go customers are able to onboard and customize our products through our console and pay for their subscription using a credit card. Our automated and easy to use process enables us to efficiently onboard new customers or existing customers to new products without requiring any interaction with our sales team. As pay-as-you-go customers evolve their usage of our products, some upgrade to an Enterprise plan for greater control, higher service levels and terms, or productivity-related tools while existing contracted customers can add their increased usage or expanded products to their bills. We refer to customers on an Enterprise plan as “contracted” customers.
We sell directly to contracted customers through our global, technically-oriented inside and field sales teams, and indirectly through our ecosystem of channel partners that includes managed service providers, resellers, distributors, and global system integrators. For large contracted customers, our relationships often start with a portion of the customer’s overall network, security and application needs and expand over time as they consolidate other vendors’ services and increase their adoption of our products and services.
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
Competition
We compete in the market for network services primarily across three categories:
•On-premises network hardware vendors. We compete with companies in this category to provide security, performance, and reliability services. We believe we are positioned favorably against these vendors with our cloud-based, multitenant approach that is better suited to an increasingly cloud-based world and that allows customers to treat our services as operational as opposed to capital costs.
•Point solution vendors, which provide cloud-based products and services to address a single use case or challenge, in various categories including cloud security vendors, content delivery network (CDN) vendors, domain name system (DNS) services vendors, email security vendors, and cloud SD-WAN vendors. Providers in these categories are all focused on delivering cloud-based point solutions. However, customers are increasingly looking for an integrated infrastructure platform offering security, performance, and reliability through a single vendor.

•A subset of services provided by traditional public cloud vendors. We believe customers want the ability to manage a consistent policy across their on-premises, cloud, hybrid, and SaaS vendors, and be able to enforce that policy through an independent and integrated services provider. Customers are concerned about being locked in to any one public cloud provider. Our ability to efficiently and inexpensively move data between multiple clouds allows our customers to pick and choose the best from any cloud provider without fearing lock-in. Furthermore, unlike some public cloud providers, our business model aligns fully with the interests of our customers. We do not sell user data. We do not aim to compete with our customers.
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

Human Capital Resources
As of December 31, 2023, we had 3,682 full-time employees, including 1,592 employees located outside of the United States. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights. As of December 31, 2023, we had 290 issued patents and 67 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. Our issued patents are scheduled to expire between 2030 and 2043, and cover various aspects of our network and products. In addition, we have registered “Cloudflare” as a trademark in the United States and other jurisdictions, and we have filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Cloudflare” (including “Cloudflare.com”).
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
We have used, and intend to continue to use, our website, investor relations website, news website (https://www.cloudflare.com/press), blog (https://blog.cloudflare.com), and social media accounts, including our X account (@Cloudflare), our Facebook account (@Cloudflare), and our Instagram account (@cloudflare), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $183.9 million, $193.4 million, and $260.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, and as of December 31, 2023, we had an accumulated deficit of $1,023.8 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $1,296.7 million, $975.2 million, and $656.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The United States, Europe, and the United Kingdom have recently experienced historically high levels of inflation. Although inflation levels have begun to decrease in the United States, the United Kingdom, and Eurozone, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise or maintain, high interest rates and may implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and result in other similar or unexpected effects. For example, the decrease in values of government-issued securities resulting from higher interest rates may have played a significant role in the failures of Silicon Valley Bank and Signature Bank during the first quarter of 2023, the circumstances resulting in the UBS takeover of Credit Suisse during the second quarter of 2023, and generalized uncertainty confronting a number of other financial institutions.
Downturns in economic conditions — including inflation, rising interest rates, reductions in business confidence and activity, the curtailment of government or corporate spending, volatile financial markets, the actual or perceived failure or financial difficulties of additional financial institutions, ongoing supply chain disruptions, and reduced demand for products and services across a variety of industries — have in the past and may in the future affect our business and our current and prospective customers and their industries adversely. For example, during an economic downturn, our current and prospective customers may suffer from reduced operating budgets. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products or reduce or cut their budget to otherwise expand their subscriptions to our products. Moreover, our competitors may respond to market conditions by lowering prices and attempting to lure away our customers.
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
The Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or the worsening or expansion of those conflicts or tensions, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
The Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions globally, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
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
•deteriorating general economic conditions, including inflation, rising interest rates, and the actual or perceived failure or financial difficulties of financial institutions; and
•impacts of the Hamas-Israel and Russia-Ukraine conflicts or other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions.
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
Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our pay-as-you-go customers pay with a credit card on a monthly or annual basis and can terminate their subscriptions, or switch to less expensive subscription plans, at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into longer term agreements typically ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of our uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Should certain of our contracted customers, especially our large customers, terminate their agreements, or reduce their expenditures, with us, our financial condition and results of operations may materially suffer. In addition, as we continue to increase our number of large customers, and the amount of revenue we receive from large customers, this risk may increase.
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
Our current competitors include a number of different types of companies, including:
•on-premises network hardware vendors;
•point solution vendors, which provide cloud-based products and services to address a single use case or challenge, in various categories including cloud security vendors, content delivery network (CDN) vendors, domain name system (DNS) services vendors, email security vendors, and cloud SD-WAN vendors; and
•traditional public cloud vendors.
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
A substantial majority of our revenue in the year ended December 31, 2023 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our Cloudflare One suite of solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. Changes in the senior leadership of our sales team, such as the departure of our former President of Revenue and the hiring of our new President of Revenue in February 2024, also could negatively impact our ability to retain current members of our sales team. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these incremental sales hires could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, if we fail to effectively train and integrate new hires, it could negatively impact the existing sales and marketing personnel and their productivity, relationships with our customers, our ability to generate a pipeline of new customers, and our ability to increase revenue.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 2,439 employees as of December 31, 2021, to 3,217 employees as of December 31, 2022, to 3,682 employees as of December 31, 2023. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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

From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, during 2023, we hired several new members of our senior management team, including our Senior Vice President, Engineering; Senior Vice President, Chief Security Officer; and Senior Vice President, Chief People Officer, and our Chief Product Officer left the Company. In addition, in February 2024, our former President of Revenue departed and we hired our new President of Revenue. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
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
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. For example, in the year ended December 31, 2023, we increased our operating expenses to $1,175.2 million as compared to $943.8 million and $637.0 million in the years ended December 31, 2022 and 2021, respectively. In the year ended December 31, 2023 we decreased our net loss to $183.9 million as compared to $193.4 million and $260.3 million in the years ended December 31, 2022 and 2021, respectively. As a result, we may continue to operate at a loss or our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
We generate revenue primarily from subscriptions to our products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for some of our newer subscription plans and products, as well as our bundled sales of products and solutions and our recently-introduced professional services to assist some of our large customers in their migration from existing vendors and otherwise with the configuration and use of our products. As the markets for our products mature, as we enter into newer product markets for our business, as we shift the way in which we sell our products and solutions, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
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
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as value-added channel partners, referral partners, systems integrators, global platform providers, telecommunications companies, and managed security service providers. Developing, expanding, and retaining these strategic relationships has played, and will continue to play, an increasingly greater role in our sales efforts, especially with our large customers. However, identifying these types of strategic partners, negotiating and documenting our business and contractual relationships with them, maintaining application programming interfaces (APIs) that some of our strategic partners use to interact with our business, and monitoring the actions of our channel partners and their relationships with our end customers, each require significant time and resources. While in some cases our contractual arrangements with our strategic partners have terms of one year or longer, in many cases these arrangements are short-term in nature and can be terminated on 90 days advance notice. Our competitors also may be effective in providing incentives to third parties to favor their products or services over subscriptions to our products. In addition, acquisitions of such strategic partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers or may seek to terminate their relationships with us. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our network and products. If we are unsuccessful in establishing, expanding, or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations, and financial condition may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products by, or increased revenue from, our paying customers and large customers.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support. Failure to maintain high-quality customer support could have an adverse effect on our business, results of operation, and financial condition.
We believe that the successful adoption and usage of our network and products requires a high level of support and engagement for many of our customers, particularly our large customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our network and products, migrating from their existing vendors, resolving performance issues, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber attacks and performance and reliability problems that may arise from time to time. The IT architecture of our contracted customers, particularly the larger organizations, is very complex and may require high levels of focused technical support to effectively migrate from each customer's existing vendors and to utilize our network and products. Because our network and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our network and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with large customers in highly regulated industries, as well as our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition. In addition, we have recently begun providing professional services to assist some of our large customers in their migration from existing vendors and otherwise with the configuration and use of our products. We do not have significant experience in providing professional services or determining the pricing for such services, and our failure to provide such services effectively or at pricing that appropriately reflects our costs of providing such services could negatively impact our customer satisfaction and retention and our results of operations.
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
We derive a portion of our revenue from contracts with government organizations, and we believe the success and growth of our business will in part depend on adding additional public sector customers. However, demand from government organizations is often unpredictable, and we cannot assure you that we will be able to maintain or grow our revenue from the public sector. Sales to government entities are subject to substantial additional risks that are not present in sales to other customers, including:
•selling to government agencies can be more competitive, expensive, and time-consuming than sales to other customers, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•increasing numbers of U.S., European, or other government certification and audit requirements potentially applicable to our network, including FedRAMP in the United States, are often difficult and costly to obtain and maintain, and failure to do so will restrict our ability to sell to government customers in the applicable jurisdictions;
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
In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal, state, and local governmental organizations, as well as foreign governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including expanded compliance obligations under the Federal Acquisition Regulations (FARs). Failure to comply with these laws, regulations, and requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have an adverse effect on our business, results of operations, and financial condition. For example, the U.S. Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with vendors under the False Claims Act and other statutes related to misrepresenting cybersecurity practices or protocols, pricing and discount practices and compliance with certain provisions of GSA contracts. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenue, results of operations, and financial condition. Any inability to address these risks and challenges could reduce the commercial benefit to us or otherwise preclude us from selling subscriptions to our products to government organizations.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflicts between Hamas and Israel and between Russia and Ukraine, and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of February 21, 2024, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
In addition, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we identify companies that we would like to buy, we may also face antitrust, competition, and other regulatory scrutiny that may limit our ability to complete such acquisitions. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or integrate and retain the people, technologies or customers associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process in connection with an acquisition will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. We also frequently provide significant incentives for key employees of acquired companies to remain as our employees after the completion of the acquisition in order to facilitate integration and allow us to achieve the benefits we expect from the acquisition, but these incentives may not prove to be successful in retaining those new key employees. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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

Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our initial public offering (IPO) and in the issuances and sales of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes). Although we currently anticipate that our existing cash, cash equivalents, and available-for-sale securities, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.
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
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products has been in the past, and may be in the future, disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. For example, in November 2023, we detected that a likely nation-state threat actor had gained unauthorized access to one of our internal systems. While we immediately began investigating the intrusion and believe we cut off the threat actor’s access prior to significant impact on our customer data or systems, we expect we will continue to be subject to similar threats of unauthorized access in the future and we may not be as successful in quickly identifying such intrusions and mitigating the impacts of such intrusions. We also face the possibility of security threats from other sources, such as employee or contractor errors (such as errors in utilizing artificial intelligence or machine learning in our products or in the operation of our business) or malfeasance. For example, hostile third parties, including nation-states, may seek to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products. In addition, as our business grows and we employ more employees and engage more contractors in more countries around the world, our ability to supervise the actions of our employees and contractors will decrease and the risk of an employee or contractor error or act of malfeasance will increase. These security threats from third parties are also likely to increase as the numbers, sizes, and types of customers using our network and products increases, particularly our customers that are involved in particularly sensitive industries or activities, such as banking and finance companies and governmental entities or in relation to elections in the United States or elsewhere. Additionally, artificial intelligence and machine learning may increase cybersecurity risks we face through, for example, being used to increase the prevalence or intensity of cyber attacks.
While we have implemented security measures internally and have integrated security measures into our network and products, these measures have not always functioned as expected and have not always detected or prevented all unauthorized activity, prevented all security breaches or incidents, mitigated all security breaches or incidents, or protected against all attacks or incidents and these types of security failures could occur again in the future. For example, we have experienced multiple social engineering attacks where third parties have attempted, and in limited cases succeeded, in breaching our network perimeter security. While these attacks did not effectively get beyond our network perimeter security and we have not suffered any material consequences as a result of these breaches, we cannot be certain that future breaches will be avoided or, if future breaches are successful, that we will not experience material detrimental impacts, particularly if those breaches involve third party access to decrypted or other sensitive data. In addition, there is risk that the vendors we use may be attacked and the controls we have in place are bypassed and our data accessed as a result. For example, one of the IT tools our employees used internally until the first quarter of 2023 was the subject of a large security incident in December 2022, which resulted in unauthorized parties stealing large amounts of the IT tools' customers’ data, including our data. We are not aware of any of our systems having been compromised as a result of this security incident due to additional required authorization and authentication events we have in place, particularly when accessing sensitive systems and resources, and we have since changed to using a new IT tool internally. In addition, in March 2022 and October 2023, breaches of the systems of our identity access management vendor resulted in attacks on our systems. While we quickly discovered these resulting attacks on our systems and believed we had fully contained their impact on our systems and data, the October 2023 breach of our systems contributed to the November 2023 intrusion of our systems by a likely nation-state threat actor. While none of these incidents had a material impact on our business, results of operations or financial condition, we cannot be certain that compromises of our systems will not happen in the future as a result of these incidents or other similar incidents with third party vendors that we use to help secure our internal systems and that such incidents will not have a material impact on our results of operations or financial condition. Such incidents, whether or not successful, could result in our incurring significant costs related to, among other things, changes to our internal systems, remediating or replacing equipment within our global network, implementing additional threat protection measures, making modifications to our products and our global network, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with credits under our agreements with them or other incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Because these threats are constantly evolving, we believe successfully defending against them or implementing adequate preventative measures will become increasingly challenging.
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 310 cities and over 120 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we have in the past faced, including in connection with the November 2023 intrusion of our systems, and may in the future face, increased costs in the event of actual or perceived security breaches or other security-related incidents. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during recent years, we and our customers face increased risks to the security of infrastructure and data, and geopolitical tensions or events such as the Hamas-Israel and Russia-Ukraine conflicts also may increase these risks. We cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
While the June 2019 route leak and the network outages did not have a material impact on our business, results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future.
We also provide frequent updates and enhancements to our network and products, which increase the possibility of errors. Our quality assurance procedures and efforts to report, track, and monitor issues with our network has not always been sufficient to ensure we detect any such defects in a timely manner. For example, in the past we have made errors that have contributed to outages on our global network or to the leak of customer data. There can be no assurance that our software code is or will remain free from actual or perceived errors, failures, vulnerabilities, or bugs, or that we will accurately route or process all requests and traffic on our network. Given the trillions of Internet requests that route through our network on a monthly basis and the large array of Internet properties (e.g., domains, websites, APIs, and mobile applications) we service, the impact of any such error, failure, vulnerability, or bug can be large in terms of absolute numbers of affected requests and customers.
Actual or perceived problems with our network or systems, or those of our vendors, contractors, or those with which we have strategic relationships, could result in actual or perceived breaches of our or our customers’ networks and systems or data and/or subject us to reputational or financial harm. We are also required to comply with complex and evolving laws, regulations, and standards in many jurisdictions, including regarding our notifications to government agencies or public disclosures with respect to actual or perceived cybersecurity or personal data breaches, or other cybersecurity incidents, which could subject us to additional liability and reputational harm or lead to claims and litigation, indemnity obligations, regulatory reporting and/or audits, proceedings, and investigations and significant legal fees, significant costs for remediation, the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate, or work around errors or defects, to address and eliminate vulnerabilities, and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or incident. Our compliance efforts are complicated by the fact that these requirements and obligations may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions.
Actual or perceived breaches or other security incidents could also damage our relationships with our existing customers and have a negative impact on our ability to attract and retain new customers. Because our business is focused on providing secure and high performing network services to our customers, we believe that our products and the networks and systems we use in our business could be targets for hackers and others, and that an actual or perceived breach of, or security incident affecting, our networks, systems, or data, could be especially detrimental to our reputation, customer and channel partner confidence in our solution, and our business. Additionally, our products are designed to operate without interruption, including up to a 100% uptime guarantee for our Business and Enterprise plans. If a breach or security incident were to impact the availability of our network and products, our business, results of operations, and financial condition, as well as our reputation, could be adversely affected.
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
As of December 31, 2023, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 310 cities and over 120 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
As we have expanded our global network, for efficiency reasons we have increased the amount of automation that is used to update and maintain our network. While we believe this increased automation generally makes our network more reliable and robust, if portions of this automation were to fail then the impact could apply to all or substantially all of our co-location facilities, instead of the more localized impact if we were not using automation. In addition, the components of our global network are interrelated, such that disruptions or outages affecting one or more of our network co-location facilities may increase the strain on other components of our network. Concurrent disruptions or outages at one or more of our network co-location facilities may lead to a cascading effect in which heightened strain on our network causes further disruptions or outages, particularly within the regions where the disruptions and outages occur. In addition, the failure of any of our core co-location facilities for any significant period of time, particularly our U.S. core co-location facility, could place a significant strain upon the ongoing operation of our business, as we have only limited redundant functionality for these facilities. Such a failure of a core co-location facility could degrade and slow down our network, reduce the functionality of our products for our customers, result in gaps or loss in customer analytics or functionality with respect to some of our products, impact our ability to bill our customers, result in the loss of customers or reduction in their purchases from us due to dissatisfaction with the reliability of our products and network, and otherwise materially and adversely impact our business, reputation, and results of operations.
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
Companies are increasingly subject to a wide variety of attacks on their networks and systems, including traditional computer hackers; malicious code, such as viruses and worms; DDoS attacks; sophisticated attacks conducted or sponsored by nation-states; advanced persistent threat intrusions; ransomware; phishing attacks and other forms of social engineering; employee, vendor, or contractor errors or malfeasance; and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees, or contractors. External events, like the ongoing conflicts between Hamas and Israel and between Russia and Ukraine and other areas of geopolitical tension around the world and elections in the United States and elsewhere, can increase the likelihood of attacks. No security solution, including our products, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Accordingly, our security products may be unable to detect or prevent a threat until after our customers are impacted. As our products are adopted by an increasing number of enterprises and by increasingly larger enterprises, it is possible that the individuals and organizations behind cyber threats will focus on identifying ways to circumvent or defeat our security products. If our network is targeted by attacks specifically designed to disrupt it, it could create the perception that our security products are not capable of providing adequate security. As a provider of security products, any perceived lack of security to our network or any of our products could erode our customers’ and potential customers’ trust in our network and products. Moreover, a high-profile security breach of, or security incident impacting, another cloud services provider could cause our customers and potential customers to lose trust in cloud solutions generally, and cloud-based products like ours in particular. Any such loss of trust could materially and adversely impact our ability to retain existing customers or attract new customers.
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
In the past we have been, and in the future we expect to be, transparent about our network, systems, products, and technology with our customers and the public in general. We believe that being rigorously and promptly transparent is an essential part of maintaining trust with our customers. At times, this transparency may result in us publicly disclosing information, including negative events, about our network, systems, products, and technology in circumstances where we may not be required to do so by applicable law. If and when we choose to make these types of non-legally required public disclosures, we may suffer reputational damage, loss of existing and potential new customers, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, significant costs for remediation, and other liabilities that could materially and adversely impact our business, reputation, and results of operations. In addition, we face increasing regulation requiring notifications to government agencies and/or public disclosures with respect to cybersecurity, critical infrastructure, privacy and data protection, and other incidents. If we do not believe the requirements of an applicable regulation have been triggered by an incident but we otherwise make a public disclosure about the incident, then one or more government regulators may seek additional information about the incidents or may allege that we failed to comply with our notification obligations to such agency or under applicable law. Such allegations could result in harm to our reputation, distraction to our senior management team, potential investigations and fines, and loss of customers, or result in other liabilities or adverse consequences on our business.
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
Through our network, we provide a wide variety of products that enable our customers and our customers' users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers and our customers' users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently, and in the future may be, subject to lawsuits and/or liability arising from the conduct of our customers and our customers' users. Additionally, the conduct of our customers and our customers' users may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites and other Internet properties. A number of these lawsuits involve copyright infringement claims, and courts in Italy and Germany have at times directed us to take action by removing access to content of certain websites and other Internet properties on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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
In addition, there are various laws and regulations that could impede the growth of the Internet or online services, and new laws and regulations may be adopted in the future. These laws and regulations could involve interconnection and network management; taxation; tariffs; privacy; data protection; information security; content; copyrights; distribution; electronic contracts and other communications; consumer protection; and requirements for the characteristics and quality of services, any of which could decrease the demand for, or the usage of, our products. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. If these changes are implemented, it could have an adverse and negative impact on our business. In addition, we may be banned from providing our products in certain countries, which would prevent our ability to grow our business in such markets and would also have a detrimental impact on the performance and scope of our network. Russia, for example, has blocked designated virtual private networks since December 2021, and included one of our products, Cloudflare WARP, in its list of banned services. These changes or increased costs could materially harm our business, results of operations, and financial condition.

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
Some countries are also considering or have enacted legislation and/or certification schemes requiring local storage and processing of data, or other sovereignty-oriented requirements, that could increase the cost and complexity of delivering our services. For example, the European Union Agency for Cybersecurity’s draft version of the European Cybersecurity Certification Scheme for Cloud Services would require EU data sovereignty for companies seeking to obtain the highest certification level.
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
In July 2023, the European Commission adopted an adequacy decision for the new EU-U.S. Data Privacy Framework, which is designed to address the concerns raised in the Schrems II case. However, the European Commission’s adequacy decision regarding this framework will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. While this new framework may serve as a means for cloud service providers like our company to freely transfer EU personal data to the United States, many aspects of this new framework remain uncertain. It has already been subject to legal challenge, and some customers and vendors are unwilling to rely on the new framework due to this uncertainty. In addition, in January 2023, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data.
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
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state, and local levels, and in many other countries, and plan to continue to expand the scale of our operations in the future. As a result, we are subject to income tax in the United States and a number of other jurisdictions. In the ordinary course of our global business, we are also subject to various jurisdictional rules regarding the timing and allocation of revenue and expenses, resulting in intercompany transactions and calculations where the ultimate tax determination is uncertain. To the extent taxing authorities may disagree with our positions, it could result in additional taxes, interest, and penalties.
Significant judgment is required in determining our worldwide provision for income taxes. Our effective income tax rate may be impacted by changes in the mix of earnings in countries with differing statutory tax rates, changes in non-deductible expenses, changes in excess tax benefits from stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, and the effects from acquisitions.
Changes in accounting principles, changes in global tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our provision for income taxes. For example, the United States enacted the Inflation Reduction Act in August 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on adjusted financial statement income, effective in taxable years beginning after December 31, 2022, and a 1% excise tax on share repurchases, effective for repurchases made after December 31, 2022, which could include transactions with respect to capped call transactions such as those we entered into in 2020 and 2021. Additionally, the Organization for Economic Cooperation and Development (OECD) published model rules within the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) to address the challenges arising from the digitalization of the global economy. The Inclusive Framework includes provisions related to the taxation of the digital economy and the establishment of a 15% global minimum tax under Pillar Two. While several countries have adopted, or intend to adopt, parts of the Inclusive Framework, some other countries are considering similar changes to their existing tax laws. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
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
We are subject to indirect taxes, such as payroll, sales, use, value-added, goods and services, property, and digital services taxes, in both the United States and various foreign jurisdictions. Sales and use, value-added, goods and services, and similar tax laws and rates vary greatly by jurisdiction. Our customers can be located in one jurisdiction, utilize our network and products through our network equipment in a different jurisdiction, and pay us from an account located in a third jurisdiction. This divergence, along with the jurisdiction-by-jurisdiction variance in tax laws, causes significant uncertainty in the tax treatment of our business. There is further uncertainty as to what constitutes sufficient physical presence or nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet. There is also uncertainty as to whether our characterization of our network and products as not taxable in certain jurisdictions will be accepted by national, state, and local taxing authorities. In determining our tax filing obligations, management has made judgments regarding whether our activities in a jurisdiction rise to the level of taxability. These judgments may prove inaccurate, and one or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales made by us.
We currently face, and in the future may continue to face, non-income tax audits. In the event of an adverse audit outcome, tax authorities could assert that we are obligated to collect additional taxes from our customers, which could exceed our estimated liabilities. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our network and products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our network and products, or otherwise harm our business, results of operations, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under certain circumstances, our income tax obligations may be reduced as a result of our net operating loss carryforwards and other tax attributes. As of December 31, 2023, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $1,385.1 million and $756.1 million, which will begin to expire in 2029 and 2030, respectively. We had net operating loss carryforwards for U.K. income tax purposes of $207.2 million that can be carried forward indefinitely. Also as of December 31, 2023, we had U.S. federal and state research and development tax credit carryforwards of $63.6 million and $29.8 million that will begin to expire in 2029 and 2039, respectively.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 48%, 47%, and 48% of our revenue from our international customers for the years ended December 31, 2023, 2022, and 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 310 cities and over 120 countries worldwide as of December 31, 2023. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Geopolitical events, including the ongoing conflicts between Hamas and Israel and between Russia and Ukraine or other areas of geopolitical tension around the world, or any worsening or expanding of those conflicts or geopolitical tensions, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In addition, heightened use of trade restrictions and sanctions, including tariffs or prohibitions on technology transfers to achieve diplomatic ends could impact our ability to conduct our business as planned.
As discussed in greater detail above in our risk factor titled “Our actual or perceived failure to comply with privacy, data protection, information security, and other applicable laws, regulations, and obligations could harm our business,” recent changes in privacy and data protection laws in a number of countries and supranational organizations have created uncertainty around the requirements related to transfers of personal data between jurisdictions, including transfers to the United States. As a result of this uncertainty, our current and potential customers in certain regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. Further, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
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
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our commercial relationship with JD Cloud. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have a strategic agreement with JD Cloud to provide solutions that accommodate the requirements imposed by Chinese regulations through JD Cloud's development and operation of facilities in China that are included as part of our network. Our original agreement with JD Cloud was announced in 2020 and was set to expire in April 2023. A new agreement, extending the relationship, was executed in April 2023 and is set to expire in March 2026. The new agreement contains economic terms that are less favorable to us than the terms of the original agreement. Consistent with the original agreement, our new agreement with JD Cloud is subject to earlier termination by either party under certain circumstances such as the other party’s material breach and can be terminated by JD Cloud under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of December 31, 2023, we had 290 issued patents and 67 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including inflation and related changes in monetary policy, rising interest rates, volatile energy prices, and other impacts of the Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, or any worsening or expanding of those conflicts or geopolitical tensions.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 75.4% of the voting power of our capital stock, with our co-founders together holding approximately 54.8% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. As of December 31, 2023, the remaining aggregate principal amount was $1,293.8 million of the 2026 Notes. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
The conversion of some or all of the 2026 Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the 2026 Notes. The 2026 Notes may become convertible at the option of their holders under certain circumstances set forth in the 2026 Indenture. If holders of the 2026 Notes elect to convert their 2026 Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, from time to time, we may enter into certain exchange transactions with respect to the 2026 Notes which may also cause dilution to our existing stockholders. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A common stock for $400.0 million in aggregate principal amount of the 2025 Notes. In addition, during the year ended December 31, 2023, we settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes for approximately 0.5 million shares of our Class A common stock. These conversions were exercised by the holders of the 2025 Notes in connection with our issuance of a redemption notice.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC (including, without limitation, the new SEC requirement to file current reports regarding material cybersecurity incidents) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses or significant deficiencies. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities, and we could incur substantial expenses.
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
The occurrence of any catastrophic event, including an earthquake, volcanic event, fire, flood, tsunami, the effects of climate change, or other weather event, power loss, telecommunications failure, software or hardware malfunction, epidemic or pandemic disease (such as the COVID-19 pandemic), cyber attack, military conflict or war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the greater Portland, Oregon area, both regions known for seismic and/or volcanic activity, and we also have a second core co-location facility in Luxembourg. Our insurance coverage may not compensate us in full or at all for losses that may occur in the event of any of these potential future catastrophic events. In addition, any of these catastrophic events could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
Our partners, suppliers, and customers are also subject to the risk of catastrophic events. In those events, our ability to deliver our products in a timely manner, as well as the demand for our products, may be divided on account of factors outside our control.
Further, the effects of climate change on the global economy and the technology industry are rapidly evolving. While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are focused on mitigating their own climate-related risks, there are inherent climate-related risks wherever business is conducted. Any of our locations may be vulnerable to the adverse effects of climate change. For example, our corporate headquarters in the San Francisco Bay Area and one of our core co-location facilities located in the greater Portland, Oregon area have experienced and may continue to experience, climate-related events and at an increasing frequency, including severe storms, floods, drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with these types of events. Additionally, it will remain difficult to mitigate the impact of these events on our employees who continue to work remotely. Changing market dynamics, global policy developments and increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of our partners, suppliers and customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We regularly face cybersecurity threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these and other security threats we face, and the security, performance, and reliability of our network and products has been in the past, and may be in the future, disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. While we have implemented security measures internally and have integrated security measures into our systems, network, and products, these measures have not always functioned as expected and have not always detected or prevented all unauthorized activity, prevented all security breaches or incidents, mitigated all security breaches or incidents, or protected against all attacks or incidents. We have experienced breaches of, and unauthorized access to, our internal systems in the past and we believe such breaches and unauthorized access and other incidents may happen again in the future. As of the date of the filing of this Annual Report on Form 10-K, we do not believe these risks from cybersecurity threats, including the results of prior cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, but there can be no guarantee that we will not experience such a security breach or incident in the future. Refer to Part 1, Item 1A “Risk Factors” of this Annual Report on Form 10-K for additional information regarding cybersecurity risks related to our systems, products, and network.
Particularly in light of the extensive cybersecurity risks facing our company and the fact that we provide cybersecurity products to our customers, we recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to protect our internal systems, our global network, and our customers’ data. We have established a multi-layered approach to manage our cybersecurity risks with preventative and detective capabilities enabled in our network and internal systems that are designed to protect against cyber threats. This approach to cybersecurity includes, among other things, annual and periodic enterprise-wide risk assessments; ongoing collaboration with our product and engineering teams for the purpose of securing our products, systems, data, and global network; a vulnerability management program focused on proactively identifying, triaging and mitigating security vulnerabilities within our systems, network and data through ongoing testing, penetration tests and other simulations; regularly required security training for all employees; and a comprehensive incident response process to identify, contain, and remediate cybersecurity incidents. We also engage with external cybersecurity assessors and consultants in evaluating and testing our risk management systems. These processes are integrated into our overall risk management systems and processes to promote a company-wide culture of cybersecurity risk management.

We are aware of the risks associated with engaging third-party service providers, so we have implemented processes to oversee and manage these risks. We conduct security assessments of third-party providers who may have access to sensitive information before engagement and maintain ongoing monitoring of their compliance with our cybersecurity standards. The monitoring includes periodic reviews conducted by our security team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.
Governance
Our Board of Directors, including through its audit committee, oversees our enterprise risk management processes, including our cybersecurity risk exposure and the steps management has taken to monitor, control, and address such exposure. The audit committee regularly reviews and discusses with our senior management, our internal audit team, and our independent auditor, our policies and processes designed to identify, monitor, and address enterprise risks, including risks from cybersecurity threats and incidents. This oversight and review of our risks from cybersecurity threats includes, among other things, our SVP, Chief Security Officer (CSO) providing regular quarterly briefings to our Board of Directors regarding cybersecurity threats, processes for preventing and/or addressing current threats, ongoing cybersecurity initiatives and strategy and regulatory compliance; our internal audit team reporting on a quarterly basis to the audit committee regarding cybersecurity and other enterprise risk management efforts and related audits and management action plans to mitigate risks by internal audits; and periodic other updates to our Board of Directors by our CEO and CSO in the event of specific critical cybersecurity threats.
Our CSO, who reports regularly and directly to our CEO, has primary responsibility for assessing, monitoring and managing our cybersecurity risks, including the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CSO, who joined us in 2023, has over 20 years of experience assessing and managing cybersecurity programs and cybersecurity risk at a number of different companies. Our internal security leadership team that reports to our CSO regularly communicates and meets to discuss cybersecurity threats and risk management, the effectiveness of our internal security programs, and cybersecurity emerging trends, risks, and incidents that may require increased focus. In addition, our internal audit team regularly reviews cybersecurity risks with our security team as part of our ongoing enterprise risk management program and conducts internal audits on various areas of cybersecurity risk. In addition, our CEO chairs an internal compliance committee that includes our CSO and other members of our security team and meets at least quarterly to review compliance with various laws, rules, and regulations applicable to our company, including with respect to cybersecurity matters.
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
Holders of Record
As of February 7, 2024, we had 59 holders of record of our Class A common stock and 109 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 13, 2019 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2023 with (ii) the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor's Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in each index on September 13, 2019 and the reinvestment of dividends. The graph uses the closing market price on September 13, 2019 of $18.00 per share as the initial value of our common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
Base Period 9/13/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Cloudflare
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period 9/13/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Cloudflare	$100.00	$94.78	$422.17	$730.56	$251.17	$462.56
S&P 500 Index	100.00	107.43	124.89	158.48	127.67	158.60
S&P 500 Information Technology Index	100.00	113.36	161.21	214.98	152.83	239.02

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and such disclosure can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which information is incorporated herein by reference. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year end is December 31.
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
•Contracted customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan, have contracts that typically range from one to three years and are typically billed on a monthly or annual basis. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and a smaller portion based on usage or per seat.
•Pay-as-you-go customers. For our pay-as-you-go customers, we offer the ability to purchase our products through our website. We make our pay-as-you-go product solutions available in several configurations. For customers securing and accelerating their Internet properties using our website and application services, we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Pay-as-you-go customers can subscribe to more than one solution and purchase add-on products and network functionality we offer to meet their more advanced needs. For pay-as-you-go or contracted customers who need a scalable Zero Trust security solution to secure users and internal resources using our Cloudflare One suite of products, we make these products available on a per seat basis. In addition, for developers building serverless applications, we offer our Cloudflare Workers product to these customers on a usage-based plan that is metered by requests and execution time. Our pay-as-you-go customers typically pay with a credit card on a monthly or annual basis for our Pro and Business subscription plans and on a monthly basis for our other pay-as-you-go plans and add-on products.

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
◦International reach. Our global network, with a presence in more than 310 cities and over 120 countries worldwide, has helped to foster our strong international growth. International markets represented 48%, 47% and 48% of our revenue in the years ended December 31, 2023, 2022, and 2021, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments and global events, such as the Hamas-Israel and the Russia-Ukraine conflicts and the potential expansion of those conflicts and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’ businesses. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Starting in the first half of 2022, potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increase in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth over that period (including with respect to new customers). We believe macroeconomic uncertainty could persist through 2024. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
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

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Gross profit	$989,740	$742,631	$509,292
Gross margin	76%	76%	78%
Loss from operations	$(185,485)	$(201,203)	$(127,684)
Non-GAAP income (loss) from operations	$122,017	$35,679	$(7,024)
Operating margin	(14)%	(21)%	(19)%
Non-GAAP operating margin	9%	4%	(1)%
Net cash provided by operating activities	$254,406	$123,595	$64,648
Net cash used in investing activities	$(186,201)	$(235,696)	$(709,322)
Net cash provided by (used in) financing activities	$(192,185)	$6,347	$847,486
Free cash flow	$119,464	$(39,769)	$(43,090)
Net cash provided by operating activities (as a percentage of revenue)	20%	13%	10%
Free cash flow margin	9%	(4)%	(7)%
Paying customers(1)	189,791	162,086	140,096
Paying customers (> $100,000 Annualized Revenue)(1)	2,756	2,042	1,416
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Year Ended December 31,
	2023		2022		2021

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$678,184	52%	$515,722	53%	$342,578	52%
Europe, Middle East, and Africa	356,569	28%	258,291	26%	172,129	26%
Asia Pacific	168,826	13%	133,353	14%	96,537	15%
Other	93,166	7%	67,875	7%	45,182	7%
Total	$1,296,745	100%	$975,241	100%	$656,426	100%
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

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Loss from operations	$(185,485)	$(201,203)	$(127,684)
Add:
Stock-based compensation expense and related employer payroll taxes	287,500	217,766	117,334
Amortization of acquired intangible assets	20,002	15,169	2,946
Acquisition-related and other expenses	—	3,947	380
Non-GAAP income (loss) from operations	$122,017	$35,679	$(7,024)
Operating margin	(14)%	(21)%	(19)%
Non-GAAP operating margin (non-GAAP income (loss) from operations as a percentage of revenue)	9%	4%	(1)%
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

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands)
Net cash provided by operating activities	$254,406	$123,595	$64,648
Less: Purchases of property and equipment	(114,396)	(143,606)	(92,986)
Less: Capitalized internal-use software	(20,546)	(19,758)	(14,752)
Free cash flow	$119,464	$(39,769)	$(43,090)
Net cash used in investing activities	$(186,201)	$(235,696)	$(709,322)
Net cash provided by (used in) financing activities	$(192,185)	$6,347	$847,486
Net cash provided by operating activities (as a percentage of revenue)	20%	13%	10%
Less: Purchases of property and equipment (as a percentage of revenue)	(9)%	(15)%	(14)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%
Free cash flow margin	9%	(4)%	(7)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 189,791, 162,086, and 140,096 as of December 31, 2023, 2022, and 2021, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 2,756, 2,042, and 1,416 as of December 31, 2023, 2022, and 2021, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended December 31, 2023, 2022, and 2021 were 115%, 122%, and 125%, respectively.

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
Loss on extinguishment of debt also consists of loss recognized from open market transactions to repurchase approximately $123.0 million in aggregate principal amount of the 2025 Notes for an aggregate of $172.7 million in cash (including accrued interest) (the 2025 Notes Repurchases). Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further detail.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue	$1,296,745	$975,241	$656,426
Cost of revenue(1)	307,005	232,610	147,134
Gross profit	989,740	742,631	509,292
Operating expenses:
Sales and marketing(1)	599,117	465,762	328,065
Research and development(1)	358,143	298,303	189,408
General and administrative(1)	217,965	179,769	119,503
Total operating expenses	1,175,225	943,834	636,976
Loss from operations	(185,485)	(201,203)	(127,684)
Non-operating income (expense):
Interest income	68,167	14,877	1,970
Interest expense	(5,872)	(4,984)	(49,234)
Loss on extinguishment of debt	(50,300)	—	(72,234)
Other income (expense), net	(4,372)	577	(794)
Total non-operating income (expense), net	7,623	10,470	(120,292)
Loss before income taxes	(177,862)	(190,733)	(247,976)
Provision for income taxes	6,087	2,648	12,333
Net loss	$(183,949)	$(193,381)	$(260,309)
_______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$7,967	$6,251	$2,583
Sales and marketing	73,682	50,317	27,277
Research and development	132,417	103,276	44,196
General and administrative	59,923	42,933	16,081
Total stock-based compensation expense	$273,989	$202,777	$90,137

	Year Ended December 31,
	2023	2022	2021
Percentage of Revenue Data:
Revenue	100%	100%	100%
Cost of revenue	24	24	22
Gross margin	76	76	78
Operating expenses:
Sales and marketing	46	48	50
Research and development	27	31	29
General and administrative	17	18	18
Total operating expenses	90	97	97
Loss from operations	(14)	(21)	(19)
Non-operating income (expense):
Interest income	5	2	—
Interest expense	—	(1)	(8)
Loss on extinguishment of debt	(4)	—	(11)
Other income (expense), net	—	—	—
Total non-operating income (expense), net	1	1	(19)
Loss before income taxes	(13)	(20)	(38)
Provision for income taxes	1	—	2
Net loss	(14)%	(20)%	(40)%

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Revenue	$1,296,745	$975,241	$321,504	33%
Revenue increased by $321.5 million, or 33%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in revenue was primarily due to the addition of new paying customers, which increased by 17% during the year ended December 31, 2023, as well as expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 115% for the three months ended December 31, 2023.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Cost of revenue	$307,005	$232,610	$74,395	32%
Gross margin	76%	76%
Cost of revenue increased by $74.4 million, or 32%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in the cost of revenue was primarily due to an increase of $24.2 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $17.4 million in depreciation expense related to purchases of equipment located in co-location facilities, an increase of $14.2 million in third-party technology services costs, registry fees, and payment processing fees, and an increase of $10.1 million in employee-related costs due to a 41% increase in headcount in our customer support and technical operations organizations. The remainder of the increase was primarily due to an increase of $5.6 million related to the amortization of acquired developed technology and capitalized internal-use software costs.
Gross margin did not significantly fluctuate during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Sales and marketing	$599,117	$465,762	$133,355	29%
Sales and marketing expenses increased by $133.4 million, or 29%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by $86.1 million in increased employee-related costs due to a 15% increase in headcount in our sales and marketing organization, including an increase of $26.2 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $15.7 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $13.0 million in co-location and bandwidth expenses for free customers, an increase of $6.9 million in travel-related expenses, an increase of $3.6 million in allocated overhead costs, an increase of $2.8 million in subscriptions expenses, and an increase of $1.4 million in consulting expenses.
Research and Development

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Research and development	$358,143	$298,303	$59,840	20%
Research and development expenses increased by $59.8 million, or 20%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by $55.1 million in increased employee-related costs due to a 11% increase in headcount in our research and development organization, including an increase of $30.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $3.3 million in allocated overhead costs.
General and Administrative

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
General and administrative	$217,965	$179,769	$38,196	21%
General and administrative expenses increased by $38.2 million, or 21%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by $30.3 million in increased employee-related costs due to a 10% increase in headcount in our general and administrative organization, including an increase of $14.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $8.8 million in bad debt expense, an increase of $2.6 million in subscription expenses, and an increase of $2.3 million in travel-related expenses, partially offset by $7.4 million of decreased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Interest income	$68,167	$14,877	$53,290	*
Interest income increased by $53.3 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by an increase in interest rates.
______________
* Not meaningful
Interest Expense

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Interest expense	$(5,872)	$(4,984)	$(888)	18%
Interest expense did not significantly fluctuate during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Loss on Extinguishment of Debt

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$(50,300)	$—	$(50,300)	*
______________
* Not meaningful
Loss on extinguishment of debt increased by $50.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Repurchases. Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Other Income (Expense), net

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Other income (expense), net	$(4,372)	$577	$(4,949)	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	%

	(dollars in thousands)
Provision for income taxes	$6,087	$2,648	$3,439	*
______________
* Not meaningful
We recorded an income tax expense of $6.1 million during the year ended December 31, 2023 as compared to an income tax expense of $2.6 million for the year ended December 31, 2022. The income tax expense of $6.1 million for the year ended December 31, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions. The income tax expense of $2.6 million for the year ended December 31, 2022 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. valuation allowance in connection with acquisitions.

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
As of December 31, 2023, we had cash and cash equivalents of $86.9 million, including $19.5 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,586.9 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of December 31, 2023, our investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,023.8 million as of December 31, 2023. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, and available-for-sale securities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. For the period beyond the next 12 months, we believe we will be able to meet our working capital and capital expenditure needs from our existing cash, cash equivalents, and available-for-sale-securities, the cash flows from our operating activities and, if necessary, proceeds from potential equity or debt financings. Our assessments of the period of time through which our existing financial resources will be adequate to support our operations and our expected sources of capital for the future operation of our business after such period of time are forward-looking statements and involve risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of our global network and products, and the impact of macroeconomic conditions to our and our customers', vendors', and partners' businesses. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, and such acquisitions and investments could increase our need for additional capital. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions. We may seek, or be required to seek, additional equity or debt financing from time to time in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.

As of December 31, 2023, our material cash requirements include contractual obligations from the 2026 Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of December 31, 2023, we had $4.4 million recognized as total restricted cash on our consolidated balance sheets which mainly related to irrevocable standby letters of credit and bank guarantees that are required under lease agreements and indemnity holdback consideration associated with asset acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$254,406	$123,595	$64,648
Net cash used in investing activities	$(186,201)	$(235,696)	$(709,322)
Net cash provided by (used in) financing activities	$(192,185)	$6,347	$847,486
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2023 was $254.4 million, which resulted from a net loss of $183.9 million, adjusted for non-cash charges of $543.1 million and net cash outflow of $104.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $274.0 million for stock-based compensation expense, $135.8 million for depreciation and amortization expense, $61.4 million for amortization of deferred contract acquisition costs, $50.3 million for loss on extinguishment of debt, $44.8 million for non-cash operating lease costs, $13.6 million for provision for bad debt, and $4.5 million for amortization of convertible note issuance costs, which were partially offset by $44.4 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $113.4 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $101.5 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $40.0 million increase in payments for operating lease liabilities, a $22.1 million increase in prepaid expenses and other current assets related to operating activities, which were partially offset by a $134.5 million increase in deferred revenue, a $25.8 million increase in accrued expenses and other current liabilities related to operating activities, and a $11.8 million increase in accounts payable related to operating activities.
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
Investing Activities
Net cash used in investing activities during the year ended December 31, 2023 of $186.2 million resulted primarily from the purchases of available-for-sale securities of $1,877.5 million, capital expenditures of $114.4 million, capitalization of internal-use software development costs of $20.5 million, and cash paid for asset acquisitions of $6.1 million. These activities were partially offset by the maturities of available-for-sale securities of $1,812.0 million and the sales of available-for-sale securities of $20.2 million.
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
Financing Activities
Net cash used in financing activities of $192.2 million during the year ended December 31, 2023 was primarily due to $207.6 million of repayments of the 2025 Notes, $10.5 million of payments of indemnity holdback, and $8.0 million payment of tax withholding on Restricted Stock Unit (RSU) settlements, which were partially offset by $19.1 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP) and $14.9 million of proceeds from the exercise of vested and unvested stock options.
Net cash provided by financing activities of $6.3 million during the year ended December 31, 2022 was primarily due to $15.3 million proceeds from the issuance of Class A common stock pursuant to the ESPP and $10.1 million of proceeds from the exercise of vested and unvested stock options, which were partially offset by $16.6 million of repayments of the 2025 Notes, and $2.5 million payment of tax withholding on RSU settlements.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the Hamas-Israel and Russia-Ukraine conflicts, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of February 21, 2024, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Change in Accounting Estimate
In January 2024, we completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years, which we expect to result in a reduction of depreciation of approximately $20 million for the fiscal year 2024 for assets in service as of December 31, 2023, recorded primarily in cost of revenue. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information relating to the useful lives of our servers-network infrastructure.

Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recently adopted accounting pronouncements.
Recently Issued Accounting Pronouncements Not Yet Effective
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the new standard.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity, on an annual basis, to disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of the new standard.
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

As of December 31, 2023, we had cash and cash equivalents of $86.9 million and available-for-sale securities of $1,586.9 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in a decrease of $9.8 million or an increase of $9.8 million in the market value of our investments in available-for-sale securities as of December 31, 2023.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The substantial majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue, and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the years ended December 31, 2023, 2022, and 2021 a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cloudflare, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue from contracted customers

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recorded $1,296.7 million of total revenues for the year-ended December 31, 2023, a portion of which related to contracted customers. The Company’s revenue is generated from pay-as-you-go and contracted customers and is comprised of subscription fees to access its network and products, support services, and usage-based fees. The Company’s performance obligation primarily consists of subscription and support services, as they are provided over the same service period.

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

Santa Clara, California
February 21, 2024

CLOUDFLARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$86,864	$204,178
Available-for-sale securities	1,586,880	1,445,759
Accounts receivable, net	248,268	148,544
Contract assets	11,041	8,292
Restricted cash short-term	2,522	10,555
Prepaid expenses and other current assets	47,502	70,556
Total current assets	1,983,077	1,887,884
Property and equipment, net	322,813	286,600
Goodwill	148,047	148,047
Acquired intangible assets, net	19,564	32,483
Operating lease right-of-use assets	138,556	132,360
Deferred contract acquisition costs, noncurrent	133,236	93,145
Restricted cash	1,838	471
Other noncurrent assets	12,636	6,918
Total assets	$2,759,767	$2,587,908
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,727	$35,607
Accrued expenses and other current liabilities	63,597	68,327
Accrued compensation	63,801	42,014
Operating lease liabilities	38,351	33,275
Deferred revenue	347,608	218,647
Total current liabilities	567,084	397,870
Convertible senior notes, net	1,283,362	1,436,192
Operating lease liabilities, noncurrent	113,490	107,624
Deferred revenue, noncurrent	17,244	11,732
Other noncurrent liabilities	15,540	10,526
Total liabilities	1,996,720	1,963,944

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of December 31, 2023 and 2022; 298,089 and 286,561 shares issued and outstanding as of December 31, 2023 and 2022, respectively	297	286
Class B common stock; $0.001 par value; 315,000 shares authorized as of December 31, 2023 and 2022; 39,443 and 43,525 shares issued and outstanding as of December 31, 2023 and 2022, respectively	40	42
Additional paid-in capital	1,784,566	1,475,423
Accumulated deficit	(1,023,840)	(839,891)
Accumulated other comprehensive income (loss)	1,984	(11,896)
Total stockholders’ equity	763,047	623,964
Total liabilities and stockholders’ equity	$2,759,767	$2,587,908

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,296,745	$975,241	$656,426
Cost of revenue	307,005	232,610	147,134
Gross profit	989,740	742,631	509,292
Operating expenses:
Sales and marketing	599,117	465,762	328,065
Research and development	358,143	298,303	189,408
General and administrative	217,965	179,769	119,503
Total operating expenses	1,175,225	943,834	636,976
Loss from operations	(185,485)	(201,203)	(127,684)
Non-operating income (expense):
Interest income	68,167	14,877	1,970
Interest expense	(5,872)	(4,984)	(49,234)
Loss on extinguishment of debt	(50,300)	—	(72,234)
Other income (expense), net	(4,372)	577	(794)
Total non-operating income (expense), net	7,623	10,470	(120,292)
Loss before income taxes	(177,862)	(190,733)	(247,976)
Provision for income taxes	6,087	2,648	12,333
Net loss	$(183,949)	$(193,381)	$(260,309)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.59)	$(0.83)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	333,656	326,332	312,321

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021

Net loss	$(183,949)	$(193,381)	$(260,309)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	13,880	(9,251)	(2,808)
Other comprehensive income (loss)	13,880	(9,251)	(2,808)
Comprehensive loss	$(170,069)	$(202,632)	$(263,117)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	249,401	$249	59,239	$55		$1,236,993	$(420,520)	$163	$816,940
Issuance of common stock in connection with acquisition	9	—	—	—		1,565	—	—	1,565
Issuance of unvested restricted stock in connection with acquisition	39	—	—	—		—	—	—	—
Issuance of common stock upon exercise of stock options	686	1	3,727	4		21,381	—	—	21,386
Repurchases of unvested common stock	(75)	—	—	—		—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	42	—		—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	2		3,877	—	—	3,879
Issuance of common stock related to settlement of RSUs	1,457	1	1,297	1		(3)	—	—	(1)
Tax withholding on RSU settlement	—	—	(29)	—		(3,634)	—	—	(3,634)
Conversion of Class B to Class A common stock	18,372	18	(18,372)	(18)		—	—	—	—
Equity component of convertible senior notes, net of issuance costs	—	—	—	—		262,077	—	—	262,077
Purchases of capped calls related to convertible senior notes	—	—	—	—		(86,293)	—	—	(86,293)
Issuance of common stock in connection with partial repurchase of convertible senior notes	7,559	8	—	—		920,241	—	—	920,249
Equity component of extinguishment of convertible senior notes	—	—	—	—		(965,684)	—	—	(965,684)
Temporary equity reclassification	—	—	—	—		(4,439)	—	—	(4,439)
Common stock issued under employee stock purchase plan	260	—	—	—		14,984	—	—	14,984
Stock-based compensation	—	—	—	—	—	93,447	—	—	93,447
Net loss	—	—	—	—		—	(260,309)	—	(260,309)
Other comprehensive loss	—	—	—	—		—	—	(2,808)	(2,808)
Balance as of December 31, 2021	277,708	277	45,904	44		1,494,512	(680,829)	(2,645)	811,359
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—		(318,756)	34,319	—	(284,437)
Issuance of common stock in connection with acquisition	522	1	—	—		65,504	—	—	65,505
Issuance of restricted stock in connection with acquisition	52	—	—	—		—	—	—	—
Issuance of common stock upon exercise of stock options	249	—	2,194	2		9,998	—	—	10,000
Repurchases of unvested common stock	(1)	—	—	—		—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	41	—		—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1		2,861	—	—	2,862
Issuance of common stock related to settlement of RSUs	1,723	2	1,125	1		(3)	—	—	—
Tax withholding on RSU settlement	—	—	(32)	—		(2,483)	—	—	(2,483)
Conversion of Class B to Class A Common stock	5,707	6	(5,707)	(6)		—	—	—	—
Common stock issued under employee stock purchase plan	302	—	—	—		15,291	—	—	15,291
Settlement of common stock in connection with convertible senior notes	299	—	—	—		(201)	—	—	(201)
Stock-based compensation	—	—	—	—		208,700	—	—	208,700
Net loss	—	—	—	—		—	(193,381)	—	(193,381)
Other comprehensive loss	—	—	—	—		—	—	(9,251)	(9,251)
Balance as of December 31, 2022	286,561	286	43,525	42		1,475,423	(839,891)	(11,896)	623,964
Issuance of common stock upon exercise of stock options	448	—	2,541	3		14,848	—	—	14,851
Repurchases of unvested common stock	(17)	—	—	—		—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1		1,760	—	—	1,761
Issuance of common stock related to settlement of RSUs	3,291	3	398	1		(4)	—	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Tax withholding on RSU settlement	(105)	—	(18)	—	(7,953)	—	—	(7,953)
Conversion of Class B to Class A Common stock	7,003	7	(7,003)	(7)	—	—	—	—
Common stock issued under employee stock purchase plan	447	1	—	—	19,082	—	—	19,083
Settlement of common stock in connection with convertible senior notes	461	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	281,364	—	—	281,364
Net loss	—	—	—	—	—	(183,949)	—	(183,949)
Other comprehensive income	—	—	—	—	—	—	13,880	13,880
Balance as of December 31, 2023	298,089	$297	39,443	$40	$1,784,566	$(1,023,840)	$1,984	$763,047
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net loss	$(183,949)	$(193,381)	$(260,309)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	135,820	102,335	66,607
Non-cash operating lease costs	44,792	36,332	25,091
Amortization of deferred contract acquisition costs	61,374	45,115	29,267
Stock-based compensation expense	273,989	202,777	90,137
Amortization of debt discount and issuance costs	4,519	4,659	46,174
Net accretion of discounts and amortization of premiums on available-for-sale securities	(44,441)	(263)	8,357
Deferred income taxes	2,264	(140)	8,738
Provision for bad debt	13,637	4,828	3,804
Loss on extinguishment of debt	50,300	—	72,234
Exchange of convertible senior notes attributable to the accreted interest related to debt discount		—	(29,353)
Other	829	629	511
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(113,361)	(56,195)	(35,848)
Contract assets	(2,749)	(2,213)	(2,541)
Deferred contract acquisition costs	(101,465)	(67,940)	(55,411)
Prepaid expenses and other current assets	(22,125)	(7,701)	(2,395)
Other noncurrent assets	1,018	(539)	1,534
Accounts payable	11,781	(9,605)	2,462
Accrued expenses and other current liabilities	25,788	(5,363)	58,897
Operating lease liabilities	(40,046)	(31,691)	(23,071)
Deferred revenue	134,473	102,204	64,390
Other noncurrent liabilities	1,958	(253)	(4,627)
Net cash provided by operating activities	254,406	123,595	64,648
Cash Flows From Investing Activities
Purchases of property and equipment	(114,396)	(143,606)	(92,986)
Capitalized internal-use software	(20,546)	(19,758)	(14,752)
Asset acquisitions and business combinations, net of cash acquired	(6,083)	(88,187)	(5,605)
Purchases of available-for-sale securities	(1,877,513)	(1,132,951)	(1,589,265)
Sales of available-for-sale securities	20,248	—	25,714
Maturities of available-for-sale securities	1,812,015	1,148,770	967,519
Other investing activities	74	36	53
Net cash used in investing activities	(186,201)	(235,696)	(709,322)
Cash Flows From Financing Activities
Gross proceeds from issuance of convertible senior notes	—	—	1,293,750
Purchases of capped calls related to convertible senior notes	—	—	(86,293)
Cash consideration paid in exchange of convertible senior debt	—	—	(370,647)
Cash paid for issuance costs on convertible senior notes	—	—	(19,797)
Repayments of convertible senior notes	(207,649)	(16,571)	—
Proceeds from the exercise of stock options	14,851	10,000	21,385
Proceeds from the early exercise of stock options	—	113	115
Repurchases of unvested common stock	(34)	(3)	(189)
Proceeds from the issuance of common stock for employee stock purchase plan	19,083	15,291	14,984
Payment of tax withholding obligation on RSU settlement	(7,953)	(2,483)	(3,634)
Payment of indemnity holdback	(10,483)	—	(2,188)
Net cash provided by (used in) financing activities	(192,185)	6,347	847,486
Net (decrease) increase in cash, cash equivalents, and restricted cash	(123,980)	(105,754)	202,812
Cash, cash equivalents, and restricted cash, beginning of period	215,204	320,958	118,146
Cash, cash equivalents, and restricted cash, end of period	$91,224	$215,204	$320,958
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$670	$1,238	$3,634
Cash paid for income taxes, net of refunds	$4,454	$2,223	$1,546
The accompanying notes are an integral part of these consolidated financial statements.

Cash paid for operating lease liabilities	$40,747	$28,881	$22,765
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$6,641	$5,452	$3,212
Accounts payable and accrued expenses related to property and equipment additions	$26,423	$28,979	$13,544
Vesting of early exercised stock options	$1,761	$2,862	$3,878
Indemnity holdback consideration associated with asset acquisitions and business combinations	$1,000	$10,483	$—
Issuance of common stock related to an acquisition	$—	$65,504	$1,565
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$44,707	$33,137	$109,821
Issuance of common stock for exchange of convertible senior notes	$—	$—	$920,249
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation
Organization and Description of Business
Cloudflare, Inc. (the Company, Cloudflare, we, us, or our) is a global cloud services provider that delivers a broad range of services to businesses of all sizes and in all geographies, making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Cloudflare’s network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across on-premises, hybrid, cloud, and software-as-a-service (SaaS) applications. Cloudflare serves comprehensive customer needs across security and connectivity, and increasingly, the distributed and programmable nature of the Company’s network is resulting in customers building their applications on top of its network, too — including both traditional applications and those that are enhanced with artificial intelligence. The Company was incorporated in Delaware in July 2009. The Company is headquartered in San Francisco, California.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes to the consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the Hamas-Israel and Russia-Ukraine conflicts and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of February 21, 2024, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
In January 2024, we completed an assessment of the useful lives of our servers-network infrastructure and adjusted the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate is effective beginning in fiscal year 2024.
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
The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company grants credit to its customers in the normal course of business. For the years ended December 31, 2023, 2022, and 2021, no customer accounted for more than 10% of the Company’s revenue. No customer represented 10% or more of accounts receivable, net as of December 31, 2023 and 2022.
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
Cost of Revenue
Cost of revenue consists primarily of expenses that are directly related to providing the Company's service to its paying customers. These expenses include expenses related to operating in co-location facilities, network and bandwidth costs, depreciation of the Company's equipment located in co-location facilities, certificate authority services costs for paying customers, related overhead costs, the amortization of the Company's capitalized internal-use software, and the amortization of acquired developed technologies. Cost of revenue also includes employee-

related costs, including salaries, bonuses, benefits, and stock-based compensation for employees whose primary responsibilities relate to supporting the Company's paying customers and delivering paid customer support. Other costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead costs.
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
Advertising Expense
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expense for the years ended December 31, 2023, 2022, and 2021 was $57.6 million, $43.5 million, and $36.2 million, respectively.
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
The 2010 Plan (as defined in Note 10 to these consolidated financial statements) allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. Liability for early exercise of unvested stock options and the related number of unvested shares subject to repurchase were not material as of December 31, 2023 and 2022.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying the enacted statutory tax rates applicable to future years to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. The measurement of deferred tax assets is reduced, when necessary, by a valuation allowance to amounts that are more likely than not to be realized.
The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.
Foreign Currency Remeasurement
The Company's functional currency of its foreign subsidiaries is the U.S. dollar. The monetary assets and liabilities that are denominated in a currency other than the U.S. dollar of the Company's foreign subsidiaries are remeasured into U.S. dollars at the exchange rate on the balance sheet date, while nonmonetary items are remeasured at historical rates. Revenue and expenses are remeasured at average exchange rates during the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense), net in the consolidated statements of operations. Remeasurement gains and losses were not material for all periods presented.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity from the date of purchase of 90 days or less.
Restricted Cash
The Company's restricted cash at December 31, 2023 is primarily related to irrevocable standby letters of credit and bank guarantees that are required under lease agreements and indemnity holdback consideration associated with acquisition of an intangible asset. Restrictions typically lapse at the end of the lease or holdback term, and the Company classifies restricted cash as current or non-current based on the remaining term of the restriction.
The Company's restricted cash at December 31, 2022 is primarily related to indemnity holdback consideration associated with business combinations. Restrictions typically lapse at the end of the holdback term, and the Company classifies restricted cash as current or non-current based on the remaining term of the restriction.
Available-for-sale Securities
The Company’s available-for-sale securities consist of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company has designated all securities held by it as available-for-sale and therefore, such securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale securities are recorded in other income (expense), net in the consolidated statements of operations. All securities are classified within current assets as such securities can be liquidated to fund current operations without penalty.
Other-than-temporary Impairment
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is determined to be other-than-temporary. Factors considered in determining whether a loss is temporary include the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No such impairment charges were recorded during the years ended December 31, 2023, 2022, and 2021.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2023 and 2022, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit. The Company did not recognize any goodwill impairment charges for any of the periods presented.
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

Indefinite lived intangibles are assessed annually for impairment, which includes an assessment of whether there were any triggering events that required an impairment assessment of the Company’s definite lived intangible assets, and whether it was more likely than not that the Company’s indefinite lived intangible asset was impaired. The Company performed an evaluation for impairment and determined there were no impairments for the years ended December 31, 2023, 2022, and 2021.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. The Company considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2023, 2022, and 2021 were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (ASC 815-40), effective January 1, 2022 using the modified retrospective method and therefore financial information for periods before January 1, 2022 were not impacted. Adoption of ASU 2020-06 resulted in an increase in the carrying value of the Notes by approximately $288.9 million, of which $4.4 million was classified as a current portion of convertible senior notes, net, to reflect the full principal amount of the Notes outstanding, net of unamortized debt discount and issuance costs, a decrease in additional paid-in capital of approximately $318.8 million and temporary equity, convertible senior notes of approximately $4.4 million to remove the equity component separately recorded for the conversion option associated with the Notes and its allocated issuance costs, and a cumulative-effect adjustment of approximately $34.3 million to the beginning balance of accumulated deficit as of January 1, 2022.
In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers. Historically, such assets and liabilities are recognized by the acquirer at fair value in accordance with Topic 805.The ASU is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company early adopted this standard effective January 1, 2022, and such adoption did not have a material impact on its consolidated financial statements.
Reclassification of prior year presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, Liability for early exercise of unvested stock options, which was previously presented as a separate line item on the consolidated balance sheets, is now included within Accrued expense and other current liabilities.
Note 3. Revenue
Disaggregation of Revenue

Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the years ended December 31, 2023, 2022, and 2021.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Year Ended December 31,
	2023		2022		2021

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$678,184	52%	$515,722	53%	$342,578	52%
Europe, Middle East, and Africa	356,569	28%	258,291	26%	172,129	26%
Asia Pacific	168,826	13%	133,353	14%	96,537	15%
Other	93,166	7%	67,875	7%	45,182	7%
Total	$1,296,745	100%	$975,241	100%	$656,426	100%
The following table summarizes the revenue from contracts by type of customer:

	Year Ended December 31,
	2023		2022		2021

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$202,404	16%	$122,522	13%	$73,802	11%
Direct customers	1,094,341	84%	852,719	87%	582,624	89%
Total	$1,296,745	100%	$975,241	100%	$656,426	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2023, 2022, and 2021 the Company recognized revenue of $220.0 million, $116.0 million, and $55.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Beginning balance	$93,145	$70,320	$44,176
Capitalization of contract acquisition costs	101,465	67,940	55,411
Amortization of deferred contract acquisition costs	(61,374)	(45,115)	(29,267)
Ending balance	$133,236	$93,145	$70,320

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,244.6 million. As of December 31, 2023, the Company expected to recognize 73% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.

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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of December 31, 2023 and 2022.

(in thousands)					Reported as:
December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$51,189	$—	$—	$51,189	$46,829	$—	$4,360
Level I:
Money market funds	40,035	—	—	40,035	40,035	—	—
Level II:
Corporate bonds	312,510	718	(378)	312,850	—	312,850	—
U.S. treasury securities	1,020,167	2,344	(544)	1,021,967	—	1,021,967	—
U.S. government agency securities	84,154	14	(96)	84,072	—	84,072	—
Commercial paper	167,989	2	—	167,991	—	167,991	—
Subtotal	1,584,820	3,078	(1,018)	1,586,880	—	1,586,880	—
Total assets measured at fair value on a recurring basis	$1,676,044	$3,078	$(1,018)	$1,678,104	$86,864	$1,586,880	$4,360

(in thousands)					Reported as:
December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$87,719	$—	$—	$87,719	$77,164	$—	$10,555
Level I:
Money market funds	125,450	—	—	125,450	124,979	—	471
Level II:
Corporate bonds	258,617	46	(2,621)	256,042	2,035	254,007	—
U.S. treasury securities	818,379	20	(9,233)	809,166	—	809,166	—
U.S. government agency securities	25,283	—	(31)	25,252	—	25,252	—
Commercial paper	357,334	—	—	357,334	—	357,334	—
Subtotal	1,459,613	66	(11,885)	1,447,794	2,035	1,445,759	—
Total assets measured at fair value on a recurring basis	$1,672,782	$66	$(11,885)	$1,660,963	$204,178	$1,445,759	$11,026
Included in prepaid expenses and other current assets on the December 31, 2022 consolidated balance sheet was $37.5 million of proceeds receivable resulting from maturities of US government agency securities that were initiated on December 31, 2022 and settled on January 3, 2023.
As of December 31, 2023, the Company had $4.4 million in total restricted cash, mainly related to irrevocable standby letters of credit and bank guarantees that are required under lease agreements and indemnity holdback consideration associated with asset acquisitions.
As of December 31, 2022, the Company had $11.0 million in total restricted cash, mainly related to indemnity holdback consideration associated with business combinations. For further details on the indemnity holdback, refer to Note 13 to these consolidated financial statements.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2023 and 2022. Realized gains and losses, net of tax, were not material for December 31, 2023, 2022 and 2021, respectively.

The amortized cost of available-for-sale investments with maturities less than one year was $1,185.1 million and $1,251.6 million as of December 31, 2023 and 2022, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $399.7 million and $205.9 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, net unrealized gain on investments were $2.0 million and were included in accumulated other comprehensive income on the consolidated balance sheet. As of December 31, 2022, net unrealized loss on investments were $11.9 million net of tax and were included in accumulated other comprehensive income on the consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of December 31, 2023, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes issued in August 2021 at face value less the unamortized issuance costs on its consolidated balance sheets and presents that fair value for disclosure purposes only. As of December 31, 2023, the fair value of the 2026 Notes was $1,171.4 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of December 31, 2023 and December 31, 2022.
Note 5. Balance Sheet Components
Accounts Receivable, Net
Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Beginning balance	$3,134	$2,644	$1,703
Provision for bad debt	13,641	4,836	3,735
Write-off of uncollectible accounts receivable	(10,779)	(4,346)	(2,794)
Ending balance	$5,996	$3,134	$2,644
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2023	2022

	(in thousands)
Property and equipment:
Servers—network infrastructure	$330,295	$239,828
Construction in progress	45,557	72,827
Capitalized internal-use software	75,163	88,541
Office and computer equipment	32,043	30,577
Office furniture	9,003	6,547
Software	5,422	5,962
Leasehold improvements	42,984	20,392
Asset retirement obligation	826	827
Gross property and equipment	541,293	465,501
Less accumulated depreciation and amortization	(218,480)	(178,901)
Total property and equipment, net	$322,813	$286,600
Depreciation and amortization expense on property and equipment for the years ended December 31, 2023, 2022, and 2021 was $113.4 million, $84.8 million, and $62.3 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $21.5 million, $20.2 million, and $17.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Goodwill
As of December 31, 2023 and 2022, the Company's goodwill was $148.0 million. During the year ended December 31, 2022, the Company recorded $5.0 million and $120.8 million of goodwill in connection with the acquisitions of Vectrix Security, Inc. (Vectrix) and Area 1 Security, Inc. (Area 1), respectively. The Company recorded immaterial purchase accounting adjustments to Vectrix and Area 1 to revise purchase consideration and goodwill during the year ended December 31, 2022. For further details on these acquisitions, refer to Note 13 to these consolidated financial statements. No goodwill impairments were recorded during the years ended December 31, 2023 and 2022.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$47,183	$36,893	$10,290
Trade name	1,700	1,488	212
Customer relationships	11,600	2,538	9,062
Total acquired intangible assets, net	$60,483	$40,919	$19,564

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$40,100	$19,191	$20,909
Trade name	1,700	638	1,062
Customer relationships	11,600	1,088	10,512
Total acquired intangible assets, net	$53,400	$20,917	$32,483
During the three months ended December 31, 2023, the Company acquired developed technology of $7.1 million for a combination of cash payments of $6.1 million and cash holdback of $1.0 million, which the Company is retaining for up to 12 months and will be payable to the seller, subject to offset by the Company for any of the seller’s indemnification obligations in connection with the asset acquisition.
Amortization of acquired intangible assets for the years ended December 31, 2023, 2022, and 2021 was $20.0 million, $15.2 million, and $2.9 million, respectively.
As of December 31, 2023, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2024	$9,010
2025	4,391
2026	1,450
2027	1,450
2028	1,450
Thereafter	1,813
Total	$19,564

Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 7.6 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 7.9 years. All of the Company's leases are classified as operating leases.
During the three months ended December 31, 2023, the Company entered a lease agreement (the Lisbon Lease) for 6,000 square meter of office space in Lisbon, Portugal. The Lisbon Lease has an accounting lease term of 84 months plus an option to renew for 12 months at 100% market rate. At lease commencement, it was not reasonably certain the renewal option will be exercised. The total fixed payments per the terms of the Lisbon Lease are approximately $15.7 million plus the Company's share of operating costs for the maturity of the lease.
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
The Company subleased one of its leased office spaces. The lease term of the sublease terminated during the year ended December 31, 2021. Sublease income, which is recorded as a reduction of rent expense, was $1.1 million for the year ended December 31, 2021.
The components of lease cost related to the Company's operating leases included in the consolidated statements of operations were as follows:

	Year Ended December 31,

	2023	2022	2021
	(in thousands)
Operating lease cost	$44,792	$36,332	$25,091
Sublease income	—	—	(1,096)
Total lease cost	$44,792	$36,332	$23,995
Variable lease cost and short-term lease cost for the years ended December 31, 2023, 2022, and 2021, were not material.
As of December 31, 2023, the Company had $35.9 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheet. These operating leases will commence between January 2024 and July 2026 and have an average lease term of 3.7 years.
As of December 31, 2023 and 2022, the weighted-average remaining term of the Company’s operating leases was 4.9 years and 5.4 years, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.6% and 4.0%, respectively.

Maturities of the operating lease liabilities as of December 31, 2023 are as follows:

December 31, 2023
(in thousands)
2024	$43,921
2025	34,212
2026	30,003
2027	25,654
2028	14,479
Thereafter	21,302
Total lease payments	$169,571
Less: Imputed interest	$(17,730)
Total operating lease liabilities	$151,841

Maturities of the operating lease liabilities as of December 31, 2022 were as follows:

December 31, 2022
(in thousands)
2023	$33,902
2024	32,525
2025	25,340
2026	22,242
2027	19,172
Thereafter	24,864
Total lease payments	$158,045
Less: Imputed interest	$(17,146)
Total operating lease liabilities	$140,899

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
None of the circumstances described in the paragraphs above were met during the quarter ended December 31, 2023.
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
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of December 31, 2023, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes and together with the 2026 Notes, the Notes).The 2025 Notes were senior unsecured obligations of the Company, with interest payable semi-annually in arrears, at a rate of 0.75% per year.
The 2025 Notes were convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, which was equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture dated May 15, 2020 (the 2025 Indenture). After the closing of the transactions described below, no 2025 Notes were outstanding as of December 31, 2023.
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
During the three months ended September 30, 2023, the Company settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes. These conversions were exercised by the holders of the 2025 Notes in connection with the Company's issuance of a redemption notice. Pursuant to the terms of the 2025 Indenture, the conversion rate then in effect was 28.5913 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, inclusive of 1.8726 additional shares added to the initial conversion rate. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of approximately 0.5 million shares of the Company's Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount converted. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's consolidated balance sheets. As a result of this transaction, no 2025 Notes were outstanding as of December 31, 2023.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls and, together with the 2026    Capped Calls, the capped call transactions) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 15.4 million shares of the Company's Class A common stock. The 2025 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2025 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2025 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2025 Capped Calls expire in incremental components on each trading date between March 18, 2025 and May 13, 2025. As of December 31, 2023, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised in connection with the 2025 Notes Exchange. As of February 21, 2024, no 2025 Capped Calls were exercised in connection with the 2025 Notes conversion requests.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
The net carrying amounts of the Notes were as follows:

	December 31, 2023		December 31, 2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Principal	$1,293,750	$—	$1,293,750	$158,429
Unamortized debt issuance costs	(10,388)	—	(14,348)	(1,639)
Carrying amount, net	$1,283,362	$—	$1,279,402	$156,790
The following tables set forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2023		2022		2021
	2026 Notes	2025 Notes	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Coupon interest expense	$—	$477	$—	$1,201	$—	$3,162
Amortization of debt discount(1)	—	—	—	—	17,971	25,834
Amortization of debt issuance costs	3,960	559	3,958	701	1,184	1,185
Total	$3,960	$1,036	$3,958	$1,902	$19,155	$30,181
(1)As a result of the adoption of ASU 2020-06 on January 1, 2022, there is no debt discount associated with either the 2025 Notes or the 2026 Notes. Refer to Note 2 to these consolidated financial statements.
Note 8. Commitments and Contingencies
Purchase Commitments
Open purchase commitments are for the purchase of goods and services under non-cancelable contracts. They are not recorded as liabilities on the consolidated balance sheet as of December 31, 2023 as the Company has not yet received the related goods and services. Refer to the table below for purchase commitments under non-cancelable contracts with various vendors as of December 31, 2023.
Bandwidth & Co-location Commitments
The Company enters into long-term non-cancelable agreements with providers in various countries to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Bandwidth and co-location costs for paying customers are recorded as cost of revenue in the consolidated statements of operations and as sales and marketing expense in the consolidated statements of operations for free customers. Such costs totaled $143.8 million, $119.0 million, and $77.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of December 31, 2023. For the lease components of co-location agreements, refer to Note 6 to these consolidated financial statements.

	Payments Due by Period as of December 31, 2023
	Total	2024	2025	2026	2027	2028	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$85,540	$28,635	$44,786	$5,647	$2,495	$749	$3,228
Bandwidth and other co-location related commitments(2)	113,284	46,380	28,325	17,965	13,443	5,406	1,765
Other commitments(3)	1,000	1,000	—	—	—	—	—
Total	$199,824	$76,015	$73,111	$23,612	$15,938	$6,155	$4,993
(1)Open purchase commitments are for the purchase of goods and services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2023 as the Company had not yet received the related goods and services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2023.
(3)Indemnity holdback consideration associated with asset acquisitions. See Note 5.
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

Note 9. Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The holder of each share of Class A common stock is entitled to one vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share. As of December 31, 2023 and 2022, the Company was authorized to issue 2,250,000,000 shares of Class A common stock and 315,000,000 shares of Class B common stock, each with a par value of $0.001 per share. There were 298,088,556 and 286,560,947 shares of Class A common stock issued and outstanding as of December 31, 2023 and 2022, respectively. The number of shares of Class B common stock issued and outstanding was 39,443,337 and 43,524,514, as of December 31, 2023 and 2022, respectively.
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of December 31, 2023 and 2022, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	December 31,
	2023	2022

	(in thousands)
2025 Notes	—	5,503
2026 Notes	10,311	10,311
Stock options issued and outstanding	12,523	15,886
Remaining shares available for issuance under the 2019 Plan	56,442	44,693
Outstanding and unsettled RSUs	10,894	10,196
Shares available for issuance under the ESPP	13,844	10,990
Total shares of common stock reserved	104,014	97,579

Note 10. Stock-based Compensation
Equity Incentive Plans
In 2010, the Company's Board of Directors adopted and stockholders approved the 2010 Equity Incentive Plan (2010 Plan). The 2010 Plan is a broad-based retention program and is intended to attract and retain talented employees, directors, and non-employee consultants. The 2010 Plan provides for the granting of stock options, restricted stock, RSUs, and stock appreciation rights to employees, directors, and consultants. Incentive stock options may be granted only to employees. All other awards under the 2010 Plan, including non-qualified stock options, may be granted to employees, directors, and consultants. Except for qualifying assumptions and substitutions of options, the exercise price of an incentive stock option and non-qualified stock option shall not be less than 100% of the fair market value of such shares on the date of grant. Prior to the Company's initial public offering (IPO), stock-based awards forfeited, canceled, or repurchased generally were returned to the pool of shares of common stock available for issuance under the 2010 Plan. In connection with the IPO, the 2010 Plan was terminated effective immediately prior to the effectiveness of the 2019 Equity Incentive Plan (2019 Plan) and the Company ceased granting any additional awards under the 2010 Plan. All outstanding awards under the 2010 Plan at the time of the termination of the 2010 Plan remain subject to the terms of the 2010 Plan, and any shares underlying stock options that expire or terminate or are forfeited or repurchased by the Company under the 2010 Plan will be automatically transferred to the 2019 Plan.
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

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2020	18,186	$3.92	7.0	$1,310,650
Options granted	100	$137.17
Options exercised	(4,455)	$4.83		$503,243
Options canceled/forfeited/expired	(228)	$2.67
Balances as of December 31, 2021	13,603	$12.47	6.0	$1,726,440
Options granted	5,733	$97.71
Options exercised	(2,484)	$4.08		$180,990
Options canceled/forfeited/expired	(966)	$74.88
Balances as of December 31, 2022	15,886	$34.21	6.3	$451,782
Options granted	1,290	$51.21
Options exercised	(2,989)	$4.96		$171,225
Options canceled/forfeited/expired	(1,664)	$62.62
Balances as of December 31, 2023	12,523	$21.03	5.7	$787,633
Vested and expected to vest as of December 31, 2023	12,521	$21.03	5.7	$787,469
Exercisable as of December 31, 2023	7,534	$4.15	3.8	$601,503

The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. Options exercisable include 401,212 and 2,728,545 options that were unvested as of December 31, 2023 and 2022, respectively.
The total grant date fair value for vested options in the years ended December 31, 2023, 2022, and 2021 was $15.5 million, $12.5 million, and $14.0 million, respectively.
As of December 31, 2023, there was $195.8 million of unrecognized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 4.3 years.
During the year ended December 31, 2022, the Company granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan and consist of 10-year options to purchase an aggregate of 5,575,000 shares of the Company’s Class A common stock.
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
During the year ended December 31, 2023, the Company granted Performance Options to purchase an aggregate of 1,290,000 shares of the Company’s Class A common stock to newly-hired, key employees.
In January 2024, the Company achieved the stock price milestone for the first tranche of 224,250 Performance Options. Following the achievement of the milestone, the first tranche shares are subject to six quarterly vesting on a ratable basis. Approximately 37,000 tranche shares vested in February 2024.

The weighted-average assumptions used to determine the fair value of the Performance Options during the years ended December 31, 2023 and December 31, 2022 were as follows:

	Year ended December 31,
	2023	2022
Expected term (in years)	10.00	9.83
Expected volatility	63.7%	59.5%
Risk-free interest rate	3.9%	3.0%
Dividend yield	—	—
The weighted-average grant date fair value of the Performance Options was $52.13 and $55.80 per share for the years ended December 31, 2023 and December 31, 2022, respectively.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the years ended December 31, 2023 and December 31, 2022 were $33.5 million and $39.5 million, respectively. As of December 31, 2023, there was $187.9 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 4.4 years.
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
The total stock-based compensation expense for the Assumed Area 1 Stock Options for the year ended December 31, 2023 was not material.
As of December 31, 2023, there was $5.0 million of unrecognized stock-based compensation expense related to the Assumed Area 1 Stock Options that is expected to be recognized over a weighted-average period of 1.6 years.
For further details on the Area 1 acquisition, refer to Note 13 to these consolidated financial statements.

The weighted-average assumptions used to determine the fair value of stock options granted during the year ended December 31, 2021, were as follows:

Year ended December 31,
2021
Expected term (in years)	6.0
Expected volatility	59.6%
Risk-free interest rate	1.3%
Dividend yield	—
The weighted-average grant date fair value of options granted during the year ended December 31, 2021, was $90.50 per share.
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

RSU activity under the 2019 Plan and the 2010 Plan for the year ended December 31, 2023 was as follows:

	Restricted Stock and RSUs*	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2020	8,650	$21.41
Granted - RSUs	2,203	$108.87
Granted - Restricted stock	48	$167.69
Vested - RSUs	(2,734)	$21.17
Vested - Restricted stock	(9)	$—
Forfeited	(681)	$29.78
Unvested as of December 31, 2021	7,456	$47.36
Vested and not yet released	—	$—
Outstanding as of December 31, 2021	7,456	$47.36
Granted - RSUs	6,367	$67.13
Granted - Restricted stock	52	$100.29
Vested - RSUs	(2,848)	$38.49
Vested - Restricted stock	(668)	$19.96
Forfeited	(779)	$64.83
Unvested as of December 31, 2022	9,580	$61.64
Vested and not yet released	—	$—
Outstanding as of December 31, 2022	9,580	$61.14
Granted - RSUs	6,428	$62.24
Vested - RSUs	(3,689)	$56.75
Forfeited - RSUs	(1,161)	$65.87
Unvested as of December 31, 2023*	10,894	$65.93
Vested and not yet released*	—	$—
Outstanding as of December 31, 2023*	10,894	$65.93
*Restricted stock did not have a material impact on the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 or 2022. Effective January 1, 2023, this table discloses RSU activity only.
The total grant date fair value for vested RSUs were $209.4 million, $109.6 million, and $57.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total stock-based compensation expense for RSUs were $219.6 million, $137.4 million, and $71.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to RSUs was $635.7 million that is expected to be recognized over a weighted-average period of 2.9 years.
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
The ESPP generally provides for six-month offering periods beginning in November and May of each year with identical purchase periods. Current employees cannot sell the shares of Class A common stock purchased under the ESPP until the day after the one-year anniversary of the purchase date of such shares, except for the withholding or sale of shares by the Company to meet any applicable tax withholding obligations. No employee may purchase (i) during each purchase period more than 1,500 shares of Class A common stock and (ii) shares under the ESPP at a rate in excess of $25,000 worth of the Company's Class A common stock based on the fair market value per share of the Company's Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding.
During the years ended December 31, 2023 and 2022, respectively, 447,042 and 302,795 shares of Class A common stock were purchased under the ESPP. As of December 31, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $3.2 million and is expected to be recognized over a weighted-average period of 0.4 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Year ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	5.2%	3.3%	0.1%
Expected volatility	68.9%	100.6%	58.9%
Dividend yield	—	—	—
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$7,967	$6,251	$2,583
Sales and marketing	73,682	50,317	27,277
Research and development	132,417	103,276	44,196
General and administrative	59,923	42,933	16,081
Total stock-based compensation expense	$273,989	$202,777	$90,137

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(161,296)	$(22,653)	$(167,770)	$(25,611)	$(219,939)	$(40,370)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	292,568	41,088	283,114	43,218	263,884	48,437
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.55)	$(0.59)	$(0.59)	$(0.83)	$(0.83)
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

	December 31,
	2023	2022	2021

	(in thousands)
2025 Notes	—	4,233	4,676
2026 Notes	6,762	6,761	6,762
Shares subject to repurchase	38	900	2,129
Unexercised stock options	12,523	15,886	13,603
Unvested restricted stock and RSUs	10,932	10,273	7,417
Shares issuable pursuant to the ESPP	189	248	62
Total	30,444	38,301	34,649

Note 12. Income Taxes
The components of the Company's loss before income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Domestic	$(210,547)	$(219,586)	$(272,995)
Foreign	32,685	28,853	25,019
Total loss before income taxes	$(177,862)	$(190,733)	$(247,976)
The components of the Company's provision for (benefit from) income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Current expense:
Federal	$513	$332	$722
State	324	1	143
Foreign	2,986	2,455	2,730
Total current provision for income taxes	$3,823	$2,788	$3,595
Deferred expense (benefit):
Federal	—	(1,124)	—
State	—	(573)	—
Foreign	2,264	1,557	8,738
Total deferred provision for (benefit from) income taxes	$2,264	$(140)	$8,738
Total provision for income taxes	$6,087	$2,648	$12,333
A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Expected benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	(0.1)	0.2	—
Foreign income or losses taxed at different rates	1.0	1.1	(2.5)
Stock-based compensation	12.4	18.7	43.6
Change in valuation allowance	(30.6)	(41.2)	(66.4)
Withholding taxes	(0.3)	(0.2)	(0.3)
Gain/loss on convertible senior notes	(5.1)	—	(0.4)
Miscellaneous permanent items	(1.7)	(1.0)	—
Total provision for income taxes	(3.4)%	(1.4)%	(5.0)%

In 2023, the difference in the Company's effective tax rate and the U.S. federal statutory tax rate was primarily due to the recording of a full valuation allowance on the Company's U.S. and U.K. deferred tax assets and income tax expense from profitable foreign jurisdictions.

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
The components of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$390,405	$373,655
Tax credit carryforwards	65,390	51,925
Capitalized research and development expenditures	71,617	36,886
Operating lease liabilities	36,609	33,790
Business interest carryforwards	1,244	15,762
Stock-based compensation	35,786	27,766
Accrued expenses and reserves	4,650	2,770
Capitalized contract expenditures	32,425	—
Depreciation and amortization	129	3
Other	2,106	919
Gross deferred tax assets	640,361	543,476
Valuation allowance	(552,165)	(477,638)
Total deferred tax assets	$88,196	$65,838
Deferred tax liabilities:
Right-of-use assets	(33,337)	(31,586)
Deferred commissions	(32,807)	(23,039)
Capitalized internal-use software	(3,909)	(4,638)
Depreciation and amortization	(25,045)	(11,197)
Other	(57)	(73)
Total deferred tax liabilities	$(95,155)	$(70,533)
Net deferred tax liabilities	$(6,959)	$(4,695)
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. A full valuation allowance has been established in the United States and United Kingdom and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. There is no valuation allowance associated with any other jurisdiction as of December 31, 2023.

The worldwide valuation allowance as of December 31, 2023 and 2022 was $552.2 million and $477.6 million, respectively. The net change in the worldwide valuation allowance for the years ended December 31, 2023, 2022, and 2021 was an increase of $74.6 million, an increase of $208.1 million and an increase of $194.4 million, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in taxable losses generated in the United States and United Kingdom, the capitalization and amortization of research and development expenses, and the capitalization of certain customer contract expenses.
As of December 31, 2023 and 2022, the Company had net operating loss carryforwards for federal income tax purposes of $1,385.1 million and $1,338.5 million, respectively, that will begin to expire in 2029. The Company had federal research and development tax credit carryforwards as of December 31, 2023 and 2022 of $63.6 million and $49.7 million, respectively, that will begin to expire in 2029.

In addition, as of December 31, 2023 and 2022, the Company had net operating loss carryforwards for state income tax purposes of $756.1 million and $757.4 million, respectively, that will begin to expire in 2030. The Company had state research and development tax credit carryforwards as of December 31, 2023 and 2022 of $29.8 million and $25.9 million, respectively, that will begin to expire in 2039.

As of December 31, 2023 and 2022, the Company had net operating loss carryforwards for U.K. income tax purposes of $207.2 million and $178.5 million, respectively, that can be carried forward indefinitely.

As of December 31, 2023 and 2022, the Company had foreign tax credit carryforwards for federal income tax purposes of $1.8 million. The federal foreign tax credit carryforwards will expire, if not utilized, beginning in the year 2024.
Utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Balance as of the beginning of the period	$23,940	$12,590	$5,682
Increases for tax positions related to the prior year	590	5,753	1,784
Decreases for tax positions related to the prior year	(243)	—	—
Additions for tax positions related to the current year	4,752	5,597	5,124
Balance as of the end of the period	$29,039	$23,940	$12,590
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the asset is recorded net of the uncertain tax position on the consolidated balance sheet. As of December 31, 2023, $0.3 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and $28.7 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance. The Company does not expect significant changes to its uncertain tax positions within the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not recognize any income tax expense related to interest and penalties in the years ended December 31, 2023, 2022, and 2021, respectively.
The Company’s significant tax jurisdictions include the United States, Australia, Canada, France, Germany, Netherlands, Portugal, Singapore, and the United Kingdom. Because of the net operating loss carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examination. The Company’s foreign tax returns are open to audit under the statutes of limitations of the respective foreign countries in which the subsidiaries are located.
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

Note 13. Business Combinations
Area 1

On April 1, 2022, the Company acquired all of the outstanding shares of Area 1, a company that has developed cloud-native email security technology, for a total purchase consideration of $156.6 million. The total purchase consideration included (i) acquisition-date cash payments of $82.6 million, net of $2.5 million of cash acquired, (ii) $63.5 million in shares of the Company’s Class A common stock, (iii) a cash holdback of $9.3 million, which the Company retained for up to 12 months and was then payable to the previous owners of Area 1, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition, and (iv) a separate cash holdback of $1.1 million. The cash holdback of $9.3 million and $1.1 million were subsequently paid to the previous owners of Area 1 as of the year ended December 31, 2023. Concurrent with the closing of the acquisition, the Company made a cash payment of $4.1 million to repay Area 1’s debt, which was part of the acquisition-date cash payments included in the purchase consideration.

In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $15.9 million. Of the total stock-based and cash awards, $1.4 million cash awards were recognized as compensation expense on the acquisition date. Refer to Note 10 to these consolidated financial statements for further details on the share-based awards.

The transaction-related costs for the acquisition were not material and were included in general and administrative expenses during the year ended December 31, 2022.

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

Vectrix

On January 14, 2022, the Company acquired all of the outstanding shares of Vectrix, a company that has developed an online security technology that gives users the ability to scan and monitor SaaS applications for security issues, for a total purchase consideration of $7.6 million. The total purchase consideration included (i) acquisition-date cash payments of $4.3 million, net of $0.8 million of cash acquired, (ii) $2.0 million in shares of the Company’s Class A common stock, and (iii) a cash holdback of $1.3 million, which the Company retained for up to 18 months and was then payable to the previous owners of Vectrix, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. The cash holdback of $1.3 million was subsequently paid to the previous owners of Vectrix during the year ended December 31, 2023. Concurrent with the closing of the acquisition, the Company made a cash payment of $2.0 million to cancel and settle Vectrix’s other existing equity-related agreements, which was part of the acquisition-date cash payments included in the purchase consideration.

In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $8.0 million, of which $2.6 million was recognized as compensation expense on the acquisition date. Additional compensation expense during the year ended December 31, 2023 and December 31, 2022 were not material. The remaining compensation amount is not material and will be recognized through the year ended December 31, 2026.

The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022.

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
In connection with the acquisition, the Company entered into compensation arrangements for stock-based and cash awards with a value totaling $6.5 million, of which $0.5 million was recorded as compensation expense during the fiscal year ended December 31, 2021. Additional compensation expense during the year ended December 31, 2023 and December 31, 2022 were not material. The remaining compensation amount is not material and will be recognized through the year ended December 31, 2024.
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
Refer to Note 3 to these consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	December 31,
	2023	2022

	(in thousands)
United States	$191,853	$184,753
Rest of the world	130,960	101,847
Total property and equipment, net	$322,813	$286,600
No single country other than the United States accounted for more than 10% of total property and equipment, net as of December 31, 2023 and 2022.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On November 20, 2023, Matthew Prince, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 2,042,976 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On November 27, 2023, Michelle Zatlyn, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 1,144,373 shares of our Class A common stock including the amount of shares of Class A common stock settled, net of taxes, following the vesting and settlement of RSUs. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to Ms. Zatlyn’s trading arrangement can only be determined upon the occurrence of the future vesting events. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 22, 2025, or earlier if all transactions under the trading arrangement are completed.

On November 27, 2023, Thomas Seifert, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of 505,000 shares of our Class A common stock plus an amount of shares of Class A common stock settled, net of taxes, following the vesting and settlement of RSUs. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to Mr. Seifert’s trading arrangement can only be determined upon the occurrence of the future vesting events. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On November 29, 2023, Douglas Kramer, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 60,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 4, 2025, or earlier if all transactions under the trading arrangement are completed.

On November 30, 2023, Katrin Suder, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 2,871 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 4, 2025, or earlier if all transactions under the trading arrangement are completed.

On November 30, 2023, Maria Eitel, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 27,500 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 1, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2024 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-233296	4.1	August 15, 2019
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain holders of its capital stock, dated as of September 4, 2018.	S-1	333-233296	4.2	August 15, 2019
4.3	Description of Capital Stock.	10-K	001-39039	4.3	February 24, 2023
4.4	Indenture, dated as of August 13, 2021, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	10-Q	001-39039	4.2	November 5, 2021
4.5	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.6).	10-Q	001-39039	4.3	November 5, 2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1/A	333-233296	10.1	September 3, 2019
10.2+*	2019 Equity Incentive Plan and related form agreements.
10.3+	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-39039	10.2	November 2, 2023
10.4+	2019 Executive Incentive Compensation Plan.	S-1/A	333-233296	10.4	September 3, 2019
10.5+	Area 1 Security Inc., 2013 Stock Incentive Plan	S-8	333-264158	4.2	April 6, 2022
10.5+	Amended and Restated Change in Control and Severance Policy.	10-Q	001-39039	10.1	August 6, 2021
10.6+	Offer Letter between the Registrant and Matthew Prince.	S-1/A	333-233296	10.6	September 3, 2019
10.7+	Offer Letter between the Registrant and Michelle Zatlyn.	S-1/A	333-233296	10.7	September 3, 2019
10.8+	Offer Letter between the Registrant and Thomas Seifert.	S-1/A	333-233296	10.8	September 3, 2019
10.9+	Offer Letter between the Registrant and Douglas Kramer.	S-1/A	333-233296	10.9	September 3, 2019
10.10	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of May 31, 2022.	10-Q	001-39039	10.3	August 4, 2022
10.11	Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of November 1, 2017.	S-1	333-233296	10.11	August 15, 2019
10.12	First Amendment to Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of June 17, 2022.	10-Q	001-39039	10.4	August 4, 2022
10.13+	2010 Equity Incentive Plan and related form agreements.	S-1	333-233296	10.5	August 15, 2019
10.14	Form of Capped Call Transaction Confirmation.	8-K	001-39039	10.1	May 15, 2020
10.15	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	August 13, 2021
10.16+*	Form of Performance Stock Option Agreement
21.1	List of subsidiaries of the Registrant.	S-1	333-233296	21.1	August 15, 2019
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+*	Compensation Recovery Policy

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

CLOUDFLARE, INC.

Date: February 21, 2024	By:	/s/ Matthew Prince
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

Signature	Title	Date

/s/ Matthew Prince	Chief Executive Officer and Chair	February 21, 2024
Matthew Prince	(Principal Executive Officer)

/s/ Thomas Seifert	Chief Financial Officer	February 21, 2024
Thomas Seifert	(Principal Financial Officer)

/s/ Janel Riley	Chief Accounting Officer	February 21, 2024
Janel Riley	(Principal Accounting Officer)

/s/ Michelle Zatlyn	Director	February 21, 2024
Michelle Zatlyn

/s/ Mark Anderson	Director	February 21, 2024
Mark Anderson

/s/ Maria Eitel	Director	February 21, 2024
Maria Eitel

/s/ Mark Hawkins	Director	February 21, 2024
Mark Hawkins

/s/ Carl Ledbetter	Director	February 21, 2024
Carl Ledbetter

/s/ Scott Sandell	Director	February 21, 2024
Scott Sandell

/s/ Katrin Suder	Director	February 21, 2024
Katrin Suder