Form 10-Q
period 2024-03-31
Cloudflare, Inc.
filed 2024-05-02
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 18, 2024, 301,090,249 shares of the registrant's Class A common stock were outstanding and 38,702,946 shares of the registrant's Class B common stock were outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$254,401	$86,864
Available-for-sale securities	1,461,801	1,586,880
Accounts receivable, net	213,183	248,268
Contract assets	11,589	11,041
Restricted cash short-term	5,535	2,522
Prepaid expenses and other current assets	69,663	47,502
Total current assets	2,016,172	1,983,077
Property and equipment, net	329,422	322,813
Goodwill	148,047	148,047
Acquired intangible assets, net	14,298	19,564
Operating lease right-of-use assets	141,820	138,556
Deferred contract acquisition costs, noncurrent	137,527	133,236
Restricted cash	1,838	1,838
Other noncurrent assets	12,506	12,636
Total assets	$2,801,630	$2,759,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,832	$53,727
Accrued expenses and other current liabilities	68,412	63,597
Accrued compensation	62,299	63,801
Operating lease liabilities	39,273	38,351
Deferred revenue	356,243	347,608
Total current liabilities	574,059	567,084
Convertible senior notes, net	1,284,352	1,283,362
Operating lease liabilities, noncurrent	113,017	113,490
Deferred revenue, noncurrent	17,645	17,244
Other noncurrent liabilities	15,333	15,540
Total liabilities	2,004,406	1,996,720

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of March 31, 2024 and December 31, 2023; 301,023 and 298,089 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	300	297
Class B common stock; $0.001 par value; 315,000 shares authorized as of March 31, 2024 and December 31, 2023; 38,710 and 39,443 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	39	40
Additional paid-in capital	1,857,168	1,784,566
Accumulated deficit	(1,059,383)	(1,023,840)
Accumulated other comprehensive income (loss)	(900)	1,984
Total stockholders’ equity	797,224	763,047
Total liabilities and stockholders’ equity	$2,801,630	$2,759,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$378,602	$290,175
Cost of revenue	85,038	70,432
Gross profit	293,564	219,743
Operating expenses:
Sales and marketing	194,102	137,001
Research and development	87,703	81,539
General and administrative	66,309	48,475
Total operating expenses	348,114	267,015
Loss from operations	(54,550)	(47,272)
Non-operating income (expense):
Interest income	21,252	13,487
Interest expense	(1,100)	(2,126)
Other income (expense), net	1,124	(857)
Total non-operating income, net	21,276	10,504
Loss before income taxes	(33,274)	(36,768)
Provision for income taxes	2,269	1,314
Net loss	$(35,543)	$(38,082)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	338,583	330,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(35,543)	$(38,082)
Other comprehensive income (loss):
Change in unrealized gain (loss) on investments, net of tax	(2,884)	5,758
Other comprehensive income (loss)	(2,884)	5,758
Comprehensive loss	$(38,427)	$(32,324)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2024
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	298,089	$297	39,443	$40	$1,784,566	$(1,023,840)	$1,984	$763,047
Issuance of common stock upon exercise of stock options	114	—	1,016	1	4,421	—	—	4,422
Vesting of shares issued upon early exercise of stock options	—	—	—	—	31	—	—	31
Issuance of common stock related to settlement of restricted stock units (RSUs)	1,114	1	—	—	(1)	—	—	—
Tax withholding on RSU settlement	(43)	—	—	—	(4,401)	—	—	(4,401)
Conversion of Class B to Class A common stock	1,749	2	(1,749)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	72,552	—	—	72,552
Net loss	—	—	—	—	—	(35,543)	—	(35,543)
Other comprehensive loss	—	—	—	—	—	—	(2,884)	(2,884)
Balance as of March 31, 2024	301,023	$300	38,710	$39	$1,857,168	$(1,059,383)	$(900)	$797,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	286,561	$286	43,525	$42	$1,475,423	$(839,891)	$(11,896)	$623,964
Issuance of common stock upon exercise of stock options	93	—	713	1	3,304	—	—	3,305
Vesting of shares issued upon early exercise of stock options	—	—	—	—	590	—	—	590
Issuance of common stock related to settlement of RSUs	715	1	189	—	(1)	—	—	—
Tax withholding on RSU settlement	(21)	—	(8)	—	(2,058)	—	—	(2,058)
Conversion of Class B to Class A common stock	2,024	2	(2,024)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	59,109	—	—	59,109
Net loss	—	—	—	—	—	(38,082)	—	(38,082)
Other comprehensive income	—	—	—	—	—	—	5,758	5,758
Balance as of March 31, 2023	289,372	$289	42,395	$41	$1,536,367	$(877,973)	$(6,138)	$652,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(35,543)	$(38,082)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	30,112	31,509
Non-cash operating lease costs	11,863	11,061
Amortization of deferred contract acquisition costs	18,107	14,109
Stock-based compensation expense	69,723	57,401
Amortization of debt issuance costs	990	1,163
Net accretion of discounts and amortization of premiums on available-for-sale securities	(12,713)	(8,228)
Deferred income taxes	(276)	(120)
Provision for bad debt	3,223	1,576
Other	106	(14)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	31,862	(32,781)
Contract assets	(548)	269
Deferred contract acquisition costs	(22,398)	(19,391)
Prepaid expenses and other current assets	(23,022)	(8,934)
Other noncurrent assets	760	(811)
Accounts payable	3,073	11,634
Accrued expenses and other current liabilities	3,838	650
Operating lease liabilities	(14,678)	(6,908)
Deferred revenue	9,036	21,881
Other noncurrent liabilities	64	430
Net cash provided by operating activities	73,579	36,414
Cash Flows from Investing Activities
Purchases of property and equipment	(32,056)	(17,541)
Capitalized internal-use software	(5,916)	(4,970)
Purchases of available-for-sale securities	(298,995)	(476,206)
Sales of available-for-sale securities	—	20,248
Maturities of available-for-sale securities	433,903	493,988
Other investing activities	14	48
Net cash provided by investing activities	96,950	15,567
Cash Flows from Financing Activities
Proceeds from the exercise of stock options	4,422	3,305
Payment of tax withholding obligation on RSU settlement	(4,401)	(2,058)
Net cash provided by financing activities	21	1,247
Net increase in cash, cash equivalents, and restricted cash	170,550	53,228
Cash, cash equivalents, and restricted cash, beginning of period	91,224	215,204
Cash, cash equivalents, and restricted cash, end of period	$261,774	$268,432
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8	$1
Cash paid for income taxes, net of refunds	$897	$1,260
Cash paid for operating lease liabilities	$12,530	$7,265
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$2,439	$1,640
Accounts payable and accrued expenses related to property and equipment additions	$16,961	$13,276
Vesting of early exercised stock options	$31	$590
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$13,282	$8,071

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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and of comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the Hamas-Israel and Russia-Ukraine conflicts, the potential worsening and expansion of such conflicts, and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of May 2, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes, except as noted below.
Change in Accounting Estimate
In January 2024, the Company completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $6.2 million for the three months ended March 31, 2024, recorded primarily in cost of revenue.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 that may have a material impact on the Company's condensed consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three months ended March 31, 2024 and 2023.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended March 31,
	2024		2023

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$196,463	52%	$152,918	53%
Europe, Middle East, and Africa	105,384	28%	78,331	27%
Asia Pacific	47,651	12%	39,218	13%
Other	29,104	8%	19,708	7%
Total	$378,602	100%	$290,175	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended March 31,
	2024		2023

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$70,451	19%	$41,003	14%
Direct customers	308,151	81%	249,172	86%
Total	$378,602	100%	$290,175	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $179.2 million and $107.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Beginning balance	$133,236	$93,145
Capitalization of contract acquisition costs	22,398	19,391
Amortization of deferred contract acquisition costs	(18,107)	(14,109)
Ending balance	$137,527	$98,427
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,342.8 million. As of March 31, 2024, the Company expected to recognize 70% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of March 31, 2024 and December 31, 2023.

(in thousands)					Reported as:
March 31, 2024	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$94,585	$—	$—	$94,585	$87,212	$—	$7,373
Level I:
Money market funds	157,722	—	—	157,722	157,722	—	—
Level II:
Corporate bonds	340,136	151	(412)	339,875	1,998	337,877	—
U.S. treasury securities	953,305	348	(842)	952,811	7,469	945,342	—
U.S. government agency securities	36,745	—	(69)	36,676	—	36,676	—
Commercial paper	141,905	1	—	141,906	—	141,906	—
Subtotal	1,472,091	500	(1,323)	1,471,268	9,467	1,461,801	—
Total assets measured at fair value on a recurring basis	$1,724,398	$500	$(1,323)	$1,723,575	$254,401	$1,461,801	$7,373

(in thousands)					Reported as:
December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current) Cash
Cash	$51,189	$—	$—	$51,189	$46,829	$—	$4,360
Level I:
Money market funds	40,035	—	—	40,035	40,035	—	—
Level II:
Corporate bonds	312,510	718	(378)	312,850	—	312,850	—
U.S. treasury securities	1,020,167	2,344	(544)	1,021,967	—	1,021,967	—
U.S. government agency securities	84,154	14	(96)	84,072	—	84,072	—
Commercial paper	167,989	2	—	167,991	—	167,991	—
Subtotal	1,584,820	3,078	(1,018)	1,586,880	—	1,586,880	—
Total assets measured at fair value on a recurring basis	$1,676,044	$3,078	$(1,018)	$1,678,104	$86,864	$1,586,880	$4,360
As of March 31, 2024, the Company had $7.4 million in total restricted cash mainly related to irrevocable standby letters of credit and bank guarantees that are required under lease agreements and indemnity holdback consideration associated with asset acquisitions.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2024 and December 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,104.9 million and $1,185.1 million as of March 31, 2024 and December 31, 2023, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $357.8 million and $399.7 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, net unrealized loss on investments was $0.9 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2023, net unrealized gain on investments was $2.0 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of March 31, 2024, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes (as defined below) issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of March 31, 2024, the fair value of the 2026 Notes was $1,213.4 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the 2026 Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of March 31, 2024 and December 31, 2023.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of March 31, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $7.2 million and $6.0 million, respectively. Provision for bad debt for the three months ended March 31, 2024 and 2023 was $2.6 million and $1.6 million, respectively. Write-off of uncollectible accounts receivable for the three months ended March 31, 2024 and 2023 was $1.4 million and $1.0 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023

	(in thousands)
Property and equipment:
Servers—network infrastructure	$361,341	$330,295
Construction in progress	35,025	45,557
Capitalized internal-use software	83,518	75,163
Office and computer equipment	33,112	32,043
Office furniture	9,015	9,003
Software	5,505	5,422
Leasehold improvements	43,240	42,984
Asset retirement obligation	827	826
Gross property and equipment	571,583	541,293
Less accumulated depreciation and amortization	(242,161)	(218,480)
Total property and equipment, net	$329,422	$322,813
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2024 and 2023 was $24.1 million and $25.8 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $5.5 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively.
Goodwill
As of March 31, 2024 and December 31, 2023, the Company's goodwill was $148.0 million. No goodwill impairments were recorded during the three months ended March 31, 2024 and 2023.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$7,083	$1,485	$5,598
Customer relationships	11,600	2,900	8,700
Total acquired intangible assets, net	$18,683	$4,385	$14,298

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$47,183	$36,893	$10,290
Trade name	1,700	1,488	212
Customer relationships	11,600	2,538	9,062
Total acquired intangible assets, net	$60,483	$40,919	$19,564
Amortization of acquired intangible assets was $5.3 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2024 (remaining nine months)	$3,744
2025	4,391
2026	1,450
2027	1,450
2028	1,450
Thereafter	1,813
Total	$14,298
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 7.3 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 7.9 years. All of the Company's leases are classified as operating leases.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,

	2024	2023
	(in thousands)
Operating lease cost	$11,863	$11,061
Total lease cost	$11,863	$11,061
Variable lease cost and short-term lease cost for the three months ended March 31, 2024 and March 31, 2023 were not material.
As of March 31, 2024, the Company had $45.9 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between April 2024 and July 2026 and have an average lease term of 3.9 years.
As of March 31, 2024, the weighted-average remaining term of the Company’s operating leases was 4.8 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.8%.

Maturities of the operating lease liabilities as of March 31, 2024 are as follows:

March 31, 2024
(in thousands)
2024 (remaining nine months)	$35,076
2025	36,932
2026	32,522
2027	28,004
2028	15,804
Thereafter	22,289
Total lease payments	$170,627
Less: Imputed interest	$(18,337)
Total operating lease liabilities	$152,290
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
None of the circumstances described in the paragraphs above were met during the quarter ended March 31, 2024.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of March 31, 2024, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information on the 2026 Capped Calls.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes, and together with the 2026 Notes, the Notes). The 2025 Notes were senior unsecured obligations of the Company, with interest payable semi-annually in arrears, at a rate of 0.75% per year.
The 2025 Notes were convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, which was equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture dated May 15, 2020 (the 2025 Indenture). After the closing of the transactions described below, no 2025 Notes were outstanding as of March 31, 2024 and December 31, 2023.
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
During the fiscal year ended December 31, 2023, the Company repurchased $123.0 million principal amount of the 2025 Notes (the 2025 Notes Repurchases) for approximately $172.7 million in cash, including approximately $0.5 million of accrued interest. The 2025 Notes Repurchases resulted in a $50.3 million loss on extinguishment of debt, of which $1.1 million consisted of unamortized debt issuance costs. The Company settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes. These conversions were exercised by the holders of the 2025 Notes in connection with the Company's issuance of a redemption notice. Pursuant to the terms of the 2025 Indenture, the conversion rate then in effect was 28.5913 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, inclusive of 1.8726 additional shares added to the initial conversion rate. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of approximately 0.5 million shares of the Company's Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount converted. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's condensed consolidated balance sheets. There are no 2025 Notes outstanding as a result of this transaction.
2025 Capped Call Transactions

In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. As of March 31, 2024, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised or terminated in connection with the 2025 Notes Exchange, the 2025 Notes Repurchases, or any of the conversions of the 2025 Notes.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information on the 2025 Capped Calls.
The net carrying amounts of the 2026 Notes were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Principal	$1,293,750	$1,293,750
Unamortized debt issuance costs	(9,398)	(10,388)
Carrying amount, net	$1,284,352	$1,283,362
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2024		2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$—	$—	$297
Amortization of debt issuance costs	990	—	990	173
Total	$990	$—	$990	$470
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of March 31, 2024, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of March 31, 2024 and December 31, 2023, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	March 31, 2024	December 31, 2023

	(in thousands)
2026 Notes	10,311	10,311
Stock options issued and outstanding	10,731	12,523
Remaining shares available for issuance under the 2019 Plan	73,837	56,442
Outstanding and unsettled RSUs	9,967	10,894
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	17,219	13,844
Total shares of common stock reserved	122,065	104,014
Note 10. Stock-based Compensation
Equity Incentive Plans
The 2019 Equity Incentive Plan (2019 Plan) provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, performance stock units, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. Certain outstanding equity awards were granted under the Company’s 2010 Equity Incentive Plan that is no longer active, but continues to govern the outstanding equity awards granted thereunder.
Stock Options
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

The Company achieved the stock price milestone for the first tranche of 224,250 Performance Options during the three months ended March 31, 2024. Following the achievement of the stock price milestone, the first tranche shares are subject to six quarterly vesting periods on a ratable basis.
In April 2024, the Company achieved the stock price milestone for the second tranche of 207,750 Performance Options. Following the achievement of the achievement of the stock price milestone, the second tranche shares are subject to six quarterly vesting periods on a ratable basis.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the three months ended March 31, 2024 and 2023 were $2.6 million and $6.9 million, respectively. As of March 31, 2024, there was $151.4 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 4.1 years.
Restricted Stock Units
The total stock-based compensation expense for RSUs for the three months ended March 31, 2024 and 2023 was $63.9 million and $44.3 million, respectively. As of March 31, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $606.3 million that is expected to be recognized over a weighted-average period of 2.8 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. No shares of Class A common stock were purchased under the ESPP during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $1.0 million and is expected to be recognized over a weighted average period of 0.1 years.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cost of revenue	$2,503	$1,683
Sales and marketing	20,177	14,820
Research and development	25,716	27,737
General and administrative	21,327	13,161
Total stock-based compensation expense	$69,723	$57,401

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(31,429)	$(4,114)	$(33,207)	$(4,875)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	299,398	39,185	288,096	42,293
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.12)	$(0.12)
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

	March 31,
	2024	2023

	(in thousands)
2025 Notes	—	4,233
2026 Notes	6,762	6,762
Shares subject to repurchase	—	615
Unexercised stock options	10,731	14,821
Unvested restricted stock and RSUs	9,967	9,874
Shares issuable pursuant to the ESPP	186	245
Total	27,646	36,550
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
The Company recorded an income tax expense of $2.3 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

The income tax expense of $2.3 million and $1.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively, was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	March 31, 2024	December 31, 2023

	(in thousands)
United States	$186,252	$191,853
Rest of the world	143,170	130,960
Total property and equipment, net	$329,422	$322,813
No single country other than the United States accounted for more than 10% of total property and equipment, net as of March 31, 2024 and December 31, 2023.

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
◦International reach. Our global network, with a presence in more than 320 cities and over 120 countries worldwide, has helped to foster our strong international growth. International markets represented 48% and 47% of our revenue in the three months ended March 31, 2024 and 2023, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments and global events, such as the Hamas-Israel and the Russia-Ukraine conflicts and the potential worsening or expansion of those conflicts and other areas of geopolitical tension around the world, and how they may adversely impact our and our customers’ businesses. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, also could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth over that period (including with respect to new customers). We believe macroeconomic uncertainty could persist through the remainder of 2024. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
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

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Gross profit	$293,564	$219,743
Gross margin	78%	76%
Loss from operations	$(54,550)	$(47,272)
Non-GAAP income from operations	$42,443	$19,365
Operating margin	(14)%	(16)%
Non-GAAP operating margin	11%	7%
Net cash provided by operating activities	$73,579	$36,414
Net cash provided by investing activities	$96,950	$15,567
Net cash provided by financing activities	$21	$1,247
Free cash flow	$35,607	$13,903
Net cash provided by operating activities (as a percentage of revenue)	19%	13%
Free cash flow margin	9%	5%
Paying customers(1)	197,138	168,159
Paying customers (> $100,000 Annualized Revenue)(1)	2,878	2,156
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended March 31,
	2024		2023

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$196,463	52%	$152,918	53%
Europe, Middle East, and Africa	105,384	28%	78,331	27%
Asia Pacific	47,651	12%	39,218	13%
Other	29,104	8%	19,708	7%
Total	$378,602	100%	$290,175	100%
Non-GAAP Financial Measures
In addition to our results determined in accordance with generally accepted accounting principles in the United States (U.S. GAAP), we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In particular, free cash flow is not a substitute for cash provided by operating activities. Additionally, the utility of free cash flow as a measure of our liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses incurred in connection with the acquisition, and include third-party transaction costs and compensation expense for key acquired personnel. We also excluded the one-time cash compensation charge incurred during the three months ended March 31, 2024 from certain of our non-GAAP financial measures because it was not attributable to services provided and did not correlate to the ongoing operation of our business.

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Loss from operations	$(54,550)	$(47,272)
Add:
Stock-based compensation expense and related employer payroll taxes	76,727	61,750
Amortization of acquired intangible assets	5,266	4,887
One-time compensation charge	15,000	—
Non-GAAP income from operations	$42,443	$19,365
Operating margin	(14)%	(16)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	11%	7%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by operating activities less cash used for purchases of property and equipment and capitalized internal-use software. Free cash flow margin is calculated as free cash flow divided by revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our operations that, after the investments in property and equipment and capitalized internal-use software, can be used for strategic initiatives, including investing in our business, and strengthening our financial position. We believe that historical and future trends in free cash flow and free cash flow margin, even if negative, provide useful information about the amount of cash generated by our operating activities that is available (or not available) to be used for strategic initiatives. For example, if free cash flow is negative, we may need to access cash reserves or other sources of capital to invest in strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$73,579	$36,414
Less: Purchases of property and equipment	(32,056)	(17,541)
Less: Capitalized internal-use software	(5,916)	(4,970)
Free cash flow	$35,607	$13,903
Net cash provided by investing activities	$96,950	$15,567
Net cash provided by financing activities	$21	$1,247
Net cash provided by operating activities (as a percentage of revenue)	19%	13%
Less: Purchases of property and equipment (as a percentage of revenue)	(8)%	(6)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%
Free cash flow margin	9%	5%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 197,138 and 168,159 as of March 31, 2024 and March 31, 2023, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 2,878 and 2,156 as of March 31, 2024 and March 31, 2023, respectively.

Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended March 31, 2024 and March 31, 2023 were 115% and 117%, respectively.
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
Cost of Revenue
Cost of revenue consists primarily of expenses that are directly related to providing our service to our paying customers. These expenses include expenses related to operating in co-location facilities, network and bandwidth costs, depreciation of our equipment located in co-location facilities, certificate authority services costs for paying customers, related overhead costs, the amortization of our capitalized internal-use software, and the amortization of acquired developed technologies. Cost of revenue also includes employee-related costs, including salaries, benefits, and stock-based compensation for employees whose primary responsibilities relate to supporting our paying customers. Other costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead costs.
As our customers expand and increase the use of our global network and products driven by additional applications and connected devices, we expect that our cost of revenue will continue to increase due to higher network and bandwidth costs and expenses related to operating in additional co-location facilities. However, we expect to continue to benefit from economies of scale as our customers increase the use of our global network and products. We intend to continue to invest additional resources in our global network and products and our customer support organizations as we grow our business. The level and timing of investment in these areas could affect our cost of revenue in the future.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries, a one-time compensation charge, benefits, and stock-based compensation expense, sales commissions that are recognized as expenses over the period of benefit, marketing programs, certificate authority services costs for free customers, travel-related expenses, bandwidth and co-location costs for free customers, and allocated overhead costs. Sales commissions earned by our sales force and the associated payroll taxes that are direct and incremental to the acquisition of channel partner and direct customer contracts are deferred and amortized over an estimated period of benefit of three years for the initial acquisition of a contract and over the contractual term of the renewals for renewal contracts. We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness, including marketing efforts to continue to drive our pay-as-you-go business model. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Revenue	$378,602	$290,175
Cost of revenue(1)	85,038	70,432
Gross profit	293,564	219,743
Operating expenses:
Sales and marketing(1)	194,102	137,001
Research and development(1)	87,703	81,539
General and administrative(1)	66,309	48,475
Total operating expenses	348,114	267,015
Loss from operations	(54,550)	(47,272)
Non-operating income (expense):
Interest income	21,252	13,487
Interest expense	(1,100)	(2,126)
Other income (expense), net	1,124	(857)
Total non-operating income, net	21,276	10,504
Loss before income taxes	(33,274)	(36,768)
Provision for income taxes	2,269	1,314
Net loss	$(35,543)	$(38,082)
_______________

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Cost of revenue	$2,503	$1,683
Sales and marketing	20,177	14,820
Research and development	25,716	27,737
General and administrative	21,327	13,161
Total stock-based compensation expense	$69,723	$57,401

	Three Months Ended March 31,
	2024	2023

Percentage of Revenue Data:
Revenue	100%	100%
Cost of revenue	22	24
Gross margin	78	76
Operating expenses:
Sales and marketing	51	47
Research and development	23	28
General and administrative	18	17
Total operating expenses	92	92
Loss from operations	(14)	(16)
Non-operating income (expense):
Interest income	6	4
Interest expense	—	(1)
Other income (expense), net	—	—
Total non-operating income, net	6	3
Loss before income taxes	(8)	(13)
Provision for income taxes	1	—
Net loss	(9)%	(13)%
Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue	$378,602	$290,175	$88,427	30%
Revenue increased by $88.4 million, or 30%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 17% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 115% for the three months ended March 31, 2024.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Cost of revenue	$85,038	$70,432	$14,606	21%
Gross margin	78%	76%
Cost of revenue increased by $14.6 million, or 21%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in the cost of revenue was primarily due to an increase of $5.1 million in employee-related costs, and an increase of $4.0 million of third-party technology services costs.
Gross margin did not significantly fluctuate during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Sales and marketing	$194,102	$137,001	$57,101	42%
Sales and marketing expenses increased by $57.1 million, or 42%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by $38.3 million in increased employee-related costs due to a $15.0 million one-time compensation charge and an 8% increase in headcount in our sales and marketing organization, including an increase of $6.6 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $6.0 million in co-location and bandwidth expenses for free customers, an increase of $5.6 million in expenses for marketing programs due to investments in brand awareness advertising, third-party industry events, and digital performance marketing, and an increase of $2.2 million in travel-related expenses.
Research and Development

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development	$87,703	$81,539	$6,164	8%
Research and development expenses increased by $6.2 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by $6.4 million in increased employee-related costs due to a 12% increase in headcount in our research and development organization.

General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
General and administrative	$66,309	$48,475	$17,834	37%
General and administrative expenses increased by $17.8 million, or 37%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by $11.6 million in increased employee-related costs due to an 8% increase in headcount in our general and administrative organization, including an increase of $6.9 million in stock-based compensation expense, and an increase of $1.5 million in professional fees for third-party accounting, consulting, and legal services.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Interest income	$21,252	$13,487	$7,765	58%
Interest income increased by $7.8 million, or 58%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by an increase in interest rates.
Interest Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Interest expense	$(1,100)	$(2,126)	$1,026	(48)%
Interest expense did not significantly fluctuate during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Other income (expense), net	$1,124	$(857)	$1,981	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Provision for income taxes	$2,269	$1,314	$955	73%

The net change in income taxes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is $1.0 million. The income tax expense of $2.3 million and $1.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively, was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs, of $562.5 million. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs of $1,274.0 million. Concurrently with the completion of the offering of the 2026 Notes, we also entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. In May 2023, we repurchased approximately $123.0 million in aggregate principal amount of the 2025 Notes for $172.7 million in cash (including accrued interest). Subsequently, in July 2023, we settled conversions of the remaining $35.4 million aggregated principal amount outstanding of the 2025 Notes in a combination of $35.4 million cash and approximately 0.5 million shares of our Class A common stock.
As of March 31, 2024, we had cash and cash equivalents of $254.4 million, including $21.9 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,461.8 million consisting of U.S. treasury securities, commercial paper, and corporate bonds. As of March 31, 2024, our investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,059.4 million as of March 31, 2024. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of March 31, 2024, our material cash requirements include contractual obligations from the 2026 Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of March 31, 2024, we had $7.4 million recognized as total restricted cash on our condensed consolidated balance sheets which mainly related to irrevocable standby letters of credit and bank guarantees that are required under lease agreements and indemnity holdback consideration associated with asset acquisitions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$73,579	$36,414
Net cash provided by investing activities	$96,950	$15,567
Net cash provided by financing activities	$21	$1,247
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2024 was $73.6 million, which resulted from a net loss of $35.5 million, adjusted for non-cash charges of $121.1 million and net cash outflow of $12.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $69.7 million for stock-based compensation expense, $30.1 million for depreciation and amortization expense, $18.1 million for amortization of deferred contract acquisition costs, $11.9 million for non-cash operating lease costs, $3.2 million for provision of bad debt, and $1.0 million for amortization of convertible note issuance costs, which were partially offset by $12.7 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $23.0 million increase in prepaid expenses and other current assets related to operating activities, a $22.4 million increase in deferred contract acquisition costs due to the addition of new customers, and $14.7 million in payments related to operating lease liabilities, which were partially offset by a $31.9 million decrease in accounts receivable, net, which decreased due to strong cash collection from our customers, a $9.0 million increase in deferred revenue, a $3.8 million increase in accrued expenses and other current liabilities, and a $3.1 million increase in accounts payable related to operating activities.
Net cash provided by operating activities during the three months ended March 31, 2023 was $36.4 million, which resulted from a net loss of $38.1 million, adjusted for non-cash charges of $108.5 million and net cash outflow of $34.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $57.4 million for stock-based compensation expense, $31.5 million for depreciation and amortization expense, $14.1 million for amortization of deferred contract acquisition costs, $11.1 million for non-cash operating lease costs, $1.6 million for provision of bad debt, and $1.2 million for amortization of convertible note issuance costs, which were partially offset by $8.2 million for net accretion of discounts and amortization of premiums on available-for-sale securities. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $32.8 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, $19.4 million increase in deferred contract acquisition costs due to the addition of new customers, a $8.9 million increase in prepaid expenses and other current assets, and $6.9 million in payments related to operating lease liabilities, which were partially offset by a $21.9 million increase in deferred revenue, a $11.6 million increase in accounts payable, and a $0.7 million increase in accrued expenses and other current liabilities.
Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2024 of $97.0 million resulted primarily from the maturities of available-for-sale securities of $433.9 million, which were partially offset by the purchases of available-for-sale securities of $299.0 million, capital expenditures of $32.1 million, and capitalization of internal-use software development costs of $5.9 million.
Net cash provided by investing activities during the three months ended March 31, 2023 of $15.6 million resulted primarily from the maturities of available-for-sale securities of $494.0 million and the sales of available-for-sale securities of $20.2 million, which was partially offset by the purchases of available-for-sale securities of $476.2 million, capital expenditures of $17.5 million, and capitalization of internal-use software development costs of $5.0 million.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2024 were not material, and primarily consisted of $4.4 million of proceeds from the exercise of vested stock options, which were partially offset by $4.4 million of payments of tax withholding on RSU settlements.
Net cash provided by financing activities of $1.2 million during the three months ended March 31, 2023 was primarily due to $3.3 million of proceeds from the exercise of vested stock options, which were partially offset by $2.1 million in payments of tax withholding on RSU settlements.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the Hamas-Israel and Russia-Ukraine conflicts, and the potential worsening and expansion of such conflicts, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 2, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes to these policies for the three months ended March 31, 2024, except as noted below.
Change in Accounting Estimate
In January 2024, we completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $6.2 million for the three months ended March 31, 2024, recorded primarily in cost of revenue. We expect this change in accounting estimate to result in a reduction of depreciation expense of approximately $20 million for the full fiscal year 2024 for assets in service as of December 31, 2023.

Recently Issued Accounting Pronouncements
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
As of March 31, 2024, we had cash and cash equivalents of $254.4 million and available-for-sale securities of $1,461.8 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in a decrease of $9.3 million or an increase of $9.3 million in the market value of our investments in available-for-sale securities as of March 31, 2024.
Foreign Currency Risk
The functional currency of our foreign subsidiaries is the U.S. dollar and our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to the U.S. dollar. The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Singapore Dollar. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the three months ended March 31, 2024 and 2023, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $35.5 million and $38.1 million for the three months ended March 31, 2024 and 2023, respectively, and as of March 31, 2024, we had an accumulated deficit of $1,059.4 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $378.6 million and $290.2 million for the three months ended March 31, 2024 and 2023, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The United States, Europe, and the United Kingdom have recently experienced historically high levels of inflation. Although inflation levels have begun to decrease from such high levels in the United States, the United Kingdom, and Eurozone, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise or maintain, high interest rates and may implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and result in other similar or unexpected effects. For example, the decrease in values of government-issued securities resulting from higher interest rates may have played a significant role in the failures of Silicon Valley Bank and Signature Bank during the first quarter of 2023, the circumstances resulting in the UBS takeover of Credit Suisse during the second quarter of 2023, and generalized uncertainty confronting a number of other financial institutions.
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
Further, the sales cycle for new customers of our technology and services could lengthen in the future as a result of challenging macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. For example, potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycles for certain types of customers and sales, slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth over that period (including with respect to new customers). We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the challenging macroeconomic conditions continue or worsen.
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
Any of the negative impacts of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions, and any related challenging macroeconomic conditions, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions, expand the number of products we sell to paying customers, and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans or reduce the number of products they purchase from us if they do not see the marginal value in paying for our higher-cost plans or for our specific products, or due to challenging macroeconomic conditions and/or reduced operating budgets, thereby impacting our ability to increase revenue. For example, we periodically have experienced a higher level of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan). Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade in their subscription plans, the purchase of additional, or the expanded use of their currently used, products is justified by the additional functionality they would gain. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. Our customers’ decisions whether to upgrade their subscription, purchase additional, or expand current usage, of our products or to continue any such previously chosen upgrade or purchased products are driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners through account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. In addition, some of our subscription agreements with our large customers may have more customer favorable early termination rights, less favorable limitations on liability, indemnification and other legal provisions for us, greater usage-based pricing than is the case with our customary subscription-based agreements with our contracted customers and our pay-as-you-go customers, or generate lower margins than other contracted customers. As a result, it is difficult to predict whether or when a sale to a prospective large customer will be completed, how much incremental revenue or gross profit will result from such sales over the duration of the agreement, and when revenue from a subscription will be recognized or will cease.
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
Our competitors provide both on-premises, appliance-based solutions, and cloud-based services that have functionality similar to our network and products. We expect competition to increase as other established and emerging companies and start-ups enter the markets for products and solutions for security, performance, and reliability, in particular with respect to cloud-based solutions, as customer requirements evolve and as new products, services, and technologies, including those that leverage artificial intelligence and machine learning, are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
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
A substantial majority of our revenue in the three months ended March 31, 2024 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our Cloudflare One suite of solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. Changes in the senior leadership of our sales team, such as the departure of our former President of Revenue and the hiring of our new President of Revenue in February 2024, also could negatively impact our ability to retain current members of our sales team. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
New sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, due to our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. For example, since late 2022, we periodically have experienced a reduction in average productivity among our sales personnel, which we believe was due in part to new sales hires not becoming as productive as we expected and exacerbated by worsening or uncertain macroeconomic conditions. While we continue to address productivity and focus on hiring, training, and retaining successful sales personnel, these efforts may take longer than anticipated, which may negatively impact our ability to achieve our targeted revenue growth.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,394 employees as of March 31, 2023 to 3,704 employees as of March 31, 2024. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, during 2023, we hired several new members of our senior management team, including our Senior Vice President, Engineering; Senior Vice President, Chief Security Officer; and Senior Vice President, Chief People Officer, and our Chief Product Officer left the Company. In addition, in February 2024, our former President of Revenue departed and we hired our new President of Revenue, and in April 2024, we hired our first Chief Strategy Officer. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
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
A significant part of our business strategy is to focus on long-term growth and to reinvest our cash flow from operations into our business, including the expansion of our global network, the development of new products and features, the expansion of our global workforce, and the potential acquisition of complementary businesses. As a result, our profitability may be lower than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, and expenditures on growing our network and expanding our research and development and portfolio of products, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by industry or financial analysts and our stockholders, our stock price may decline.
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
•governments routinely investigate and audit government contractors’ administrative processes and any unfavorable audit could result in fines, civil or criminal liability, further investigations, damage to our reputation, and debarment, suspension, or ineligibility from some or all further business with the applicable government and its related agencies and departments;
•governments often require contract terms that differ from our standard customer arrangements, including terms that can lead to those customers obtaining broader rights in our products than would be expected under a standard commercial contract and terms that can allow for early termination or subject us to more onerous obligations and requirements than our standard customer arrangements;

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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflicts between Hamas and Israel and between Russia and Ukraine, and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of May 2, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our initial public offering and in the issuances and sales of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes). Although we currently anticipate that our existing cash, cash equivalents, and available-for-sale securities, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.

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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 320 cities and over 120 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we have in the past faced, including in connection     with the November 2023 intrusion of our systems, and may in the future face, increased costs in the event of actual or perceived security breaches or other security-related incidents. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during recent years, we and our customers face increased risks to the security of infrastructure and data, and geopolitical tensions or events such as the Hamas-Israel and Russia-Ukraine conflicts also may increase these risks. We cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of March 31, 2024, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 320 cities and over 120 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Luxembourg that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, military conflicts and geopolitical tensions, or other related conditions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, during 2021 and continuing through the first quarter of 2022, a global shortage of CPUs, RAM, SSDs, and other electronics resulted in supply constraints for a number of electronics firms, including manufacturers of servers. This global shortage disrupted and increased the cost, and other shortages or similar supply constraints in the future may disrupt or increase the cost, of some of our expected purchases of network equipment and servers. If our supply of certain components is disrupted or delayed or becomes more expensive, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay or additional costs in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, cause other constraints on our operations that could damage our customer relationships, or otherwise adversely impact our business, financial condition, or results of operations.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, UK Cyber Essentials and FedRAMP moderate authorization, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to PSPC, ISMAP, IRAP, or DoD IL4 compliance in Canada, Japan, Australia, and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and copyright law. The Digital Services Act and Digital Markets Act have gone into effect in the European Union (EU), updating the rules governing digital services like ours and imposing additional legal requirements on certain service providers. In addition, in 2019, the EU approved a Copyright Directive that will impose additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials) and in the United Kingdom (online harms), Australia (online harms), and India (Digital India Act), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
Some countries are also considering or have enacted legislation and/or certification schemes requiring local storage and processing of data, or other sovereignty-oriented requirements, that could increase the cost and complexity of delivering our services. For example, the European Union Agency for Cybersecurity’s draft version of the European Cybersecurity Certification Scheme for Cloud Services may require EU data sovereignty for companies seeking to obtain the highest certification level.
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
In July 2023, the European Commission adopted an adequacy decision for the new EU-U.S. Data Privacy Framework, which is designed to address the concerns raised in the Schrems II case. However, the European Commission’s adequacy decision regarding this framework will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. While this new framework may serve as a means for cloud service providers like our company to freely transfer EU personal data to the United States, many aspects of this new framework remain uncertain. It has already been subject to legal challenge, and some customers and vendors are unwilling to rely on the new framework due to this uncertainty. In addition, in January 2023, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data. More recently, the European Data Protection Supervisor’s finding in March 2024 that the European Commission’s use of Microsoft 365 violates the GDPR in part due to EU personal data being transferred to countries that do not have adequacy with the EU suggests that EU regulators are continuing to subject data transfers outside the EU to careful scrutiny.

Whether as a result of these decisions or otherwise, we may continue to see more findings from privacy regulators around the world against cloud service providers relating to cross-border personal data transfers, and may find it necessary or appropriate to modify our policies and practices to address any such findings or other legislative developments relating to cross-border personal data transfers. Implementing any new guidance from applicable regulatory authorities and otherwise responding to or addressing developments relating to cross-border personal data transfers may result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual negotiations, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results.
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
Net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results. It is also possible that federal, state, and non-U.S. tax authorities will enact additional legislation limiting our ability to use our carryforwards, some of which may adversely impact our business.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 48% and 47% of our revenue from our international customers for the three months ended March 31, 2024 and 2023, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 320 cities and over 120 countries worldwide as of March 31, 2024. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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
Geopolitical events, including the ongoing conflicts between Hamas and Israel and between Russia and Ukraine or other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In addition, heightened use of trade restrictions and sanctions, including tariffs or prohibitions on technology transfers to achieve diplomatic ends could impact our ability to conduct our business as planned.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of March 31, 2024, we had 308 issued patents and 69 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2024, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 74.7% of the voting power of our capital stock, with our co-founders together holding approximately 54.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. As of March 31, 2024, the remaining aggregate principal amount was $1,293.8 million of the 2026 Notes. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, the following “Rule 10b5-1 trading arrangements,” as defined in Regulation S-K Item 408, were adopted:
On February 28, 2024, Carl Ledbetter, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 130,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 24, 2025, or earlier if all transactions under the trading arrangement are completed.
On February 28, 2024, Janel Riley, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of 1,392 shares of our Class A common stock plus an amount of shares of Class A common stock settled, net of taxes, following the vesting and settlement of RSUs. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to Ms. Riley’s trading arrangement can only be determined upon the occurrence of the future vesting events. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 30, 2025, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: May 2, 2024	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2024	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)