Form 10-Q
period 2024-06-30
Cloudflare, Inc.
filed 2024-08-01
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 18, 2024, 303,675,639 shares of the registrant's Class A common stock were outstanding and 38,027,095 shares of the registrant's Class B common stock were outstanding.

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
•the impact of the Hamas-Israel and Russia-Ukraine conflicts and other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•our ability to repay our convertible senior notes and any outstanding borrowings under our revolving credit facility when due;
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
•The Hamas-Israel and Russia-Ukraine conflicts and other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.

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
•Repaying and servicing our existing and future debt, including our 2026 Notes (as defined below) and borrowings under our revolving credit facility, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$156,967	$86,864
Available-for-sale securities	1,600,430	1,586,880
Accounts receivable, net	250,213	248,268
Contract assets	12,917	11,041
Restricted cash short-term	1,000	2,522
Prepaid expenses and other current assets	71,491	47,502
Total current assets	2,093,018	1,983,077
Property and equipment, net	339,124	322,813
Goodwill	156,162	148,047
Acquired intangible assets, net	21,663	19,564
Operating lease right-of-use assets	141,870	138,556
Deferred contract acquisition costs, noncurrent	144,330	133,236
Restricted cash	2,023	1,838
Other noncurrent assets	18,483	12,636
Total assets	$2,916,673	$2,759,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,528	$53,727
Accrued expenses and other current liabilities	66,916	63,597
Accrued compensation	57,813	63,801
Operating lease liabilities	40,740	38,351
Deferred revenue	370,968	347,608
Total current liabilities	595,965	567,084
Convertible senior notes, net	1,285,342	1,283,362
Operating lease liabilities, noncurrent	112,508	113,490
Deferred revenue, noncurrent	23,579	17,244
Other noncurrent liabilities	17,734	15,540
Total liabilities	2,035,128	1,996,720

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of June 30, 2024 and December 31, 2023; 303,321 and 298,089 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	302	297
Class B common stock; $0.001 par value; 315,000 shares authorized as of June 30, 2024 and December 31, 2023; 38,216 and 39,443 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	39	40
Additional paid-in capital	1,956,984	1,784,566
Accumulated deficit	(1,074,461)	(1,023,840)
Accumulated other comprehensive income (loss)	(1,319)	1,984
Total stockholders’ equity	881,545	763,047
Total liabilities and stockholders’ equity	$2,916,673	$2,759,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$400,996	$308,494	$779,598	$598,669
Cost of revenue	89,011	75,221	174,049	145,653
Gross profit	311,985	233,273	605,549	453,016
Operating expenses:
Sales and marketing	174,501	146,688	368,603	283,689
Research and development	102,547	89,610	190,250	171,149
General and administrative	69,635	53,147	135,944	101,622
Total operating expenses	346,683	289,445	694,797	556,460
Loss from operations	(34,698)	(56,172)	(89,248)	(103,444)
Non-operating income (expense):
Interest income	21,715	16,536	42,967	30,023
Interest expense	(1,218)	(1,539)	(2,318)	(3,665)
Loss on extinguishment of debt	—	(50,300)	—	(50,300)
Other income (expense), net	269	(1,527)	1,393	(2,384)
Total non-operating income (expense), net	20,766	(36,830)	42,042	(26,326)
Loss before income taxes	(13,932)	(93,002)	(47,206)	(129,770)
Provision for income taxes	1,146	1,465	3,415	2,779
Net loss	$(15,078)	$(94,467)	$(50,621)	$(132,549)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.28)	$(0.15)	$(0.40)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	340,648	332,297	339,617	331,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(15,078)	$(94,467)	$(50,621)	$(132,549)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	(915)	(171)	(3,799)	5,587
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	910	—	910	—
Reclassification of gain (loss) included in net loss	(414)	—	(414)	—
Net changes on cash flow hedges	496	—	496	—
Other comprehensive income (loss), net of tax	(419)	(171)	(3,303)	5,587
Comprehensive loss	$(15,497)	$(94,638)	$(53,924)	$(126,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2024
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	301,023	$300	38,710	$39	$1,857,168	$(1,059,383)	$(900)	$797,224
Issuance of common stock upon exercise of stock options	72	—	576	1	3,191	—	—	3,192
Issuance of common stock related to early exercised stock options	—	—	2	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	32	—	—	32
Issuance of common stock related to settlement of restricted stock units (RSUs) and performance stock units (PSUs)	1,040	1	—	—	(1)	—	—	—
Tax withholding on RSU settlement	(59)	—	—	—	(4,362)	—	—	(4,362)
Conversion of Class B to Class A common stock	1,072	1	(1,072)	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	173	—	—	—	10,455	—	—	10,455
Other	—	—	—	—	1,689	—	—	1,689
Stock-based compensation	—	—	—	—	88,812	—	—	88,812
Net loss	—	—	—	—	—	(15,078)	—	(15,078)
Other comprehensive loss	—	—	—	—	—	—	(419)	(419)
Balance as of June 30, 2024	303,321	$302	38,216	$39	$1,956,984	$(1,074,461)	$(1,319)	$881,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	289,372	$289	42,395	$41	$1,536,367	$(877,973)	$(6,138)	$652,586
Issuance of common stock upon exercise of stock options	147	—	567	—	3,754	—	—	3,754
Repurchases of unvested common stock	(17)	—	—	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	580	—	—	581
Issuance of common stock related to settlement of RSUs	818	1	133	—	(1)	—	—	—
Tax withholding on RSU settlement	(20)	—	(5)	—	(1,325)	—	—	(1,325)
Conversion of Class B to Class A common stock	1,283	1	(1,283)	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	249	—	—	—	10,450	—	—	10,450
Stock-based compensation	—	—	—	—	70,426	—	—	70,426
Net loss	—	—	—	—	—	(94,467)	—	(94,467)
Other comprehensive loss	—	—	—	—	—	—	(171)	(171)
Balance as of June 30, 2023	291,832	$291	41,807	$41	$1,620,251	$(972,440)	$(6,309)	$641,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2024
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	298,089	$297	39,443	$40	$1,784,566	$(1,023,840)	$1,984	$763,047
Issuance of common stock upon exercise of stock options	186	—	1,592	2	7,612	—	—	7,614
Issuance of common stock related to early exercised stock options	—	—	2	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	63	—	—	63
Issuance of common stock related to settlement of RSUs and PSUs	2,154	2	—	—	(2)	—	—	—
Tax withholding on RSU settlement	(102)	—	—	—	(8,763)	—	—	(8,763)
Conversion of Class B to Class A common stock	2,821	3	(2,821)	(3)	—	—	—	—
Common stock issued under employee stock purchase plan	173	—	—	—	10,455	—	—	10,455
Other	—	—	—	—	1,689	—	—	1,689
Stock-based compensation	—	—	—	—	161,364	—	—	161,364
Net loss	—	—	—	—	—	(50,621)	—	(50,621)
Other comprehensive loss	—	—	—	—	—	—	(3,303)	(3,303)
Balance as of June 30, 2024	303,321	$302	38,216	$39	$1,956,984	$(1,074,461)	$(1,319)	$881,545

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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(50,621)	$(132,549)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	59,767	65,182
Non-cash operating lease costs	23,124	21,925
Amortization of deferred contract acquisition costs	36,991	29,011
Stock-based compensation expense	155,714	125,793
Amortization of debt issuance costs	1,980	2,470
Net accretion of discounts and amortization of premiums on available-for-sale securities	(24,028)	(19,050)
Deferred income taxes	(1,310)	(613)
Provision for bad debt	4,770	6,037
Loss on extinguishment of debt	—	50,300
Other	291	494
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,715)	(35,413)
Contract assets	(1,876)	(381)
Deferred contract acquisition costs	(48,085)	(43,348)
Prepaid expenses and other current assets	(24,726)	(13,996)
Other noncurrent assets	1,941	(1,991)
Accounts payable	15,996	6,602
Accrued expenses and other current liabilities	254	1,454
Operating lease liabilities	(25,031)	(18,149)
Deferred revenue	29,695	56,460
Other noncurrent liabilities	263	627
Net cash provided by operating activities	148,394	100,865
Cash Flows from Investing Activities
Purchases of property and equipment	(61,681)	(56,289)
Capitalized internal-use software	(12,831)	(10,703)
Asset acquisitions and business combinations, net of cash acquired	(13,977)	—
Purchases of available-for-sale securities	(790,675)	(795,096)
Sales of available-for-sale securities	—	20,248
Maturities of available-for-sale securities	792,354	857,456
Other investing activities	18	59
Net cash provided by (used in) investing activities	(86,792)	15,675
Cash Flows from Financing Activities
Repayments of convertible senior notes	—	(172,249)
Cash paid for issuance costs on revolving credit facility	(2,148)	—
Proceeds from the exercise of stock options	7,614	7,059
Proceeds from the early exercise of stock options	6	—
Repurchases of unvested common stock	—	(34)
Proceeds from the issuance of common stock for employee stock purchase plan	10,455	10,450
Payment of tax withholding obligation on RSU settlement	(8,763)	(3,383)
Payment of indemnity holdback	—	(9,208)
Net cash provided by (used in) financing activities	7,164	(167,365)
Net increase (decrease) in cash, cash equivalents, and restricted cash	68,766	(50,825)
Cash, cash equivalents, and restricted cash, beginning of period	91,224	215,204
Cash, cash equivalents, and restricted cash, end of period	$159,990	$164,379
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$63	$595
Cash paid for income taxes, net of refunds	$2,741	$2,557
Cash paid for operating lease liabilities	$22,788	$18,306
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$4,950	$3,525
Accounts payable and accrued expenses related to property and equipment additions	$14,243	$8,347
Vesting of early exercised stock options	$63	$1,171
Indemnity holdback consideration associated with business combinations	$2,023	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$22,870	$16,636
Maturity of marketable securities in other current assets	$5,000	$—

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of June 30, 2024, its results of operations for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the Hamas-Israel and Russia-Ukraine conflicts, the potential worsening and expansion of such conflicts, and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of August 1, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
Change in Accounting Estimate
In January 2024, the Company completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $11.9 million for the six months ended June 30, 2024, recorded primarily in cost of revenue.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 that may have a material impact on the Company's condensed consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and six months ended June 30, 2024 and 2023.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$207,008	51%	$161,692	53%	$403,471	52%	$314,610	53%
Europe, Middle East, and Africa	110,968	28%	84,346	27%	216,352	28%	162,677	27%
Asia Pacific	52,126	13%	40,399	13%	99,777	13%	79,617	13%
Other	30,894	8%	22,057	7%	59,998	7%	41,765	7%
Total	$400,996	100%	$308,494	100%	$779,598	100%	$598,669	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$76,686	19%	$47,148	15%	$147,137	19%	$88,151	15%
Direct customers	324,310	81%	261,346	85%	632,461	81%	510,518	85%
Total	$400,996	100%	$308,494	100%	$779,598	100%	$598,669	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended June 30, 2024 and 2023, the Company recognized revenue of $270.3 million and $169.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Beginning balance	$137,527	$98,427	$133,236	$93,145
Capitalization of contract acquisition costs	25,687	23,957	48,085	43,348
Amortization of deferred contract acquisition costs	(18,884)	(14,902)	(36,991)	(29,011)
Ending balance	$144,330	$107,482	$144,330	$107,482
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,421.0 million. As of June 30, 2024, the Company expected to recognize 69% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of June 30, 2024 and December 31, 2023.

(in thousands)					Reported as:
June 30, 2024	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$60,979	$—	$—	$60,979	$57,956	$—	$3,023
Level I:
Money market funds	99,011	—	—	99,011	99,011	—	—
Level II:
Corporate bonds	408,749	40	(690)	408,099	—	408,099	—
U.S. treasury securities	1,036,063	162	(1,178)	1,035,047	—	1,035,047	—
U.S. government agency securities	59,151	—	(73)	59,078	—	59,078	—
Commercial paper	98,205	1	—	98,206	—	98,206	—
Subtotal	1,602,168	203	(1,941)	1,600,430	—	1,600,430	—
Total assets measured at fair value on a recurring basis	$1,762,158	$203	$(1,941)	$1,760,420	$156,967	$1,600,430	$3,023

(in thousands)					Reported as:
December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current) Cash
Cash	$51,189	$—	$—	$51,189	$46,829	$—	$4,360
Level I:
Money market funds	40,035	—	—	40,035	40,035	—	—
Level II:
Corporate bonds	312,510	718	(378)	312,850	—	312,850	—
U.S. treasury securities	1,020,167	2,344	(544)	1,021,967	—	1,021,967	—
U.S. government agency securities	84,154	14	(96)	84,072	—	84,072	—
Commercial paper	167,989	2	—	167,991	—	167,991	—
Subtotal	1,584,820	3,078	(1,018)	1,586,880	—	1,586,880	—
Total assets measured at fair value on a recurring basis	$1,676,044	$3,078	$(1,018)	$1,678,104	$86,864	$1,586,880	$4,360
As of June 30, 2024, the Company had $3.0 million in total restricted cash mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2024 and December 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,117.9 million and $1,185.1 million as of June 30, 2024 and December 31, 2023, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $484.3 million and $399.7 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, net unrealized loss on investments was $1.8 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2023, net unrealized gain on investments was $2.0 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of June 30, 2024, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes (as defined below) issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2024, the fair value of the 2026 Notes was $1,176.4 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the 2026 Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of June 30, 2024 and December 31, 2023.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of June 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $7.7 million and $6.0 million, respectively. Provision for bad debt for the three months ended June 30, 2024 and 2023 was $1.5 million and $4.4 million, respectively, and for the six months ended June 30, 2024 and 2023 was $4.1 million and $6.0 million, respectively. Write-off of uncollectible accounts receivable for the three months ended June 30, 2024 and 2023 was $1.0 million and $2.7 million, respectively, and for the six months ended June 30, 2024 and 2023 was $2.4 million and $3.7 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023

	(in thousands)
Property and equipment:
Servers—network infrastructure	$383,716	$330,295
Construction in progress	33,728	45,557
Capitalized internal-use software	92,944	75,163
Office and computer equipment	35,784	32,043
Office furniture	8,998	9,003
Software	5,513	5,422
Leasehold improvements	44,469	42,984
Asset retirement obligation	826	826
Gross property and equipment	605,978	541,293
Less accumulated depreciation and amortization	(266,854)	(218,480)
Total property and equipment, net	$339,124	$322,813
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2024 and 2023 was $26.3 million and $28.4 million, respectively, and for the six months ended June 30, 2024 and 2023 was $50.4 million and $54.2 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $5.9 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively, and $11.4 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively.
Goodwill
As of June 30, 2024 and December 31, 2023, the Company's goodwill was $156.2 million and $148.0 million, respectively. During the three months ended June 30, 2024, the Company recorded $8.1 million of goodwill in connection with the acquisition of BastionZero. For further details on this acquisition, refer to Note 13 to these condensed consolidated financial statements. No goodwill impairments were recorded during the six months ended June 30, 2024 and 2023.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$16,431	$3,105	$13,326
Customer relationships	11,600	3,263	8,337
Total acquired intangible assets, net	$28,031	$6,368	$21,663

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$47,183	$36,893	$10,290
Trade name	1,700	1,488	212
Customer relationships	11,600	2,538	9,062
Total acquired intangible assets, net	$60,483	$40,919	$19,564
During the three months ended June 30, 2024, the Company acquired $9.3 million of developed technology, primarily through the acquisition of BastionZero, which accounted for $5.1 million of the total acquired intangible assets. Refer to Note 13 to these condensed consolidated financial statements for further details on this acquisition.
Amortization of acquired intangible assets was $2.0 million and $4.9 million for the three months ended June 30, 2024 and 2023, respectively, and $7.2 million and $9.8 million for the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2024 (remaining six months)	$4,833
2025	9,065
2026	3,053
2027	1,450
2028	1,450
Thereafter	1,812
Total	$21,663
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 7.1 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 8.2 years. All of the Company's leases are classified as operating leases.

The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease cost	$11,261	$10,864	$23,124	$21,925
Total lease cost	$11,261	$10,864	$23,124	$21,925
Variable lease cost and short-term lease cost for the three and six months ended June 30, 2024 and June 30, 2023 were not material.
As of June 30, 2024, the Company had $54.7 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between July 2024 and July 2026 and have an average lease term of 4.3 years.
As of June 30, 2024, the weighted-average remaining term of the Company’s operating leases was 4.7 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.7%.
Maturities of the operating lease liabilities as of June 30, 2024 are as follows:

June 30, 2024
(in thousands)
2024 (remaining six months)	$26,887
2025	38,238
2026	34,707
2027	30,378
2028	17,378
Thereafter	22,535
Total lease payments	$170,123
Less: Imputed interest	$(16,875)
Total operating lease liabilities	$153,248
Note 7. Financing Arrangements
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
None of the circumstances described in the paragraphs above were met during the quarter ended June 30, 2024.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of June 30, 2024, the terms of the 2026 Capped Calls have not been adjusted.
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
The 2025 Notes were convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, which was equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture dated May 15, 2020 (the 2025 Indenture). After the closing of the transactions described below, no 2025 Notes were outstanding as of June 30, 2024 and December 31, 2023.
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
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. As of June 30, 2024, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised or terminated in connection with the 2025 Notes Exchange, the 2025 Notes Repurchases, or any of the conversions of the 2025 Notes.
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
The net carrying amounts of the 2026 Notes were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Principal	$1,293,750	$1,293,750
Unamortized debt issuance costs	(8,408)	(10,388)
Carrying amount, net	$1,285,342	$1,283,362
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,
	2024		2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$—	$—	$168
Amortization of debt issuance costs	990	—	991	316
Total	$990	$—	$991	$484

	Six Months Ended June 30,
	2024		2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$—	$—	$465
Amortization of debt issuance costs	1,980	—	1,981	489
Total	$1,980	$—	$1,981	$954
Revolving Credit Facility
In May 2024, the Company entered into a credit agreement with a syndicated group of lenders, that provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits the Company to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes.
The Company is required to pay a commitment fee on the daily unused amount of Revolving Credit Facility commitments ranging from 0.25% to 0.40% per annum, depending upon the Company’s total net leverage ratio. Borrowings under the credit agreement will bear interest, at the Company’s option, at either: (a) the alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) an adjusted term SOFR rate determined on the basis of a one-month interest period plus 1.00%, in each case, plus a margin of between 0.75% and 1.50%; or (b) an adjusted term SOFR rate (based on one, three or six month interest periods, or, with the consent of each lender, twelve months or less than one month), plus a margin of between 1.75% and 2.50%. The applicable margin in each case is determined based on the Company’s total net leverage ratio. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate.
The obligations under the Revolving Credit Facility are required to be guaranteed and secured by the Company's assets. The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain compliance with a maximum consolidated net leverage ratio, in each case, calculated in accordance with the terms of the credit agreement.
The Revolving Credit Facility commitments terminate, and all outstanding loans are due and payable on May 17, 2029. However, the maturity date will automatically be accelerated to the date that is 91 days prior to the scheduled maturity date of the 2026 Notes or certain types of other convertible notes that may be issued in the future to refinance, exchange or replace the 2026 Notes, if (a) all or any portion of the 2026 Notes or such other convertible notes is outstanding with a maturity date within the date that is 91 days after May 17, 2029, and (b) the Company’s unrestricted cash plus borrowing availability under the revolving credit facility, as defined by the credit agreement, is less than 125% of the aggregate principal amount of the 2026 Notes or such other convertible notes then outstanding.
As of June 30, 2024, the Company was in compliance with all covenants under the credit agreement.
As of June 30, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2024.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of June 30, 2024, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of June 30, 2024 and December 31, 2023, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	June 30, 2024	December 31, 2023

	(in thousands)
2026 Notes	10,311	10,311
Stock options issued and outstanding	9,977	12,523
Remaining shares available for issuance under the 2019 Plan	72,112	56,442
Outstanding and unsettled RSUs and PSUs	10,815	10,894
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	17,045	13,844
Total shares of common stock reserved	120,260	104,014
Note 10. Stock-based Compensation
Equity Incentive Plans
The 2019 Equity Incentive Plan (2019 Plan) provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, PSUs, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. Certain outstanding equity awards were granted under the Company’s 2010 Equity Incentive Plan that is no longer active, but continues to govern the outstanding equity awards granted thereunder.
Stock Options
Since the fiscal year ended December 31, 2022, the Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and becomes exercisable only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan and consist of 10-year options to purchase the Company’s Class A common stock. As of June 30, 2024, there was approximately 4.0 million outstanding Performance Options.
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

During the six months ended June 30, 2024, the Company achieved the stock price milestones for the first two tranches of 418,250 Performance Options in total. Following the achievement of each stock price milestone, the applicable tranche shares are subject to six quarterly vesting periods on a ratable basis.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the three months ended June 30, 2024 and 2023 were $9.9 million and $7.4 million, respectively, and for the six months ended June 30, 2024 and 2023 were $12.5 million and $14.3 million, respectively. As of June 30, 2024, there was $138.7 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 4.1 years.
Restricted Stock Units and Performance Stock Units
The total stock-based compensation expense for RSUs and PSUs for the three months ended June 30, 2024 and 2023 was $74.4 million and $55.2 million, respectively, and for the six months ended June 30, 2024 and 2023 was $138.3 million and $99.5 million, respectively. As of June 30, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs was $704.7 million that is expected to be recognized over a weighted-average period of 2.9 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. 173,702 and 248,738 shares of Class A common stock were purchased under the ESPP during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $2.7 million and is expected to be recognized over a weighted average period of 0.4 years.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$2,879	$2,047	$5,382	$3,730
Sales and marketing	23,801	20,014	43,978	34,834
Research and development	35,268	34,651	60,984	62,388
General and administrative	24,043	11,680	45,370	24,841
Total stock-based compensation expense	$85,991	$68,392	$155,714	$125,793

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(13,375)	$(1,703)	$(82,620)	$(11,847)	$(44,833)	$(5,788)	$(115,760)	$(16,789)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	302,171	38,477	290,623	41,674	300,786	38,831	289,466	41,982
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.04)	$(0.28)	$(0.28)	$(0.15)	$(0.15)	$(0.40)	$(0.40)
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

	June 30,
	2024	2023

	(in thousands)
2025 Notes	—	1,012
2026 Notes	6,762	6,762
Shares subject to repurchase	—	319
Unexercised stock options	9,977	13,952
Unvested restricted stock and RSUs	10,590	11,320
Shares issuable pursuant to the ESPP	169	228
Total	27,498	33,593
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
The Company recorded an income tax expense of $1.1 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and an income tax expense of $3.4 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively.

The income tax expense of $1.1 million for the three months ended June 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.
The income tax expense of $1.5 million for the three months ended June 30, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.
The income tax expense of $3.4 million for the six months ended June 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.
The income tax expense of $2.8 million for the six months ended June 30, 2023, was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.
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
Note 13. Business Combinations
BastionZero
In May 2024, the Company acquired all of the outstanding shares of BastionZero, developers of a Zero Trust infrastructure access platform, for total purchase consideration of $13.1 million. The total purchase consideration mainly consists of (i) acquisition-date cash payments of $11.3 million, net of immaterial cash acquired, and (ii) a cash holdback of $1.6 million, which the Company is retaining for up to 18 months and the remaining portion of which (if any) will be payable after such time to the previous owners of BastionZero, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition.
The transaction-related costs for the acquisition were not material and were included in general and administrative expenses during the three months ended June 30, 2024.
In connection with the acquisition of BastionZero, the Company recorded $5.1 million of acquired intangible assets, $8.1 million of goodwill and $0.2 million of other noncurrent liabilities at their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of BastionZero’s technology with the Company's technology. For further details on the acquired assets, refer to Note 5 to these condensed consolidated financial statements.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.

The Company’s property and equipment, net, by geographic area were as follows:

	June 30, 2024	December 31, 2023

	(in thousands)
United States	$188,315	$191,853
Rest of the world	150,809	130,960
Total property and equipment, net	$339,124	$322,813
No single country other than the United States accounted for more than 10% of total property and equipment, net as of June 30, 2024 and December 31, 2023.

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
•Contracted customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan, have contracts that typically range from one to three years and are typically billed on a monthly or annual basis. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and a smaller portion based on usage or per seat. Agreements with certain of our larger enterprise customers may be structured as a "pool of funds" in which the customer commits to spend at least a specified amount on our products during the subscription period. These “pool of funds” arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period as they are non-refundable and non-reimbursable.
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
◦International reach. Our global network, with a presence in more than 330 cities and over 120 countries worldwide, has helped to foster our strong international growth. International markets represented 49% and 47% of our revenue in the three months ended June 30, 2024 and 2023, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments and global events, such as the Hamas-Israel and the Russia-Ukraine conflicts and the potential worsening or expansion of those conflicts and other areas of geopolitical tension around the world, and other geopolitical events such as elections and other governmental changes, and, in each case, how they may adversely impact our and our customers’ businesses. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, also could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth over that period (including with respect to new customers). We believe macroeconomic uncertainty could persist through the remainder of 2024. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Gross profit	$311,985	$233,273	$605,549	$453,016
Gross margin	78%	76%	78%	76%
Loss from operations	$(34,698)	$(56,172)	$(89,248)	$(103,444)
Non-GAAP income from operations	$56,953	$20,305	$99,396	$43,617
Operating margin	(9)%	(18)%	(11)%	(17)%
Non-GAAP operating margin	14%	7%	13%	7%
Net cash provided by operating activities	$74,815	$64,451	$148,394	$100,865
Net cash provided by (used in) investing activities	$(183,742)	$108	$(86,792)	$15,675
Net cash provided by (used in) financing activities	$7,143	$(168,612)	$7,164	$(167,365)
Free cash flow	$38,275	$19,970	$73,882	$33,873
Net cash provided by operating activities (as a percentage of revenue)	19%	21%	19%	17%
Free cash flow margin	10%	6%	9%	6%
Paying customers(1)	210,166	174,129
Paying customers (> $100,000 Annualized Revenue)(1)	3,046	2,352
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$207,008	51%	$161,692	53%	$403,471	52%	$314,610	53%
Europe, Middle East, and Africa	110,968	28%	84,346	27%	216,352	28%	162,677	27%
Asia Pacific	52,126	13%	40,399	13%	99,777	13%	79,617	13%
Other	30,894	8%	22,057	7%	59,998	7%	41,765	7%
Total	$400,996	100%	$308,494	100%	$779,598	100%	$598,669	100%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Loss from operations	$(34,698)	$(56,172)	$(89,248)	$(103,444)
Add:
Stock-based compensation expense and related employer payroll taxes	89,507	71,589	166,234	133,339
Amortization of acquired intangible assets	1,982	4,888	7,248	9,775
Acquisition-related and other expenses	162	—	162	3,947
One-time compensation charge	—	—	15,000	—
Non-GAAP income from operations	$56,953	$20,305	$99,396	$43,617
Operating margin	(9)%	(18)%	(11)%	(17)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	14%	7%	13%	7%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Net cash provided by operating activities	$74,815	$64,451	$148,394	$100,865
Less: Purchases of property and equipment	(29,625)	(38,748)	(61,681)	(56,289)
Less: Capitalized internal-use software	(6,915)	(5,733)	(12,831)	(10,703)
Free cash flow	$38,275	$19,970	$73,882	$33,873
Net cash provided by (used in) investing activities	$(183,742)	$108	$(86,792)	$15,675
Net cash provided by (used in) financing activities	$7,143	$(168,612)	$7,164	$(167,365)
Net cash provided by operating activities (as a percentage of revenue)	19%	21%	19%	17%
Less: Purchases of property and equipment (as a percentage of revenue)	(7)%	(13)%	(8)%	(9)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	10%	6%	9%	6%

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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 210,166 and 174,129 as of June 30, 2024 and June 30, 2023, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 3,046 and 2,352 as of June 30, 2024 and June 30, 2023, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended June 30, 2024 and June 30, 2023 were 112% and 115%, respectively.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Revenue	$400,996	$308,494	$779,598	$598,669
Cost of revenue(1)	89,011	75,221	174,049	145,653
Gross profit	311,985	233,273	605,549	453,016
Operating expenses:
Sales and marketing(1)	174,501	146,688	368,603	283,689
Research and development(1)	102,547	89,610	190,250	171,149
General and administrative(1)	69,635	53,147	135,944	101,622
Total operating expenses	346,683	289,445	694,797	556,460
Loss from operations	(34,698)	(56,172)	(89,248)	(103,444)
Non-operating income (expense):
Interest income	21,715	16,536	42,967	30,023
Interest expense	(1,218)	(1,539)	(2,318)	(3,665)
Loss on extinguishment of debt	—	(50,300)	—	(50,300)
Other income (expense), net	269	(1,527)	1,393	(2,384)
Total non-operating income (expense), net	20,766	(36,830)	42,042	(26,326)
Loss before income taxes	(13,932)	(93,002)	(47,206)	(129,770)
Provision for income taxes	1,146	1,465	3,415	2,779
Net loss	$(15,078)	$(94,467)	$(50,621)	$(132,549)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$2,879	$2,047	$5,382	$3,730
Sales and marketing	23,801	20,014	43,978	34,834
Research and development	35,268	34,651	60,984	62,388
General and administrative	24,043	11,680	45,370	24,841
Total stock-based compensation expense	$85,991	$68,392	$155,714	$125,793

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	22	24	22	24
Gross margin	78	76	78	76
Operating expenses:
Sales and marketing	44	48	47	47
Research and development	26	29	24	29
General and administrative	17	17	18	17
Total operating expenses	87	94	89	93
Loss from operations	(9)	(18)	(11)	(17)
Non-operating income (expense):
Interest income	5	5	5	5
Interest expense	—	(1)	—	(1)
Loss on extinguishment of debt	—	(16)	—	(8)
Other income (expense), net	—	—	—	(1)
Total non-operating income (expense), net	5	(12)	5	(5)
Loss before income taxes	(4)	(30)	(6)	(22)
Provision for income taxes	—	1	—	—
Net loss	(4)%	(31)%	(6)%	(22)%
Comparison of Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$400,996	$308,494	$92,502	30%	$779,598	$598,669	$180,929	30%
Revenue increased by $92.5 million and $180.9 million, or 30% and 30%, respectively, for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 21% as of June 30, 2024 compared to the prior period ended June 30, 2023, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 112% for the three months ended June 30, 2024.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$89,011	$75,221	$13,790	18%	$174,049	$145,653	$28,396	19%
Gross margin	78%	76%			78%	76%
Cost of revenue increased by $13.8 million, or 18%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in the cost of revenue was primarily due to an increase of $4.9 million in employee-related costs, and an increase of $4.3 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth.
Gross margin did not significantly fluctuate during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Cost of revenue increased by $28.4 million, or 19%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in the cost of revenue was primarily due to an increase of $10.1 million in employee-related costs, an increase of $8.1 million of third-party technology services costs, and an increase of $7.4 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth.
Gross margin did not significantly fluctuate during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$174,501	$146,688	$27,813	19%	$368,603	$283,689	$84,914	30%
Sales and marketing expenses increased by $27.8 million, or 19%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by $13.7 million in increased employee-related costs due to a 6% increase in headcount in our sales and marketing organization, including an increase of $4.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $8.3 million in expenses for marketing programs due to acquisitions, investments in brand awareness advertising, third-party industry events, and digital performance marketing.
Sales and marketing expenses increased by $84.9 million, or 30%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by $52.0 million in increased employee-related costs due to a $15.0 million one-time compensation charge and a 6% increase in headcount in our sales and marketing organization, including an increase of $11.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $13.9 million in expenses for marketing programs due to acquisitions, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $8.2 million in co-location and bandwidth expenses for free customers, an increase of $4.6 million in travel-related expenses, and an increase of $2.7 million in subscription expenses.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Research and development	$102,547	$89,610	$12,937	14%	$190,250	$171,149	$19,101	11%

Research and development expenses increased by $12.9 million, or 14%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by $10.7 million in increased employee-related costs due to a 24% increase in headcount in our research and development organization.
Research and development expenses increased by $19.1 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by $17.2 million in increased employee-related costs due to a 24% increase in headcount in our research and development organization.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
General and administrative	$69,635	$53,147	$16,488	31%	$135,944	$101,622	$34,322	34%
General and administrative expenses increased by $16.5 million, or 31%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by $14.7 million in increased employee-related costs due to an 17% increase in headcount in our general and administrative organization, including an increase of $11.5 million in stock-based compensation expense.
General and administrative expenses increased by $34.3 million, or 34%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by $26.3 million in increased employee-related costs due to an 17% increase in headcount in our general and administrative organization, including an increase of $18.3 million in stock-based compensation expense, and an increase of $3.8 million in professional fees for third-party accounting, consulting, and legal services.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Interest income	$21,715	$16,536	$5,179	31%	$42,967	$30,023	$12,944	43%
Interest income increased by $5.2 million and $12.9 million, or 31% and 43%, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The increase was primarily driven by an increase in interest rates and investment balance.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(1,218)	$(1,539)	$321	(21)%	$(2,318)	$(3,665)	$1,347	(37)%
Interest expense did not significantly fluctuate during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023.
Loss on Extinguishment of Debt

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$—	$(50,300)	$50,300	*	$—	$(50,300)	$50,300	*
______________
* Not meaningful
Loss on extinguishment of debt decreased by $50.3 million for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The decrease was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Repurchases. Refer to Note 7 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further detail.
Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$269	$(1,527)	$1,796	*	$1,393	$(2,384)	$3,777	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$1,146	$1,465	$(319)	(22)%	$3,415	$2,779	$636	23%

The net change in income taxes for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is $0.3 million. The income tax expense of $1.1 million for the three months ended June 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions. The income tax expense of $1.5 million for the three months ended June 30, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

The net change in income taxes for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is $0.6 million. The income tax expense of $3.4 million for the six months ended June 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions. The income tax expense of $2.8 million for the six months ended June 30, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs, of $562.5 million. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs of $1,274.0 million. Concurrently with the completion of the offering of the 2026 Notes, we also entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. In May 2023, we repurchased approximately $123.0 million in aggregate principal amount of the 2025 Notes for $172.7 million in cash (including accrued interest). Subsequently, in July 2023, we settled conversions of the remaining $35.4 million aggregated principal amount outstanding of the 2025 Notes in a combination of $35.4 million cash and approximately 0.5 million shares of our Class A common stock. In May 2024, the Company entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits the Company to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of June 30, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2024.
As of June 30, 2024, we had cash and cash equivalents of $157.0 million, including $12.9 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds. We also had available-for-sale securities of $1,600.4 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of June 30, 2024, our investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,074.5 million as of June 30, 2024. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
We believe that our existing cash, cash equivalents, available-for-sale securities, and available capacity under the Revolving Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. For the period beyond the next 12 months, we believe we will be able to meet our working capital and capital expenditure needs from our existing cash, cash equivalents, available-for-sale-securities, available borrowings under the Revolving Credit Facility, the cash flows from our operating activities and, if necessary, proceeds from other potential equity or debt financings. Our assessments of the period of time through which our existing financial resources will be adequate to support our operations and our expected sources of capital for the future operation of our business after such period of time are forward-looking statements and involve risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new introductions of products or features, the continuing market adoption of our global network and products, and the impact of macroeconomic conditions to our and our customers', vendors', and partners' businesses. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, and such acquisitions and investments could increase our need for additional capital. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, some of the factors that may influence our operations are not within our control, such as general economic conditions. We may seek, or be required to seek, additional equity or debt financing from time to time in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results, and financial condition would be adversely affected.
As of June 30, 2024, our material cash requirements include contractual obligations from the 2026 Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of June 30, 2024, we had $3.0 million recognized as total restricted cash on our condensed consolidated balance sheets mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$148,394	$100,865
Net cash provided by (used in) investing activities	$(86,792)	$15,675
Net cash provided by (used in) financing activities	$7,164	$(167,365)
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2024 was $148.4 million, which resulted from a net loss of $50.6 million, adjusted for non-cash charges of $257.3 million and net cash outflow of $58.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $155.7 million for stock-based compensation expense, $59.8 million for depreciation and amortization expense, $37.0 million for amortization of deferred contract acquisition costs, $23.1 million for non-cash operating lease costs, $4.8 million for provision of bad debt, and $2.0 million for amortization of convertible note issuance costs, which were partially offset by $24.0 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $48.1 million increase in deferred contract acquisition costs due to the addition of new customers, $25.0 million in payments related to operating lease liabilities, a $24.7 million increase in prepaid expenses and other current assets related to operating activities, a $6.7 million increase in accounts receivable, net, which increased due to lower cash collection from our customers, a $1.9 million increase in other noncurrent assets, and a $1.9 million increase in contract assets, which were partially offset by a $29.7 million increase in deferred revenue and a $16.0 million increase in accounts payable related to operating activities
Net cash provided by operating activities during the six months ended June 30, 2023 was $100.9 million, which resulted from a net loss of $132.5 million, adjusted for non-cash charges of $281.5 million and net cash outflow of $48.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $125.8 million for stock-based compensation expense, $65.2 million for depreciation and amortization expense, $50.3 million for loss on extinguishment of debt, $29.0 million for amortization of deferred contract acquisition costs, $21.9 million for non-cash operating lease costs, $6.0 million for provision of bad debt, and $2.5 million for amortization of convertible note issuance costs, which were partially offset by $19.1 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $43.3 million increase in deferred contract acquisition costs due to the addition of new customers, a $35.4 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, $18.1 million in payments related to operating lease liabilities, and a $14.0 million increase in prepaid expenses and other current assets related to operating activities, which were partially offset by a $56.5 million increase in deferred revenue, a $6.6 million increase in accounts payable related to operating activities, and a $1.5 million increase in accrued expenses and other current liabilities related to operating activities.
Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 of $86.8 million resulted primarily from the purchases of available-for-sale securities of $790.7 million, capital expenditures of $61.7 million, cash paid for asset acquisitions and business combinations, net of cash acquired of $14.0 million, and capitalization of internal-use software development costs of $12.8 million, which were partially offset by the maturities of available-for-sale securities of $792.4 million.
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
Financing Activities
Net cash provided by financing activities of $7.2 million during the six months ended June 30, 2024 was primarily due to $10.5 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP) and $7.6 million of proceeds from the exercise of vested stock options, which were partially offset by $8.8 million of payments of tax withholding on RSU settlements and $2.1 million cash paid for issuance costs on revolving credit facility.
Net cash used in financing activities of $167.4 million during the six months ended June 30, 2023 was primarily due to $172.2 million of repayments of convertible senior notes, $9.2 million of payments of indemnity holdback, and $3.4 million of payments of tax withholding on RSU settlements, which were partially offset by $10.5 million of proceeds from the issuance of Class A common stock under the ESPP, and $7.1 million of proceeds from the exercise of vested stock options.
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the Hamas-Israel and Russia-Ukraine conflicts, and the potential worsening and expansion of such conflicts, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 1, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes to these policies for the six months ended June 30, 2024, except as noted below.
Change in Accounting Estimate

In January 2024, we completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $11.9 million for the six months ended June 30, 2024, recorded primarily in cost of revenue. We expect this change in accounting estimate to result in a reduction of depreciation expense of approximately $20 million for the full fiscal year 2024 for assets in service as of December 31, 2023.

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
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at the Company's option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of June 30, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2024.
As of June 30, 2024, we had cash and cash equivalents of $157.0 million and available-for-sale securities of $1,600.4 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in a decrease of $11.3 million or an increase of $11.3 million in the market value of our investments in available-for-sale securities as of June 30, 2024.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the six months ended June 30, 2024 and 2023, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our condensed consolidated financial statements.
We have a cash flow hedging program in place and enter into derivative transactions to manage certain foreign currency exchange risks that arise in our ordinary business operations. We do not enter into foreign currency exchange contracts for speculative or trading purposes. All contracts have a maturity of 12 months or less. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging.
We enter into master netting agreements with select financial institutions to reduce our credit risk, and we trade with several counterparties to reduce our concentration risk with any single counterparty. We do not have significant exposure to counterparty credit risk at this time. We do not require nor are we required to post collateral of any kind related to our foreign currency derivatives.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $15.1 million and $94.5 million for the three months ended June 30, 2024 and 2023, respectively, and $50.6 million and $132.5 million for the six months ended June 30, 2024 and 2023, respectively, and as of June 30, 2024, we had an accumulated deficit of $1,074.5 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $401.0 million and $308.5 million for the three months ended June 30, 2024 and 2023, respectively, and $779.6 million and $598.7 million for the six months ended June 30, 2024 and 2023, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The Hamas-Israel and Russia-Ukraine conflicts and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
The Hamas-Israel and Russia-Ukraine conflicts and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or geopolitical tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
Any of the negative impacts of the Hamas-Israel and Russia-Ukraine conflicts and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or geopolitical tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the Hamas-Israel and Russia-Ukraine conflicts, other areas of geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•deteriorating general economic conditions, including inflation, rising interest rates, and the actual or perceived failure or financial difficulties of financial institutions; and
•impacts of the Hamas-Israel and Russia-Ukraine conflicts and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or geopolitical tensions and impacts of geopolitical events such as elections and other governmental changes.
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
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners through account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. In addition, some of our subscription agreements with our large customers may have more customer favorable early termination rights, less favorable limitations on liability, indemnification and other legal provisions for us, greater usage-based pricing than is the case with our customary subscription-based agreements with our contracted customers and our pay-as-you-go customers, or generate lower margins than other contracted customers. For example, subscription agreements with certain of our largest customers are structured on a "pool of funds" model in which the customer commits to spend at least a specified amount on our products during the subscription period. These "pool of funds" arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period as they are non-refundable and non-reimbursable. As a result of the foregoing, it is difficult to predict whether or when a sale to a prospective large customer will be completed, how much incremental revenue or gross profit will result from such sales over the duration of the agreement, and when revenue from a subscription will be recognized or will cease.
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
We have historically offered a free plan for certain of our products. We believe that this strategy is valuable to us and it is an important part of our overall business strategy. However, to the extent that we do not achieve the expected benefits of this strategy, our business may be adversely affected by the costs and detriments of making certain of our products available on a free basis. While we do not receive any revenue from our free customers, we bear incremental expenses and other liabilities and contingent liabilities, including litigation, as a result of our free customers’ continuing free use of our network and certain of our products. Adverse political, business, and reputational consequences associated with Internet properties we serve that are perceived as hostile, offensive, or inappropriate may also be disproportionately common among our free customers. The vast majority of our customers do not pay for our products. In addition, a substantial majority of our free customers historically have not converted to paying customers and we expect this will continue in the future.
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
A substantial majority of our revenue in the six months ended June 30, 2024 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our Cloudflare One suite of solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. Changes in the senior leadership of our sales team, such as the departure of our former President of Revenue and the hiring of our new President of Revenue in February 2024, also could negatively impact our ability to retain current members of our sales team. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,389 employees as of June 30, 2023 to 3,902 employees as of June 30, 2024. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, we have hired several new members of our senior management team in the past two years, including our new President of Revenue and our Chief Strategy Officer in February and April 2024, respectively. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in, and in some cases have resulted in, a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and disruptions in our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
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
We generate revenue primarily from subscriptions to our products. We offer subscription plans that provide varying degrees of functionality, and also offer separate subscriptions to various add-on products and network functionality. We have limited experience with respect to determining the optimal prices and pricing models for some of our newer subscription plans and products, as well as our bundled sales of products and solutions and our professional services to assist some of our large customers in their migration from existing vendors and otherwise with the configuration and use of our products. As the markets for our products mature, as we enter into newer product markets for our business, as we shift the way in which we sell our products and solutions, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross margin, profitability, financial condition, and cash flow.
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
We believe that the successful adoption and usage of our network and products requires a high level of support and engagement for many of our customers, particularly our large customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our network and products, migrating from their existing vendors, resolving performance issues, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber attacks and performance and reliability problems that may arise from time to time. The IT architecture of our contracted customers, particularly the larger organizations, is very complex and may require high levels of focused technical support to effectively migrate from each customer's existing vendors and to utilize our network and products. Because our network and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our network and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with large customers in highly regulated industries, as well as our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition. In addition, we began providing professional services to assist some of our large customers in their migration from existing vendors and otherwise with the configuration and use of our products. We do not have significant experience in providing professional services or determining the pricing for such services, and our failure to provide such services effectively or at pricing that appropriately reflects our costs of providing such services could negatively impact our customer satisfaction and retention and our results of operations.

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
•governments often require contract terms that differ from our standard customer arrangements, including terms that can lead to those customers obtaining broader rights in our products than would be expected under a standard commercial contract and terms that can allow for early termination or subject us to more onerous obligations and requirements than our standard customer arrangements, such as supply chain restrictions, restrictions on employees' ability to manage their accounts, and additional reporting obligations;
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
We rely on third-party software to provide many essential financial and operational services to support our business. Some of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the Internet, would materially and adversely affect our ability to manage our operations.
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
We generally recognize revenue from customers ratably over the term of their subscription, which in the case of our contracted customers typically range from one to three years and in the case of our pay-as-you-go customers is typically monthly. In addition, our subscription agreements with certain of our largest customers are structured on a "pool of funds" model in which the customer commits to spend at least a specified amount on our products during the subscription period. These “pool of funds” arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period as they are non-refundable and non-reimbursable. Consequently, any increase or decline in new sales or renewals to these customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as it is difficult to predict when revenue from new customers will be recognized over the applicable subscription term.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflicts between Hamas and Israel and between Russia and Ukraine, and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of August 1, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Part of our business strategy is to make acquisitions of other companies, products, and technologies. To date, our acquisitions typically have consisted of companies that have developed technology that is complementary to our business but have small numbers of employees and little, if any, customers and revenue. We have limited experience in making acquisitions and integrating acquired businesses into our company, particularly companies with large numbers of employees and customers. However, we expect the number of acquisitions that we undertake to increase and some of the businesses we acquire will have significantly larger numbers of employees and customers and more global operations. For example, in April 2022, we acquired Area 1 Security, Inc., a company that developed cloud-native email security technology and has a significantly greater number of employees and customers than our other acquisitions.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our initial public offering and in the issuances and sales of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2025 Notes, the Notes). We also entered into a senior secured credit agreement in May 2024 that includes a $400 million revolving credit facility (the Revolving Credit Facility). Although we currently anticipate that our existing cash, cash equivalents, available-for-sale securities, available borrowing under the Revolving Credit Facility, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.

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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 330 cities and over 120 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we have in the past faced, including in connection     with the November 2023 intrusion of our systems, and may in the future face, increased costs in the event of actual or perceived security breaches or other security-related incidents. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during recent years, we and our customers face increased risks to the security of infrastructure and data, and geopolitical tensions or events such as the Hamas-Israel and Russia-Ukraine conflicts also may increase these risks. We cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of June 30, 2024, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 330 cities and over 120 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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

In connection with our Web3 suite of products and our potential future participation in various Web3 protocol governance activities, we expect to hold certain types of cryptocurrency and similar types of digital assets that may be subject to unique regulatory risks, volatile market prices, and risks of loss, which could harm our business and reputation.
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
Through our network, we provide a wide variety of products that enable our customers and our customers’ users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers and our customers’ users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently, and in the future may be, subject to lawsuits and/or liability arising from the conduct of our customers and our customers’ users. Additionally, the conduct of our customers and our customers’ users may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites and other Internet properties. A number of these lawsuits involve copyright infringement claims, and courts in some countries have found that we may be held liable in certain circumstances for damages arising from infringement on a customer’s website, or directed us to take action by removing access to content of certain websites and other Internet properties on our network. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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
In addition, the United States and other countries are considering expanding or have expanded regulatory requirements for services such as ours, with potential requirements such as collection and verification of customer data, limitations on the use of non-personal data, cybersecurity incident reporting obligations, expanded registration requirements, or requirements to have personnel in the country. The rapid expansion of proposed regulations, as well as possible conflicting requirements, may make it challenging for us to identify and comply with all new global regulations that may apply to our services.
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
In addition, the interpretation of existing privacy, data protection, and information security laws and regulations by governmental entities and the courts may change significantly over time in a manner that can have a significantly adverse impact on both our business and our customers’ businesses. For example, in July 2020, the Court of Justice of the European Union (CJEU) in the "Schrems II" case invalidated the EU-U.S. Privacy Shield that was widely used by us and other companies to allow for the lawful transfer of personal data of European Economic Area (EEA) residents to the United States for processing under the GDPR and placed additional requirements on the use of the EU Standard Contractual Clauses (EU SCCs) as a mechanism for transferring EEA personal data to the United States. We incurred substantial costs and needed to engage in additional contract negotiations with some of our customers and vendors in connection with updated EU SCCs and the United Kingdom addendum to the EU SCCs or other appropriate contractual provisions that we sought to put in place with our customers and vendors.
In July 2023, the European Commission adopted an adequacy decision for the new EU-U.S. Data Privacy Framework, which is designed to address the concerns raised in the Schrems II case. However, the European

Commission’s adequacy decision regarding this framework will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. While this new framework may serve as a means for cloud service providers like our company to freely transfer EU personal data to the United States, many aspects of this new framework remain uncertain. It may be subject to future legal challenge, and some customers and vendors are unwilling to rely on the new framework due to this uncertainty. In addition, in January 2023, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data. More recently, the European Data Protection Supervisor’s finding in March 2024 that the European Commission’s use of Microsoft 365 violates the GDPR in part due to EU personal data being transferred to countries that do not have adequacy with the EU suggests that EU regulators are continuing to subject data transfers outside the EU to careful scrutiny.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 49% and 47% of our revenue from our international customers for the three months ended June 30, 2024 and 2023, respectively, and 48% and 47% of our revenue from our international customers for the six months ended June 30, 2024 and 2023, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 330 cities and over 120 countries worldwide as of June 30, 2024. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•changes in a specific country’s or region’s political or economic conditions, including the impact of elections and other changes in governments;
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
In the second quarter of 2024, we initiated a foreign exchange hedging program leveraging derivative instruments to minimize the effects of currency fluctuations on certain non-U.S. Dollar denominated operating exposures. However, such hedging instruments may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. In addition, the use of hedging instruments may bring additional risks if we are unable to arrange effective hedges with such instruments or if we are unable to forecast hedged exposures precisely. While we have in the past, and may in the future, choose to enter into transactions to hedge portions of our foreign exchange exposures, it is impossible to predict or eliminate the effects of foreign exchange rate exposure, and if we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be materially and adversely affected.
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
We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. In addition, a number of companies in our industry hold a large number of patents and also protect their copyright, trade secret, trademark, and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to intellectual property, our business practices, and our products. For example, we are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on claims of alleged patent infringement and claims of alleged copyright infringement through content on our customers’ websites. Courts in some countries have found that we may be held liable in certain circumstances for damages arising from infringement on a customer’s website or directed us to take action by removing access to content of certain websites and other Internet properties on our network. We may also be subject to governmental and other regulatory investigations from time to time. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, also may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of June 30, 2024, we had 320 issued patents and 78 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2024, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 75.1% of the voting power of our capital stock, with our co-founders together holding approximately 53.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Risks Related to our Indebtedness
Our credit agreement and any other credit or similar agreements into which we may enter in the future may restrict our operations, particularly our ability to respond to changes or to take certain actions regarding our business.
Our credit agreement, which provides for the Revolving Credit Facility, contains a number of negative covenants that impose operating and financial restrictions on us and limit our ability to engage in acts that may be in our long-term interest, including covenants limiting our ability to, among other things, incur debt, grant liens, undergo certain fundamental changes, dispose of assets, make certain restricted payments and prepayments, enter into restrictive agreements, enter into transactions with affiliates, make investments, and amend certain agreements relating to debt, in each case, subject to limitations and exceptions set forth in the credit agreement. The credit agreement also requires us to maintain compliance with a maximum consolidated net leverage ratio and a minimum interest coverage ratio, in each case, calculated in accordance with the terms of the credit agreement.
The credit agreement contains various customary events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control, subject to thresholds and cure periods as set forth in the credit agreement. Upon the occurrence and during the continuance of an event of default, the lenders may terminate their commitments and accelerate our obligations under the credit agreement and may exercise certain other rights and remedies provided for under the credit agreement, the other loan documents and applicable law. In the event that our lenders accelerated the repayment of the borrowings under the credit agreement, we may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
In addition, we may enter into other credit agreements or other debt arrangements from time to time which contain similar or more extensive negative covenants and events of default, in which case we may face similar or additional limitations as a result of the terms of those credit agreements or other debt arrangements.
Repaying and servicing our existing and future debt, including our 2026 Notes and our Revolving Credit Facility, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. As of June 30, 2024, the remaining aggregate principal amount was $1,293.8 million of the 2026 Notes. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the 2026 Notes and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
The occurrence of any catastrophic event, including an earthquake, volcanic event, fire, flood, tsunami, the effects of climate change, or other weather event, power loss, telecommunications failure, software or hardware malfunction, epidemic or pandemic disease (such as the COVID-19 pandemic), cyber attack, military conflict or war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the greater Portland, Oregon area, both regions known for seismic and/or volcanic activity, and we also have a second core co-location facility in Amsterdam. Our insurance coverage may not compensate us in full or at all for losses that may occur in the event of any of these potential future catastrophic events. In addition, any of these catastrophic events could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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
10.1*
Credit Agreement, by and among the Company, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.

10.2+	2024 Key Executive Change in Control and Severance Policy	8-K	001-39039	10.1	July 22, 2024
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: August 1, 2024	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2024	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)