Form 10-Q
period 2024-09-30
Cloudflare, Inc.
filed 2024-11-07
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 24, 2024, 305,713,757 shares of the registrant's Class A common stock were outstanding and 37,480,159 shares of the registrant's Class B common stock were outstanding.

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
•the impact of the conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•The conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.

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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$182,883	$86,864
Available-for-sale securities	1,640,963	1,586,880
Accounts receivable, net	252,927	248,268
Contract assets	13,458	11,041
Restricted cash short-term	1,000	2,522
Prepaid expenses and other current assets	72,647	47,502
Total current assets	2,163,878	1,983,077
Property and equipment, net	396,552	322,813
Goodwill	157,200	148,047
Acquired intangible assets, net	19,247	19,564
Operating lease right-of-use assets	151,513	138,556
Deferred contract acquisition costs, noncurrent	152,380	133,236
Restricted cash	2,023	1,838
Other noncurrent assets	19,953	12,636
Total assets	$3,062,746	$2,759,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,110	$53,727
Accrued expenses and other current liabilities	68,885	63,597
Accrued compensation	65,797	63,801
Operating lease liabilities	43,028	38,351
Deferred revenue	389,795	347,608
Total current liabilities	641,615	567,084
Convertible senior notes, net	1,286,332	1,283,362
Operating lease liabilities, noncurrent	121,374	113,490
Deferred revenue, noncurrent	21,990	17,244
Other noncurrent liabilities	18,345	15,540
Total liabilities	2,089,656	1,996,720

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of September 30, 2024 and December 31, 2023; 305,386 and 298,089 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	305	297
Class B common stock; $0.001 par value; 315,000 shares authorized as of September 30, 2024 and December 31, 2023; 37,661 and 39,443 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	37	40
Additional paid-in capital	2,046,593	1,784,566
Accumulated deficit	(1,089,792)	(1,023,840)
Accumulated other comprehensive income	15,947	1,984
Total stockholders’ equity	973,090	763,047
Total liabilities and stockholders’ equity	$3,062,746	$2,759,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$430,082	$335,603	$1,209,680	$934,272
Cost of revenue	95,967	78,069	270,016	223,722
Gross profit	334,115	257,534	939,664	710,550
Operating expenses:
Sales and marketing	185,221	150,214	553,824	433,903
Research and development	110,911	90,593	301,161	261,742
General and administrative	68,777	55,939	204,721	157,561
Total operating expenses	364,909	296,746	1,059,706	853,206
Loss from operations	(30,794)	(39,212)	(120,042)	(142,656)
Non-operating income (expense):
Interest income	22,471	17,954	65,438	47,977
Interest expense	(1,433)	(1,138)	(3,751)	(4,803)
Loss on extinguishment of debt	—	—	—	(50,300)
Other income (expense), net	(3,066)	115	(1,673)	(2,269)
Total non-operating income (expense), net	17,972	16,931	60,014	(9,395)
Loss before income taxes	(12,822)	(22,281)	(60,028)	(152,051)
Provision for income taxes	2,509	1,254	5,924	4,033
Net loss	$(15,331)	$(23,535)	$(65,952)	$(156,084)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.07)	$(0.19)	$(0.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	342,356	334,666	340,539	332,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(15,331)	$(23,535)	$(65,952)	$(156,084)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on investments	9,656	2,161	5,857	7,748
Cash flow hedges:
Change in unrealized gain on cash flow hedges	8,821	—	9,731	—
Reclassification of loss included in net loss	(1,211)	—	(1,625)	—
Net changes on cash flow hedges	7,610	—	8,106	—
Other comprehensive income, net of tax	17,266	2,161	13,963	7,748
Comprehensive income (loss)	$1,935	$(21,374)	$(51,989)	$(148,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	303,321	$302	38,216	$39	$1,956,984	$(1,074,461)	$(1,319)	$881,545
Issuance of common stock upon exercise of stock options	8	—	513	(1)	1,418	—	—	1,417
Vesting of shares issued upon early exercise of stock options	—	—	—	—	35	—	—	35
Issuance of common stock related to settlement of restricted stock units (RSUs) and performance stock units (PSUs)	1,035	2	—	—	(2)	—	—	—
Tax withholding on RSU settlement	(46)	—	—	—	(3,828)	—	—	(3,828)
Conversion of Class B to Class A common stock	1,068	1	(1,068)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	91,986	—	—	91,986
Net loss	—	—	—	—	—	(15,331)	—	(15,331)
Other comprehensive income	—	—	—	—	—	—	17,266	17,266
Balance as of September 30, 2024	305,386	$305	37,661	$37	$2,046,593	$(1,089,792)	$15,947	$973,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2023
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	291,832	$291	41,807	$41	$1,620,251	$(972,440)	$(6,309)	$641,834
Issuance of common stock upon exercise of stock options	87	1	677	1	4,323	—	—	4,325
Vesting of shares issued upon early exercise of stock options	—	—	—	—	559	—	—	559
Issuance of common stock related to settlement of RSUs	763	—	76	1	(1)	—	—	—
Tax withholding on RSU settlement	(32)	—	(5)	—	(2,260)	—	—	(2,260)
Conversion of Class B to Class A common stock	2,528	3	(2,528)	(3)	—	—	—	—
Settlement of common stock in connection with redemption of convertible senior notes	461	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	76,127	—	—	76,127
Net loss	—	—	—	—	—	(23,535)	—	(23,535)
Other comprehensive income	—	—	—	—	—	—	2,161	2,161
Balance as of September 30, 2023	295,639	$295	40,027	$40	$1,699,045	$(995,975)	$(4,148)	$699,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2024
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	298,089	$297	39,443	$40	$1,784,566	$(1,023,840)	$1,984	$763,047
Issuance of common stock upon exercise of stock options	194	—	2,105	1	9,030	—	—	9,031
Issuance of common stock related to early exercised stock options	—	—	2	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	98	—	—	98
Issuance of common stock related to settlement of RSUs and PSUs	3,189	4	—	—	(4)	—	—	—
Tax withholding on RSU settlement	(148)	—	—	—	(12,591)	—	—	(12,591)
Conversion of Class B to Class A common stock	3,889	4	(3,889)	(4)	—	—	—	—
Common stock issued under employee stock purchase plan	173	—	—	—	10,455	—	—	10,455
Other	—	—	—	—	1,689	—	—	1,689
Stock-based compensation	—	—	—	—	253,350	—	—	253,350
Net loss	—	—	—	—	—	(65,952)	—	(65,952)
Other comprehensive income	—	—	—	—	—	—	13,963	13,963
Balance as of September 30, 2024	305,386	$305	37,661	$37	$2,046,593	$(1,089,792)	$15,947	$973,090
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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash Flows from Operating Activities
Net loss	$(65,952)	$(156,084)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	91,476	99,640
Non-cash operating lease costs	35,624	32,899
Amortization of deferred contract acquisition costs	56,707	44,757
Stock-based compensation expense	243,969	199,565
Amortization of debt issuance costs	2,970	3,529
Net accretion of discounts and amortization of premiums on available-for-sale securities	(33,980)	(31,039)
Deferred income taxes	(1,338)	(588)
Provision for bad debt	7,357	9,527
Loss on extinguishment of debt	—	50,300
Other	361	713
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,016)	(60,451)
Contract assets	(2,417)	(3,397)
Deferred contract acquisition costs	(75,851)	(66,766)
Prepaid expenses and other current assets	(25,313)	(17,115)
Other noncurrent assets	621	(1,189)
Accounts payable	7,817	5,252
Accrued expenses and other current liabilities	11,316	8,378
Operating lease liabilities	(36,020)	(31,096)
Deferred revenue	46,933	81,075
Other noncurrent liabilities	857	1,055
Net cash provided by operating activities	253,121	168,965
Cash Flows from Investing Activities
Purchases of property and equipment	(111,884)	(83,580)
Capitalized internal-use software	(22,076)	(16,637)
Asset acquisitions and business combinations, net of cash acquired	(15,015)	—
Purchases of available-for-sale securities	(1,187,287)	(1,293,014)
Sales of available-for-sale securities	—	20,248
Maturities of available-for-sale securities	1,173,041	1,288,364
Other investing activities	29	65
Net cash used in investing activities	(163,192)	(84,554)
Cash Flows from Financing Activities
Repayments of convertible senior notes	—	(207,649)
Cash paid for issuance costs on revolving credit facility	(2,148)	—
Proceeds from the exercise of stock options	9,031	11,384
Proceeds from the early exercise of stock options	6	—
Repurchases of unvested common stock	—	(34)
Proceeds from the issuance of common stock for employee stock purchase plan	10,455	10,450
Payment of tax withholding obligation on RSU settlement	(12,591)	(5,643)
Payment of indemnity holdback	—	(10,483)
Net cash provided by (used in) financing activities	4,753	(201,975)
Net increase (decrease) in cash, cash equivalents, and restricted cash	94,682	(117,564)
Cash, cash equivalents, and restricted cash, beginning of period	91,224	215,204
Cash, cash equivalents, and restricted cash, end of period	$185,906	$97,640
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$70	$666
Cash paid for income taxes, net of refunds	$4,024	$4,005
Cash paid for operating lease liabilities	$36,623	$30,296
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$8,507	$5,642
Accounts payable and accrued expenses related to property and equipment additions	$36,394	$18,809
Vesting of early exercised stock options	$98	$1,730
Indemnity holdback consideration associated with asset acquisitions and business combinations	$2,023	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$43,133	$22,304
Maturity of marketable securities in other current assets	$—	$26,300

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the conflicts in the Middle East and Ukraine, the potential worsening and expansion of such conflicts, and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of November 7, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
Change in Accounting Estimate
In January 2024, the Company completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $16.8 million for the nine months ended September 30, 2024, recorded primarily in cost of revenue.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 that may have a material impact on the Company's condensed consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and nine months ended September 30, 2024 and 2023.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$214,955	50%	$175,519	52%	$618,426	51%	$490,129	53%
Europe, Middle East, and Africa	121,802	28%	92,705	28%	338,154	28%	255,382	27%
Asia Pacific	59,103	14%	42,960	13%	158,880	13%	122,577	13%
Other	34,222	8%	24,419	7%	94,220	8%	66,184	7%
Total	$430,082	100%	$335,603	100%	$1,209,680	100%	$934,272	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$88,865	21%	$52,340	16%	$236,002	20%	$140,491	15%
Direct customers	341,217	79%	283,263	84%	973,678	80%	793,781	85%
Total	$430,082	100%	$335,603	100%	$1,209,680	100%	$934,272	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended September 30, 2024, the Company recognized revenue of $330.5 million, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Beginning balance	$144,330	$107,482	$133,236	$93,145
Capitalization of contract acquisition costs	27,766	23,418	75,851	66,766
Amortization of deferred contract acquisition costs	(19,716)	(15,746)	(56,707)	(44,757)
Ending balance	$152,380	$115,154	$152,380	$115,154
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,503.4 million. As of September 30, 2024, the Company expected to recognize 70% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The Company's cash equivalents are comprised of highly liquid money market funds and U.S. treasury securities. The Company classifies money market funds within Level I of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its investments, which are comprised of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds, within Level II of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. There were no transfers between levels during the periods presented.
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of September 30, 2024 and December 31, 2023.

(in thousands)					Reported as:
September 30, 2024	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current)
Cash	$70,313	$—	$—	$70,313	$67,290	$—	$3,023
Level I:
Money market funds	100,666	—	—	100,666	100,666	—	—
Level II:
Corporate bonds	426,692	2,613	(17)	429,288	—	429,288	—
U.S. treasury securities	1,084,326	5,183	(52)	1,089,457	14,927	1,074,530	—
U.S. government agency securities	76,775	203	(13)	76,965	—	76,965	—
Commercial paper	60,180	—	—	60,180	—	60,180	—
Subtotal	1,647,973	7,999	(82)	1,655,890	14,927	1,640,963	—
Total assets measured at fair value on a recurring basis	$1,818,952	$7,999	$(82)	$1,826,869	$182,883	$1,640,963	$3,023

(in thousands)					Reported as:
December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale securities	Restricted Cash (Current and Non-Current) Cash
Cash	$51,189	$—	$—	$51,189	$46,829	$—	$4,360
Level I:
Money market funds	40,035	—	—	40,035	40,035	—	—
Level II:
Corporate bonds	312,510	718	(378)	312,850	—	312,850	—
U.S. treasury securities	1,020,167	2,344	(544)	1,021,967	—	1,021,967	—
U.S. government agency securities	84,154	14	(96)	84,072	—	84,072	—
Commercial paper	167,989	2	—	167,991	—	167,991	—
Subtotal	1,584,820	3,078	(1,018)	1,586,880	—	1,586,880	—
Total assets measured at fair value on a recurring basis	$1,676,044	$3,078	$(1,018)	$1,678,104	$86,864	$1,586,880	$4,360
As of September 30, 2024, the Company had $3.0 million in total restricted cash mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of September 30, 2024 and December 31, 2023. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,107.2 million and $1,185.1 million as of September 30, 2024 and December 31, 2023, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $525.9 million and $399.7 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, net unrealized gain on investments was $7.9 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2023, net unrealized gain on investments was $2.0 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of September 30, 2024, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes (as defined below) issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2024, the fair value of the 2026 Notes was $1,196.8 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the 2026 Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of September 30, 2024 and December 31, 2023.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $7.7 million and $6.0 million, respectively. Provision for bad debt for the three months ended September 30, 2024 and 2023 was $2.6 million and $3.5 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $6.7 million and $9.5 million, respectively. Write-off of uncollectible accounts receivable for the three months ended September 30, 2024 and 2023 was $2.6 million and $4.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $5.0 million and $8.1 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Property and equipment:
Servers—network infrastructure	$410,024	$330,295
Construction in progress	71,272	45,557
Capitalized internal-use software	105,746	75,163
Office and computer equipment	39,610	32,043
Office furniture	9,475	9,003
Software	6,134	5,422
Leasehold improvements	47,891	42,984
Asset retirement obligation	827	826
Gross property and equipment	690,979	541,293
Less accumulated depreciation and amortization	(294,427)	(218,480)
Total property and equipment, net	$396,552	$322,813
Depreciation and amortization expense on property and equipment for the three months ended September 30, 2024 and 2023 was $27.9 million and $29.0 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $78.3 million and $83.2 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $6.3 million and $5.4 million for the three months ended September 30, 2024 and 2023, respectively, and $17.7 million and $16.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Goodwill
As of September 30, 2024 and December 31, 2023, the Company's goodwill was $157.2 million and $148.0 million, respectively. During the nine months ended September 30, 2024, the Company recorded $9.1 million of goodwill in connection with acquisitions. For further details on the acquisition of BastionZero, refer to Note 13 to these condensed consolidated financial statements. No goodwill impairments were recorded during the nine months ended September 30, 2024 and 2023.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$16,431	$5,159	$11,272
Customer relationships	11,600	3,625	7,975
Total acquired intangible assets, net	$28,031	$8,784	$19,247

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$47,183	$36,893	$10,290
Trade name	1,700	1,488	212
Customer relationships	11,600	2,538	9,062
Total acquired intangible assets, net	$60,483	$40,919	$19,564
During the three months ended June 30, 2024, the Company acquired $9.3 million of developed technology, primarily through the acquisition of BastionZero, which accounted for $5.1 million of the total acquired intangible assets. Refer to Note 13 to these condensed consolidated financial statements for further details on this acquisition.
Amortization of acquired intangible assets was $2.4 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively, and $9.7 million and $14.7 million for the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2024 (remaining three months)	$2,416
2025	9,065
2026	3,053
2027	1,450
2028	1,450
Thereafter	1,813
Total	$19,247
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 6.8 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 8.0 years. All of the Company's leases are classified as operating leases.

The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease cost	$12,500	$10,974	$35,624	$32,899
Total lease cost	$12,500	$10,974	$35,624	$32,899
Variable lease cost and short-term lease cost for the three and nine months ended September 30, 2024 and September 30, 2023 were not material.
As of September 30, 2024, the Company had $56.7 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between October 2024 and July 2026 and have an average lease term of 4.5 years.
As of September 30, 2024, the weighted-average remaining term of the Company’s operating leases was 4.6 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.8%.
Maturities of the operating lease liabilities as of September 30, 2024 are as follows:

September 30, 2024
(in thousands)
2024 (remaining three months)	$16,261
2025	43,730
2026	39,687
2027	35,124
2028	21,225
Thereafter	26,445
Total lease payments	$182,472
Less: Imputed interest	$(18,070)
Total operating lease liabilities	$164,402
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
None of the circumstances described in the paragraphs above were met during the quarter ended September 30, 2024.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of September 30, 2024, the terms of the 2026 Capped Calls have not been adjusted.
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
The 2025 Notes were convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, which was equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture dated May 15, 2020 (the 2025 Indenture). After the closing of the transactions described below, no 2025 Notes were outstanding as of September 30, 2024 and December 31, 2023.
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
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. As of September 30, 2024, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised or terminated in connection with the 2025 Notes Exchange, the 2025 Notes Repurchases, or any of the conversions of the 2025 Notes.
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
The net carrying amounts of the 2026 Notes were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Principal	$1,293,750	$1,293,750
Unamortized debt issuance costs	(7,418)	(10,388)
Carrying amount, net	$1,286,332	$1,283,362
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,
	2024		2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$—	$—	$12
Amortization of debt issuance costs	990	—	989	70
Total	$990	$—	$989	$82

	Nine Months Ended September 30,
	2024		2023
	2026 Notes	2025 Notes	2026 Notes	2025 Notes

	(in thousands)
Coupon interest expense	$—	$—	$—	$477
Amortization of debt issuance costs	2,970	—	2,970	559
Total	$2,970	$—	$2,970	$1,036
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
As of September 30, 2024, the Company was in compliance with all covenants under the credit agreement.
As of September 30, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2024.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of September 30, 2024, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of September 30, 2024 and December 31, 2023, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	September 30, 2024	December 31, 2023

	(in thousands)
2026 Notes	10,311	10,311
Stock options issued and outstanding	9,652	12,523
Remaining shares available for issuance under the 2019 Plan	70,971	56,442
Outstanding and unsettled RSUs and PSUs	10,771	10,894
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	17,045	13,844
Total shares of common stock reserved	118,750	104,014
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
Stock Options
Since the fiscal year ended December 31, 2022, the Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and becomes exercisable only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan and consist of 10-year options to purchase the Company’s Class A common stock. As of September 30, 2024, there was approximately 4.1 million outstanding Performance Options.
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

During the nine months ended September 30, 2024, the Company achieved the stock price milestones for the first two tranches of 418,250 Performance Options in total. Following the achievement of each stock price milestone, the applicable tranche shares are subject to six quarterly vesting periods on a ratable basis.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the three months ended September 30, 2024 and 2023 were $9.4 million and $12.8 million, respectively, and for the nine months ended September 30, 2024 and 2023 were $21.9 million and $27.1 million, respectively. As of September 30, 2024, there was $126.7 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 3.9 years.
Restricted Stock Units and Performance Stock Units
The total stock-based compensation expense for RSUs and PSUs for the three months ended September 30, 2024 and 2023 was $78.8 million and $57.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $217.1 million and $156.8 million, respectively. As of September 30, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs was $689.4 million that is expected to be recognized over a weighted-average period of 2.9 years. PSUs, which were granted to certain key employees during the nine months ended September 30, 2024, vest upon the satisfaction of a service-based vesting condition and the company achieving target levels of sales performance. The number of PSUs granted and associated stock-based compensation expense were not material during the nine months ended September 30, 2024.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. 173,702 and 248,738 shares of Class A common stock were purchased under the ESPP during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $0.8 million and is expected to be recognized over a weighted average period of 0.1 years.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cost of revenue	$2,820	$2,272	$8,202	$6,002
Sales and marketing	23,668	20,160	67,646	54,994
Research and development	38,990	34,556	99,974	96,944
General and administrative	22,777	16,784	68,147	41,625
Total stock-based compensation expense	$88,255	$73,772	$243,969	$199,565

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(13,632)	$(1,699)	$(20,671)	$(2,864)	$(58,489)	$(7,463)	$(136,584)	$(19,500)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	304,415	37,941	293,940	40,726	302,007	38,532	291,047	41,553
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.04)	$(0.07)	$(0.07)	$(0.19)	$(0.19)	$(0.47)	$(0.47)
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

	September 30,
	2024	2023

	(in thousands)
2026 Notes	6,762	6,762
Shares subject to repurchase	—	49
Unexercised stock options	9,652	13,248
Unvested restricted stock and RSUs	10,462	10,733
Shares issuable pursuant to the ESPP	169	224
Total	27,045	31,016
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
The Company recorded an income tax expense of $2.5 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and an income tax expense of $5.9 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively.
The income tax expense of $2.5 million and $1.3 million for the three months ended September 30, 2024 and September 30, 2023, respectively, was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

The income tax expense of $5.9 million for the nine months ended September 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.
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
The transaction-related costs for the acquisition were not material and were included in general and administrative expenses during the nine months ended September 30, 2024.
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	September 30, 2024	December 31, 2023

	(in thousands)
United States	$218,196	$191,853
Rest of the world	178,356	130,960
Total property and equipment, net	$396,552	$322,813
No single country other than the United States accounted for more than 10% of total property and equipment, net as of September 30, 2024 and December 31, 2023.

Note 15. Subsequent Events
On October 7, 2024 the Company acquired Kivera, Inc. which has developed cloud security, data protection, and compliance technology, for approximately $29.4 million in cash. The purchase accounting for this acquisition is in progress.

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
◦International reach. Our global network, with a presence in more than 330 cities and over 120 countries worldwide, has helped to foster our strong international growth. International markets represented 50% and 48% of our revenue in the three months ended September 30, 2024 and 2023, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments and global events, such as the conflicts in the Middle East and Ukraine and the potential worsening or expansion of those conflicts and other areas of geopolitical tension around the world, and other geopolitical events such as elections and other governmental changes, and, in each case, how they may adversely impact our and our customers’ businesses. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, also could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth over that period (including with respect to new customers). We believe macroeconomic uncertainty could persist through the remainder of 2024. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Gross profit	$334,115	$257,534	$939,664	$710,550
Gross margin	78%	77%	78%	76%
Loss from operations	$(30,794)	$(39,212)	$(120,042)	$(142,656)
Non-GAAP income from operations	$63,468	$42,533	$162,864	$82,203
Operating margin	(7)%	(12)%	(10)%	(15)%
Non-GAAP operating margin	15%	13%	13%	9%
Net cash provided by operating activities	$104,727	$68,100	$253,121	$168,965
Net cash used in investing activities	$(76,400)	$(100,229)	$(163,192)	$(84,554)
Net cash provided by (used in) financing activities	$(2,411)	$(34,610)	$4,753	$(201,975)
Free cash flow	$45,279	$34,875	$119,161	$68,748
Net cash provided by operating activities (as a percentage of revenue)	24%	20%	21%	18%
Free cash flow margin	11%	10%	10%	7%
Paying customers(1)	221,540	182,027
Paying customers (> $100,000 Annualized Revenue)(1)	3,265	2,558
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$214,955	50%	$175,519	52%	$618,426	51%	$490,129	53%
Europe, Middle East, and Africa	121,802	28%	92,705	28%	338,154	28%	255,382	27%
Asia Pacific	59,103	14%	42,960	13%	158,880	13%	122,577	13%
Other	34,222	8%	24,419	7%	94,220	8%	66,184	7%
Total	$430,082	100%	$335,603	100%	$1,209,680	100%	$934,272	100%
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
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses incurred in connection with the acquisition, and include third-party transaction costs and compensation expense for key acquired personnel. We also excluded the one-time cash compensation charge incurred during the three months ended March 31, 2024 from certain of our non-GAAP financial measures because it was not attributable to services provided and did not correlate to the ongoing operation of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Loss from operations	$(30,794)	$(39,212)	$(120,042)	$(142,656)
Add:
Stock-based compensation expense and related employer payroll taxes	91,767	76,857	258,001	210,196
Amortization of acquired intangible assets	2,417	4,888	9,665	14,663
Acquisition-related and other expenses	78	—	240	—
One-time compensation charge	—	—	15,000	—
Non-GAAP income from operations	$63,468	$42,533	$162,864	$82,203
Operating margin	(7)%	(12)%	(10)%	(15)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	15%	13%	13%	9%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Net cash provided by operating activities	$104,727	$68,100	$253,121	$168,965
Less: Purchases of property and equipment	(50,203)	(27,291)	(111,884)	(83,580)
Less: Capitalized internal-use software	(9,245)	(5,934)	(22,076)	(16,637)
Free cash flow	$45,279	$34,875	$119,161	$68,748
Net cash used in investing activities	$(76,400)	$(100,229)	$(163,192)	$(84,554)
Net cash provided by (used in) financing activities	$(2,411)	$(34,610)	$4,753	$(201,975)
Net cash provided by operating activities (as a percentage of revenue)	24%	20%	21%	18%
Less: Purchases of property and equipment (as a percentage of revenue)	(11)%	(8)%	(9)%	(9)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	11%	10%	10%	7%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 221,540 and 182,027 as of September 30, 2024 and September 30, 2023, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 3,265 and 2,558 as of September 30, 2024 and September 30, 2023, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended September 30, 2024 and September 30, 2023 were 110% and 116%, respectively.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Revenue	$430,082	$335,603	$1,209,680	$934,272
Cost of revenue(1)	95,967	78,069	270,016	223,722
Gross profit	334,115	257,534	939,664	710,550
Operating expenses:
Sales and marketing(1)	185,221	150,214	553,824	433,903
Research and development(1)	110,911	90,593	301,161	261,742
General and administrative(1)	68,777	55,939	204,721	157,561
Total operating expenses	364,909	296,746	1,059,706	853,206
Loss from operations	(30,794)	(39,212)	(120,042)	(142,656)
Non-operating income (expense):
Interest income	22,471	17,954	65,438	47,977
Interest expense	(1,433)	(1,138)	(3,751)	(4,803)
Loss on extinguishment of debt	—	—	—	(50,300)
Other income (expense), net	(3,066)	115	(1,673)	(2,269)
Total non-operating income (expense), net	17,972	16,931	60,014	(9,395)
Loss before income taxes	(12,822)	(22,281)	(60,028)	(152,051)
Provision for income taxes	2,509	1,254	5,924	4,033
Net loss	$(15,331)	$(23,535)	$(65,952)	$(156,084)
_______________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$2,820	$2,272	$8,202	$6,002
Sales and marketing	23,668	20,160	67,646	54,994
Research and development	38,990	34,556	99,974	96,944
General and administrative	22,777	16,784	68,147	41,625
Total stock-based compensation expense	$88,255	$73,772	$243,969	$199,565

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	22	23	22	24
Gross margin	78	77	78	76
Operating expenses:
Sales and marketing	43	45	46	46
Research and development	26	27	25	28
General and administrative	16	17	17	17
Total operating expenses	85	89	88	91
Loss from operations	(7)	(12)	(10)	(15)
Non-operating income (expense):
Interest income	5	5	5	5
Interest expense	—	—	—	(1)
Loss on extinguishment of debt	—	—	—	(5)
Other income (expense), net	(1)	—	—	—
Total non-operating income (expense), net	4	5	5	(1)
Loss before income taxes	(3)	(7)	(5)	(16)
Provision for income taxes	1	—	—	1
Net loss	(4)%	(7)%	(5)%	(17)%
Comparison of Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$430,082	$335,603	$94,479	28%	$1,209,680	$934,272	$275,408	29%
Revenue increased by $94.5 million and $275.4 million, or 28% and 29%, respectively, for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 22% as of September 30, 2024 compared to the prior period ended September 30, 2023, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 110% for the three months ended September 30, 2024.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$95,967	$78,069	$17,898	23%	$270,016	$223,722	$46,294	21%
Gross margin	78%	77%			78%	76%
Cost of revenue increased by $17.9 million, or 23%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in the cost of revenue was primarily due to an increase of $6.6 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $4.5 million of third-party technology services costs, and an increase of $2.9 million in employee-related costs. This increase was partially offset by $1.8 million of decreased depreciation expense. The decrease in depreciation expense was mainly driven by the $3.5 million decreasing impact of the change in useful life of servers associated with cost of revenue from 4 years to 5 years, partly offset by an increase related to purchases of equipment located in co-location facilities.
Gross margin did not significantly fluctuate during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Cost of revenue increased by $46.3 million, or 21%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in the cost of revenue was primarily due to an increase of $14.0 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $19.0 million of third-party technology services costs and registry expenses, an increase of $13.1 million in employee-related costs, and an increase of $1.8 million in consulting expenses. This increase was partially offset by $7.2 million of decreased depreciation expense. The decrease in depreciation expense was mainly driven by the $11.6 million decreasing impact of the change in useful life of servers associated with cost of revenue from 4 years to 5 years, partly offset by an increase related to purchases of equipment located in co-location facilities.
Gross margin did not significantly fluctuate during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$185,221	$150,214	$35,007	23%	$553,824	$433,903	$119,921	28%
Sales and marketing expenses increased by $35.0 million, or 23%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by $20.0 million in increased employee-related costs due to a 11% increase in headcount in our sales and marketing organization, including an increase of $4.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $6.5 million in expenses for marketing programs due to acquisitions, investments in brand awareness advertising, third-party industry events, and digital performance marketing, and an increase of $3.0 million in co-location and bandwidth expenses for free customers.
Sales and marketing expenses increased by $119.9 million, or 28%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by $72.0 million in increased employee-related costs due to a $15.0 million one-time compensation charge and a 11% increase in headcount in our sales and marketing organization, including an increase of $15.8 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $20.4 million in expenses for marketing programs due to acquisitions, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $11.2 million in co-location and bandwidth expenses for free customers, an increase of $6.0 million in travel-related expenses, an increase of $4.2 million in consulting expenses, and an increase of $3.6 million in subscription expenses.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Research and development	$110,911	$90,593	$20,318	22%	$301,161	$261,742	$39,419	15%
Research and development expenses increased by $20.3 million, or 22%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by $21.5 million in increased employee-related costs due to a 29% increase in headcount in our research and development organization, including an increase of $5.7 million in stock-based compensation expense.
Research and development expenses increased by $39.4 million, or 15%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by $38.6 million in increased employee-related costs due to a 29% increase in headcount in our research and development organization, including an increase of $6.0 million in stock-based compensation expense.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
General and administrative	$68,777	$55,939	$12,838	23%	$204,721	$157,561	$47,160	30%
General and administrative expenses increased by $12.8 million, or 23%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by $11.2 million in increased employee-related costs due to an 19% increase in headcount in our general and administrative organization, including an increase of $5.2 million in stock-based compensation expense.
General and administrative expenses increased by $47.2 million, or 30%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by $37.5 million in increased employee-related costs due to an 19% increase in headcount in our general and administrative organization, including an increase of $23.5 million in stock-based compensation expense, and an increase of $3.8 million in professional fees for third-party accounting, consulting, and legal services.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Interest income	$22,471	$17,954	$4,517	25%	$65,438	$47,977	$17,461	36%
Interest income increased by $4.5 million and $17.5 million, or 25% and 36%, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The increase was primarily driven by an increase in interest rates and investment balance.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(1,433)	$(1,138)	$(295)	26%	$(3,751)	$(4,803)	$1,052	(22)%
Interest expense did not significantly fluctuate during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023.
Loss on Extinguishment of Debt

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Loss on extinguishment of debt	$—	$—	$—	*	$—	$(50,300)	$50,300	*
______________
* Not meaningful
Loss on extinguishment of debt decreased by $50.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Repurchases. Refer to Note 7 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further detail.
Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(3,066)	$115	$(3,181)	*	$(1,673)	$(2,269)	$596	(26)%
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$2,509	$1,254	$1,255	100%	$5,924	$4,033	$1,891	47%

The net change in income taxes for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is $1.3 million. The income tax expense of $2.5 million and $1.3 million for the three months ended September 30, 2024 and September 30, 2023, respectively, was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.
The net change in income taxes for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is $1.9 million. The income tax expense of $5.9 million for the nine months ended September 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions. The income tax expense of $4.0 million for the nine months ended September 30, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as payments received from customers using our global network and products, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs, of $562.5 million. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs of $1,274.0 million. Concurrently with the completion of the offering of the 2026 Notes, we also entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. In May 2023, we repurchased approximately $123.0 million in aggregate principal amount of the 2025 Notes for $172.7 million in cash (including accrued interest). Subsequently, in July 2023, we settled conversions of the remaining $35.4 million aggregated principal amount outstanding of the 2025 Notes in a combination of $35.4 million cash and approximately 0.5 million shares of our Class A common stock. In May 2024, the Company entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits the Company to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of September 30, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2024.
As of September 30, 2024, we had cash and cash equivalents of $182.9 million, including $14.9 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds and U.S. treasury securities. We also had available-for-sale securities of $1,641.0 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of September 30, 2024, our investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,089.8 million as of September 30, 2024. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of September 30, 2024, our material cash requirements include contractual obligations from the 2026 Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of September 30, 2024, we had $3.0 million recognized as total restricted cash on our condensed consolidated balance sheets mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$253,121	$168,965
Net cash used in investing activities	$(163,192)	$(84,554)
Net cash provided by (used in) financing activities	$4,753	$(201,975)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2024 was $253.1 million, which resulted from a net loss of $66.0 million, adjusted for non-cash charges of $403.1 million and net cash outflow of $84.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $244.0 million for stock-based compensation expense, $91.5 million for depreciation and amortization expense, $56.7 million for amortization of deferred contract acquisition costs, $35.6 million for non-cash operating lease costs, $7.4 million for provision of bad debt, and $3.0 million for amortization of convertible note issuance costs, which were partially offset by $34.0 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $75.9 million increase in deferred contract acquisition costs due to increased headcount of commission eligible employees, $36.0 million in payments related to operating lease liabilities, a $25.3 million increase in prepaid expenses and other current assets, a $12.0 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $2.4 million increase in contract assets, which were partially offset by a $46.9 million increase in deferred revenue, a $11.3 million increase in accrued expenses and other current liabilities, and a $7.8 million increase in accounts payable.
Net cash provided by operating activities during the nine months ended September 30, 2023 was $169.0 million, which resulted from a net loss of $156.1 million, adjusted for non-cash charges of $409.3 million and net cash outflow of $84.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $199.6 million for stock-based compensation expense, $99.6 million for depreciation and amortization expense, $50.3 million for loss on extinguishment of debt, $44.8 million for amortization of deferred contract acquisition costs, $32.9 million for non-cash operating lease costs, $9.5 million for provision of bad debt, and $3.5 million for amortization of convertible note issuance costs, which were partially offset by $31.0 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $66.8 million increase in deferred contract acquisition costs due to the addition of new customers, a $60.5 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, $31.1 million in payments related to operating lease liabilities, a $17.1 million increase in prepaid expenses and other current assets related to operating activities, and a $3.4 million increase in contract assets, which were partially offset by a $81.1 million increase in deferred revenue, a $8.4 million increase in accrued expenses and other current liabilities related to operating activities, and a $5.3 million increase in accounts payable related to operating activities.
Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 of $163.2 million resulted primarily from the purchases of available-for-sale securities of $1,187.3 million, capital expenditures of $111.9 million, capitalization of internal-use software development costs of $22.1 million, and cash paid for asset acquisitions and business combinations, net of cash acquired of $15.0 million, which were partially offset by the maturities of available-for-sale securities of $1,173.0 million.
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
Financing Activities
Net cash provided by financing activities of $4.8 million during the nine months ended September 30, 2024 was primarily due to $10.5 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP) and $9.0 million of proceeds from the exercise of vested stock options, which were partially offset by $12.6 million of payments of tax withholding on RSU settlements and $2.1 million cash paid for issuance costs on revolving credit facility.
Net cash used in financing activities of $202.0 million during the nine months ended September 30, 2023 was primarily due to $207.6 million of repayments of the 2025 Notes, $10.5 million of payments of indemnity holdback, and $5.6 million of payments of tax withholding on RSU settlements, which were partially offset by $11.4 million of proceeds from the exercise of vested stock options and $10.5 million of proceeds from the issuance of Class A common stock under the ESPP.
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the conflicts in the Middle East and Ukraine, and the potential worsening and expansion of such conflicts, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 7, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes to these policies for the nine months ended September 30, 2024, except as noted below.
Change in Accounting Estimate

In January 2024, we completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $16.8 million for the nine months ended September 30, 2024, recorded primarily in cost of revenue. We expect this change in accounting estimate to result in a reduction of depreciation expense of approximately $20 million for the full fiscal year 2024 for assets in service as of December 31, 2023.

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The ASU also requires entities with a single reportable segment to provide all disclosures required by the ASU as well as existing segment disclosures. The ASU does not change how operating segments are identified or, when applicable, aggregated. The ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the new standard.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU requires a public business entity to disclose additional information about specific expense categories in the notes to the financial statements for interim and annual reporting periods. The ASU does not change or remove current expense disclosure requirements. The ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the new standard.
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
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at the Company's option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of September 30, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2024.

As of September 30, 2024, we had cash and cash equivalents of $182.9 million and available-for-sale securities of $1,641.0 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in a decrease of $11.7 million or an increase of $11.7 million in the market value of our investments in available-for-sale securities as of September 30, 2024.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the nine months ended September 30, 2024 and 2023, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our condensed consolidated financial statements.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $15.3 million and $23.5 million for the three months ended September 30, 2024 and 2023, respectively, and $66.0 million and $156.1 million for the nine months ended September 30, 2024 and 2023, respectively, and as of September 30, 2024, we had an accumulated deficit of $1,089.8 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $430.1 million and $335.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1,209.7 million and $934.3 million for the nine months ended September 30, 2024 and 2023, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our recent growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The United States, Europe, and the United Kingdom have recently experienced historically high levels of inflation. Although inflation levels have decreased from such high levels in the United States, the United Kingdom, and Eurozone, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have in the past raised, and may in the future raise or maintain, high interest rates and may implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and result in other similar or unexpected effects. For example, the decrease in values of government-issued securities resulting from higher interest rates may have played a significant role in the failures of Silicon Valley Bank and Signature Bank during the first quarter of 2023, the circumstances resulting in the UBS takeover of Credit Suisse during the second quarter of 2023, and generalized uncertainty confronting a number of other financial institutions.
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
Further, the sales cycle for new and existing customers of our technology and services could lengthen in the future as a result of challenging macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. For example, potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycles for certain types of customers and sales, slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth over that period (including with respect to new customers). We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the challenging macroeconomic conditions continue or worsen.
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
The conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
The conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or geopolitical tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
Any of the negative impacts of the conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or geopolitical tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the conflicts in the Middle East and Ukraine, other areas of geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•deteriorating general economic conditions, including inflation, rising interest rates, and the actual or perceived failure or financial difficulties of financial institutions; and
•impacts of the conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or geopolitical tensions and impacts of geopolitical events such as elections and other governmental changes.
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
•increased purchasing power and leverage in negotiating pricing terms and other contractual arrangements with us, which may result in us being subject to additional, or greater levels of, contractual risks than our sales to smaller customers;
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
Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a short period of time and our sales cycle for customers under our Enterprise plan lasted less than one quarter. Since the first half of 2022, however, we have experienced periodic lengthening of our average sales cycle for our new and existing large customers, and the lengthening of our sales cycle to our large customers could continue in the future. In addition, as our sales force continues to target an increasing number of large customers for new and expanded product sales, these larger enterprises often undertake a more significant evaluation and negotiation processes than we have experienced in the past, which could further lengthen our sales cycle materially.
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
A substantial majority of our revenue in the nine months ended September 30, 2024 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our Cloudflare One suite of solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. Changes in the senior leadership of our sales team, such as the departure of our former President of Revenue and the hiring of our new President of Revenue in February 2024 and subsequent changes to a number of the other senior leadership positions within our sales team, could negatively impact our ability to retain current members of our sales team. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,529 employees as of September 30, 2023 to 4,160 employees as of September 30, 2024. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•changes in laws and regulations that impact our business; and
•general political, regulatory, economic, market, and social conditions, including inflation, rising interest rates, actual or perceived failure or financial difficulties of financial institutions, other adverse changes in global and regional macroeconomic conditions, and other impacts of the conflicts in the Middle East and Ukraine, or other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions.
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, we have hired several new members of our senior management team in the past year, including our President of Revenue, our Chief Strategy Officer, and our President of Product and Engineering. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in, and in some cases have resulted in, a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and disruptions in our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
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
•increasing numbers of U.S., European, Asian, or other government certification and audit requirements potentially applicable to our network, including FedRAMP in the United States, are often difficult and costly to obtain and maintain, and failure to do so will restrict our ability to sell to government customers in the applicable jurisdictions;

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
•governments may demand better pricing terms and public disclosure of such pricing terms, which may harm our ability to negotiate pricing terms with our non-government customers; and
•governments may demand the use of local data centers, labor, or subcontractors which may require significant upfront increase in headcount and other expenses.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflicts in the Middle East and Ukraine, and other areas of geopolitical tension around the world, inflationary pressures, and changes in interest rates, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of November 7, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 330 cities and over 120 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we have in the past faced, including in connection     with the November 2023 intrusion of our systems, and may in the future face, increased costs in the event of actual or perceived security breaches or other security-related incidents. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during recent years, we and our customers face increased risks to the security of infrastructure and data, and geopolitical tensions or events such as the conflicts in the Middle East and Ukraine also may increase these risks. We cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of September 30, 2024, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 330 cities and over 120 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
•the occurrence of earthquakes, floods, weather events, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism (including the ongoing conflicts in the Middle East and Ukraine or potential consequence of geopolitical tensions in other areas of the world), human error or interference (including by disgruntled employees, former employees, or contractors), and other catastrophic events;

•cyber attacks targeted at us, facilities where our network infrastructure is located, our global telecommunications service provider partners, or the infrastructure of the Internet;
•errors, defects, or performance problems in the deployment, maintenance, and expansion of our network and products, including the software we develop or license from third parties, and use to operate our network and products and provide such related products to our customers;
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms, and pricing of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, military conflicts and geopolitical tensions, labor strikes, or other related conditions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, during 2021 and continuing through the first quarter of 2022, a global shortage of CPUs, RAM, SSDs, and other electronics resulted in supply constraints for a number of electronics firms, including manufacturers of servers. This global shortage disrupted and increased the cost, and other shortages or similar supply constraints in the future may disrupt or increase the cost, of some of our expected purchases of network equipment and servers. If our supply of certain components is disrupted or delayed or becomes more expensive, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay or additional costs in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, cause other constraints on our operations that could damage our customer relationships, or otherwise adversely impact our business, financial condition, or results of operations.
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
Companies are increasingly subject to a wide variety of attacks on their networks and systems, including traditional computer hackers; malicious code, such as viruses and worms; DDoS attacks; sophisticated attacks conducted or sponsored by nation-states; advanced persistent threat intrusions; ransomware; phishing attacks and other forms of social engineering; employee, vendor, or contractor errors or malfeasance; and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees, or contractors. External events, like the ongoing conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world and elections in the United States and elsewhere, can increase the likelihood of attacks. No security solution, including our products, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Accordingly, our security products may be unable to detect or prevent a threat until after our customers are impacted. As our products are adopted by an increasing number of enterprises and by increasingly larger enterprises, it is possible that the individuals and organizations behind cyber threats will focus on identifying ways to circumvent or defeat our security products. If our network is targeted by attacks specifically designed to disrupt it, it could create the perception that our security products are not capable of providing adequate security. As a provider of security products, any perceived lack of security to our network or any of our products could erode our customers’ and potential customers’ trust in our network and products. Moreover, a high-profile security breach of, or security incident impacting, another cloud services provider could cause our customers and potential customers to lose trust in cloud solutions generally, and cloud-based products like ours in particular. Any such loss of trust could materially and adversely impact our ability to retain existing customers or attract new customers.
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
In July 2023, the European Commission adopted an adequacy decision for the new EU-U.S. Data Privacy Framework, which is designed to address the concerns raised in the Schrems II case. However, the European Commission’s adequacy decision regarding this framework will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. While this new framework may serve as a means for cloud service providers like our company to freely transfer EU personal data to the United States, many aspects of this new framework remain uncertain. It may be subject to future legal challenge, and some customers and vendors are unwilling to rely on the new framework due to this uncertainty. In addition, in January 2023, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-

based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data. More recently, the European Data Protection Supervisor’s finding in March 2024 that the European Commission’s use of Microsoft 365 violates the GDPR in part due to EU personal data being transferred to countries that do not have adequacy with the EU suggests that EU regulators are continuing to subject data transfers outside the EU to careful scrutiny.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 50% and 48% of our revenue from our international customers for the three months ended September 30, 2024 and

2023, respectively, and 49% and 47% of our revenue from our international customers for the nine months ended September 30, 2024 and 2023, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 330 cities and over 120 countries worldwide as of September 30, 2024. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•geopolitical, economic, and social uncertainties, including the potential nationalization of key peering partners by foreign governments or political unrest that affects our ability to continue to work with particular peering partners, potential terrorist activities, military conflict or war, trade policies and sanctions, and the unknown impact of regional or global health crises, or epidemic or pandemic diseases;
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
Geopolitical events, including the ongoing conflicts in the Middle East and Ukraine or other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In addition, heightened use of trade restrictions and sanctions, including tariffs or prohibitions on technology transfers to achieve diplomatic ends could impact our ability to conduct our business as planned.
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
In the second quarter of 2024, we initiated a foreign exchange hedging program that uses derivative instruments to lessen the effects of currency fluctuations on certain of our non-U.S. Dollar denominated currency exposures. However, our hedging instruments may not successfully mitigate losses caused by currency fluctuations, and our hedging positions may be partial or may not exist at all in the future. In addition, the use of hedging instruments may bring additional risks if we are unable to arrange effective hedges with such instruments or if we are unable to forecast hedged exposures precisely. While we have in the past, and may in the future, choose to enter into additional transactions to hedge portions of our foreign exchange exposures, it is impossible to predict or eliminate the effects of foreign exchange rate exposure, and if we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be materially and adversely affected.

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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of September 30, 2024, we had 328 issued patents and 73 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including inflation and related changes in monetary policy, rising interest rates, volatile energy prices, and other impacts of the conflicts in the Middle East and Ukraine, or other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2024, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 74.8% of the voting power of our capital stock, with our co-founders together holding approximately 53.3% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes. As of September 30, 2024, the remaining aggregate principal amount was $1,293.8 million of the 2026 Notes. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the 2026 Notes and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
The occurrence of any catastrophic event, including an earthquake, volcanic event, fire, flood, tsunami, the effects of climate change, or other weather event, power loss, telecommunications failure, software or hardware malfunction, epidemic or pandemic disease, cyber attack, military conflict or war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area and one of our core co-location facilities is located in the greater Portland, Oregon area, both regions known for seismic and/or volcanic activity, and we also have a second core co-location facility in Amsterdam. Our insurance coverage may not compensate us in full or at all for losses that may occur in the event of any of these potential future catastrophic events. In addition, any of these catastrophic events could cause disruptions to the Internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our customers would be impaired or we could lose critical data.
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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
10.1+	2024 Key Executive Change in Control and Severance Policy	8-K	001-39039	10.1	July 22, 2024
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: November 7, 2024	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)