Form 10-K
period 2024-12-31
Cloudflare, Inc.
filed 2025-02-20
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
____________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Securities registered pursuant to Section 12(g) of the Act:
None
__________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2024 as reported by the New York Stock Exchange on such date was approximately $13.6 billion. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 6, 2025, 308,320,930 shares of the registrant's Class A common stock were outstanding and 36,753,779 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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
•the impact of the conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions, as well as other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•The conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or tensions, as well as other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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
Over the past decade, the technology industry has been undergoing a massive transition from on-premises hardware and software that customers buy, to services in the cloud that they rent. Organizations find themselves at different points in this transition to the cloud. Regardless of where organizations are in their transition, they all face a common set of challenges: they exist in a complex, heterogeneous infrastructure environment which exacerbates the fundamental problems of the Internet more than ever, and the on-premises hardware boxes that they once relied upon to solve these problems were never designed to work in such an environment. As more workloads move to the cloud and workforces become increasingly distributed globally, there is no point in installing additional hardware boxes on premise. An on-premises box will not solve the problems organizations now face. Nor can a business ship a hardware box to a cloud vendor. Even if they wanted to, there is literally no place to install such a box in the cloud.
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
Our Network
We have built an efficient, scalable, programmable network that allows us to rapidly develop and deploy our products for our customers and that is architected to be flexible, scalable, and get more and more efficient as it expands. Our network is built to run every service on every server in every city. This design enables us to grow capacity quickly and inexpensively and to allow us to shift customers and traffic across our network efficiently. We refer to this architecture as “serverless” because it means we can deploy standard, commodity hardware, and our product developers and customers do not need to worry about the underlying servers.
We are also expanding the capabilities of our network servers to enable AI workloads that are suited to take into account the widely distributed nature of our network. Additionally, our software is designed to manage the deployment and execution of our product developers’ code and our customers’ code across our network. Because we manage the execution and prioritization of code running across our network, it means that we are both able to improve the performance of our highest paying customers, and also effectively leverage idle capacity across our network. We have chosen to utilize this idle capacity to create a free tier of service which has generated substantial global scale for us. In turn, this scale makes us attractive partners for Internet Service Providers (ISPs) globally, which reduces our co-location and bandwidth costs. As our network grows, these dynamics become even more powerful. Today, our network spans more than 335 cities in over 125 countries worldwide and interconnects with over 13,000 networks globally, including major ISPs, cloud services, and enterprises.

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
Growth Strategy
Key elements of our growth strategy include:
•Acquire New Customers: We believe that anyone that relies on the Internet to deliver products, services, or content or to operate a business can be a Cloudflare customer. We plan to continue to grow our customer base across all of our offerings—contracted, pay-as-you-go, and free.
◦Contracted and Pay-As-You-Go: We are focused on the continued growth of our paying customer base, particularly contracted customers (our customers on an Enterprise plan) and large customers. We also are continuing to focus on growth in our pay-as-you-go customers (those on paid Pro and/or Business plans) that is predominantly used by our small and medium customers.
◦Free: In addition to our focus on paying customers, we will continue to invest in awareness and functionality of our products to drive overall customer growth beyond the millions of Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications) using Cloudflare today.

•Expand Our Relationships with Existing Customers: We continue to focus on improving our customers’ experience through our product offerings and customer support in order to strengthen and expand existing customer relationships. Customers expand their relationships with us by upgrading to premium plans, increasing their usage of our products, or adding products from our different suites of products or across the same product suite.
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
Our Products
We deliver a suite of deeply integrated products that serve as a unified control plane for our customers, allowing them to build, connect, and secure web applications and corporate infrastructure. Customers can quickly and easily join Cloudflare by using just one of our products and then expand their usage of Cloudflare over time by adding additional products. Our full suite of products consists of (1) our website and application services to deliver security, performance, and reliability for an organization's websites, applications, and application programming interfaces (APIs), (2) our secure access service edge (SASE) platform, which contains our suite of Zero Trust and network services solutions to help ensure traffic in and out of an organization’s internal network and devices is verified and authorized as well as to securely connect data centers, cloud services, and branch offices to an organization with our Connectivity Cloud, (3) our developer-based solutions to build and deploy serverless applications with scale, performance, security and reliability, and (4) our consumer offerings.
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
•API Security (API Shield): Keeps customer APIs secure and productive with API discovery, integrated API management and analytics, and layered API defenses.
•SSL / TLS Encryption: Manages encrypted secure socket layer (SSL) and transport layer security (TLS) web traffic to prevent data theft and tampering to improve security as well as application and website productivity. Advanced Certificate Manager (ACM) also provides a consolidated certificate management experience with greater configuration for managing multiple certificates.
•Rate Limiting: Provides the ability to configure thresholds, define responses, and apply throttling rules across web applications and API endpoints.
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
SASE Platform
Our SASE platform combines network services and Zero Trust security products to provide a comprehensive, cloud-based network- and security-as-a-service solution that is designed to be secure, fast, reliable, and define the future of the corporate network. Whereas some large companies had built their own proprietary networks to control and protect their employees working in virtual space, that model had significant limitations, including a price tag that was prohibitive for most companies and an inability to adapt well to increased use of mobile devices and remote work. By leveraging the public Internet, Cloudflare’s SASE platform brings together in a single pane of glass how employees connect, on-ramps for branch offices, secure connectivity for applications, and controlled access to SaaS applications.
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
Developer-based Solutions
By leveraging our serverless platform, developers can build serverless applications on our network that scale without needing to spend time and effort on infrastructure or operations. This enables developers to deliver more performant applications that have global scale, all while improving their productivity. Our primary developer-based solutions include products categorized for AI, compute, storage & databases, and media.
AI
•Workers AI: Enables developers to run machine learning models, powered by serverless GPUs, on our global network.
•Vectorize: Allows developers to easily store and query embeddings, representations of values or objects commonly consumed by machine learning models.
•AI Gateway: Provides observability, caching, security, and routing features for AI applications.
Compute
•Cloudflare Workers: Allows developers to augment existing applications or create entirely new ones through a lightweight execution environment without configuring or maintaining infrastructure.
•Cloudflare Pages: Allows front-end developers to quickly and easily build, collaborate on, and deploy websites.
Storage & Databases
•R2 Object Storage: Provides global object storage without egress frees.
•Workers KV: Helps developers manage states for their applications with a globally distributed key-value storage.
•Durable Objects: Enables a customer to build and run collaborative applications, such as chat rooms, games, and whiteboards, on our global network.
•D1: Enables developers to create serverless SQL databases.
•Hyperdrive: Accelerates queries to databases by caching frequent query responses, maintaining primed connection pools, and optimizing routing.
Media
•Cloudflare Stream: Enables live and on-demand video streaming from our global network.
•Cloudflare Images: Provides an end-to-end solution to cost-effectively build and maintain image infrastructure.
•Cloudflare Calls: Enables developers to build real-time audio and video applications.
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
As of December 31, 2024, we had approximately 238,000 paying customers across more than 190 countries. Our paying customer base is highly diversified across organizations of all sizes in every major industry vertical including technology, healthcare, financial services, consumer and retail, industrial, non-profit, and government. Our large customer count has increased from 2,042 as of December 31, 2022 to 2,756 as of December 31, 2023 to 3,497 as of December 31, 2024. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the definitions of our "paying customers" and "large customers."
No single customer accounted for more than 10% of our revenue in the years ended December 31, 2022, 2023, or 2024.

Cloudflare Impact

We believe a better Internet can be not only a force for good but also an engine of global sustainability. Cloudflare Impact — the platform for our corporate social responsibility and sustainability programs — was launched in 2021 and is organized around three core beliefs:
•a better Internet is principled;
•a better Internet is for everyone; and
•a better Internet is sustainable.
As a signatory to the United Nations Global Compact, we are committed to the United Nations Ten Principles and supporting the United Nations Sustainable Development Goals, with annual tracking of our progress. To that end, we document and publish our company-wide direct and indirect emissions consistent with the Greenhouse Gas Protocol, and have committed to powering our operations with 100% renewable energy based on methodology developed by RE100, a global corporate renewable energy initiative. In 2023, we committed to setting near-term company-wide emissions reductions in line with climate science with the Science Based Targets initiative (SBTi), and as required by SBTi, we expect to submit our proposed reduction targets in 2025.
We are also committed to respecting human rights under the United Nations Guiding Principles on Business and Human Rights, and advancing and protecting freedom of expression and privacy consistent with the Global Network Initiative (GNI) Principles. As part of those commitments, we continue to develop our internal human rights practice, including mandatory human rights training for all employees, incorporating human rights due diligence into our operations, and multi-stakeholder engagement including through GNI and the United Nations Human Rights Office of the High Commissioner's B-Tech Project, Community of Practice. Cloudflare participates in periodic independent GNI Assessments, which include comprehensive audits of our human rights related policies, practices, and impacts.
Our Board of Directors, through its nominating and corporate governance committee, oversees Cloudflare Impact and its related corporate social responsibility and sustainability programs. Additional information regarding our sustainability initiatives and programs can be found in the latest Cloudflare Impact Report, which is located on our website at https://www.cloudflare.com/impact/. The Cloudflare Impact Report, as well as the sustainability resources and Emissions Inventory, are updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.
Initiatives We Support
In support of our mission, we have launched various initiatives to help build a better Internet, including:
•Project Galileo: Since 2014, we have equipped at-risk public interest groups with a set of our products at no cost to defend themselves against attacks that would otherwise censor their work. In December 2022, we extended our Zero Trust security solutions to organizations under Project Galileo at no cost to further protect against security problems such as data loss, malware, and phishing. The more than 2,900 recipients of services under Project Galileo include independent journalists reporting on repressive regimes, minority rights and arts groups in closed societies, and civil society organizations supporting democratic movements.
•Athenian Project: We created the Athenian Project to ensure that U.S. state and local governments’ election websites have the highest level of protection and reliability for free through a variety of our security solutions, including Enterprise DDoS protection, web application firewall, SSL certificates, content delivery network, and Zero Trust security solutions. We have provided these benefits to more than 425 state and local election websites. During the 2024 election cycle in the United States, Cloudflare held more than 50 onboarding and support calls with state and local governments participating in the Athenian Project, and provided cyber threat briefings for more than 300 election officials across the country.
•Cloudflare for Campaigns: Since 2020, the Cloudflare for Campaigns program has provided security services to help political campaigns and state political parties in the United States and around the world defend against cyber attacks and election interference. We allow any eligible campaign to access a variety of our security solutions, including web application firewall, and DDoS protection, as well as internal data management and security controls.
•Project Cybersafe Schools: We launched Project Cybersafe Schools in 2023 as part of the White House's Back to School Safely: K-12 Cybersecurity Summit. We provide eligible school districts with Zero Trust security solutions that help minimize exposure to harmful online content and common cyber threats, such as phishing and credential harvesting, for free and with no time limit. Currently, more than 131 school districts in 30 U.S. states participate in the Project Cybersafe Schools program.
Our Technology
Our distributed and proprietary network is the core of our technology and enables us to move data seamlessly from nearly any point on earth in a fast, efficient, and reliable manner. Our network has been built from the ground up as a single software stack we developed that runs our products in more than 335 cities and over 125 countries worldwide. This allows us to scale quickly while offering a wide range of products and simultaneously lowering operating expenses.

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
•Point solution vendors, which provide cloud-based products and services to address a single use case or challenge, in various categories including application and network security vendors, content delivery network (CDN) vendors, domain name system (DNS) services vendors, email security vendors, and SD-WAN vendors. Providers in these categories are all focused on delivering cloud-based point solutions. However, customers are increasingly looking for an integrated infrastructure platform offering security, performance, and reliability through a single vendor.
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

In addition, we believe we are increasingly competing with public cloud vendors for storage and compute workloads as more third-party developers utilize our serverless platform. Because of the efficiency of our Cloudflare Workers product, we are able to offer it at prices that are highly competitive with public cloud vendors, and because it is distributed across our entire network, it enables the development of applications that were not previously possible on the traditional public cloud.

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

Human Capital Resources

As of December 31, 2024, we had 4,263 full-time employees, including 1,896 employees located outside of the United States. We also engage contractors and consultants. None of our employees in the United States are represented by a labor union, but some of our employees outside of the United States are represented by works councils. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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

We want everyone at Cloudflare to have rewarding careers, so we invest in development opportunities, aligned with both behaviors and results, to build leadership skills across the company at all levels. In 2022, 2023, and 2024, Cloudflare has been recognized as one of the Top 100 Most Loved Workplaces by Newsweek and the Best Practice Institute.
Compensation and Benefits
We believe that attracting, motivating, and retaining talent at all levels is vital to our success. Our total rewards programs are built to engage employees, provide support, and encourage career best performance. Through programs that drive employee retention and engagement, we also improve our ability to support customers and protect the long-term interests of our stockholders. We provide our employees with competitive salaries, opportunities for equity ownership, and a comprehensive benefits package that promotes well-being across all aspects of their lives, including health care, life and disability insurance, financial savings, family forming and caregiving benefits, and flexible vacation time. We allow flexibility in how teams work, while also supporting the benefits of intentional togetherness. This allows us to draw from a much larger talent pool and provides potential and current employees with additional opportunities to grow their careers at Cloudflare, while also providing environmental and other benefits.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights. As of December 31, 2024, we had 334 issued patents and 72 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. Our issued patents are scheduled to expire between 2030 and 2044, and cover various aspects of our network and products. In addition, we have registered “Cloudflare” as a trademark in the United States and other jurisdictions, and we have filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Cloudflare” (including “Cloudflare.com”).
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

We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $78.8 million, $183.9 million, and $193.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, and as of December 31, 2024, we had an accumulated deficit of $1,102.6 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $1,669.6 million, $1,296.7 million, and $975.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our historical growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
Downturns in economic conditions — including inflation, rising interest rates, reductions in business confidence and activity, the curtailment of government or corporate spending, volatile financial markets, the actual or perceived failure or financial difficulties of financial institutions, supply chain disruptions or increased equipment costs due to current or potential future tariffs, and reduced demand for products and services across a variety of industries — have in the past and may in the future affect our business and our current and prospective customers and their industries adversely. For example, during an economic downturn, our current and prospective customers may suffer from reduced operating budgets. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products or reduce or cut their budget to otherwise expand their subscriptions to our products. Moreover, our competitors may respond to market conditions by lowering prices and attempting to lure away our customers.
Further, the sales cycle for new and existing customers of our technology and services could lengthen in the future as a result of challenging macroeconomic conditions, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. For example, potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycles for certain types of customers and sales, slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth from prior periods (including with respect to new customers). We may also experience increases in new and existing customers requesting concessions in terms of payment amounts and/or timing and earlier or additional termination rights in the future as the challenging macroeconomic conditions continue or worsen.
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
The conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world or any worsening or expansion of those conflicts or geopolitical tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, cause one or more of our suppliers to increase prices as a result of current or potential future tariffs or other factors, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
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
•our failure to obtain additional, or maintain existing, government or industry security certifications for our network and products, such as Federal Risk and Authorization Management Program (FedRAMP) moderate authorization that we achieved in 2022;
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
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners through account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. In addition, some of our subscription agreements with our large customers may have more customer favorable early termination rights, less favorable limitations on liability, indemnification and other legal provisions for us, greater usage-based pricing than is the case with our customary subscription-based agreements with our contracted customers and our pay-as-you-go customers, or generate lower margins than other contracted customers. For example, subscription agreements with certain of our largest customers are structured on a "pool of funds" model in which the customer commits to spend at least a specified amount on our products during the subscription period. These "pool of funds" arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period under the terms of these subscription agreements. As a result of the foregoing, it is difficult to predict whether or when a sale to a prospective large customer will be completed, how much incremental revenue or gross profit will result from such sales over the duration of the agreement, and when revenue from a subscription will be recognized or will cease.
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
A substantial majority of our revenue in the year ended December 31, 2024 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. In addition, as we continue to develop and sell newer types of products and product features, such as our suite of Zero Trust and network services solutions and our developer suite of products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. Changes in the senior leadership of our sales team, such as the departure of our former President of Revenue and the hiring of our new President of Revenue in February 2024 and subsequent changes to a number of the other senior leadership positions within our sales team, could negatively impact our ability to retain current members of our sales team. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,217 employees as of December 31, 2022, to 3,682 employees as of December 31, 2023, to 4,263 employees as of December 31, 2024. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
Our future success is substantially dependent on our ability to attract, integrate, retain, and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of our co-founders, Matthew Prince, our Chief Executive Officer, and Michelle Zatlyn, our President. We rely on our leadership team in the areas of operations, security, marketing, sales, support, research and development, and general and administrative functions, and on individual contributors on our research and development team. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. We also do not maintain key person life insurance policies on any of our employees.

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
To execute our growth plan, we must also attract and retain large numbers of highly qualified personnel in a number of job markets globally. In particular, it is critical for us to attract and retain sales and engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in Lisbon, London, Singapore, and Austin, Texas, as well as other locations where we employ personnel, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications or level of experience. For example, we have experienced, and may continue to experience, difficulty recruiting, hiring, and retaining sales personnel with the appropriate level of experience and knowledge necessary to effectively sell our products to large customers. Additionally, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel have greater resources than we have and may provide higher levels of compensation or more attractive benefits. We may need to increase our existing compensation levels in response to competition, rising inflation, or labor shortages, which may increase our operating costs and reduce our margins. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price has in the past, and may in the future, affect our ability to attract and retain our key employees or require us to increase the number of shares that we include in employee equity awards, which has and may continue to affect our outstanding share count, cause dilution to existing shareholders, and increase our stock-based compensation expense. In addition, upon vesting of equity awards, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
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
We generate revenue primarily from subscriptions to our products. We offer subscription plans that provide varying degrees of functionality and usage, and also offer separate subscriptions to various add-on products and network functionality and usage. We have limited experience with respect to determining the optimal prices and pricing models for some of our newer subscription plans and products, as well as our bundled sales of products and solutions and our professional services to assist some of our large customers in their migration from existing vendors and otherwise with the configuration and use of our products. As the markets for our products mature, as we enter into newer product markets for our business, as we shift the way in which we sell our products and solutions, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers or retain existing customers at the same price or based on the same pricing model as we have used historically. Moreover, our increasing focus on larger customers may lead to greater price concessions in the future or have a more significant impact period to period on our revenue and results of operations.
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
To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as value-added channel partners, referral partners, systems integrators, global platform providers, telecommunications companies, and managed security service providers. Developing, expanding, and retaining these strategic relationships has played, and will continue to play, an increasingly greater role in our sales efforts, especially with our large customers. However, identifying these types of strategic partners, negotiating and documenting our business and contractual relationships with them, maintaining application programming interfaces (APIs) that some of our strategic partners use to interact with our business, and monitoring the actions of our channel partners and their relationships with our end customers, each require significant time and resources and could negatively impact the timing of sales that involve our partners. While in some cases our contractual arrangements with our strategic partners have terms of one year or longer, in many cases these arrangements are short-term in nature and can be terminated on 90 days advance notice. Our competitors also may be effective in providing incentives to third parties to favor their products or services over subscriptions to our products. In addition, acquisitions of such strategic partners by our competitors could result in a decrease in the number of our current and potential customers, as these partners may no longer facilitate the adoption of our applications by potential customers or may seek to terminate their relationships with us. Further, some of our partners are or may become competitive with certain of our products and may elect to no longer integrate with our network and products. If we are unsuccessful in establishing, expanding, or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations, and financial condition may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products by, or increased revenue from, our paying customers and large customers.
Our ability to maintain customer satisfaction depends in part on the quality of our customer support. Failure to maintain high-quality customer support could have an adverse effect on our business, results of operation, and financial condition.
We believe that the successful adoption and usage of our network and products requires a high level of support and engagement for many of our customers, particularly our large customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our network and products, migrating from their existing vendors, resolving performance issues and billing inquiries, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber attacks and performance and reliability problems that may arise from time to time. The IT architecture of our contracted customers, particularly the larger organizations, is very complex and may require high levels of focused technical support to effectively migrate from each customer's existing vendors and to utilize our network and products. Because our network and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our network and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with large customers in highly regulated industries, as well as our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition. In addition, we provide professional services to assist some of our large customers in their migration from existing vendors and otherwise with the configuration and use of our products. We do not have significant experience in providing professional services or determining the pricing for such services, and our failure to provide such services effectively or at pricing that appropriately reflects our costs of providing such services could negatively impact our customer satisfaction and retention and our results of operations.
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
We generally recognize revenue from customers ratably over the term of their subscription, which in the case of our contracted customers typically range from one to three years and in the case of our pay-as-you-go customers is typically monthly. In addition, our subscription agreements with certain of our largest customers are structured on a "pool of funds" model in which the customer commits to spend at least a specified amount on our products during the subscription period. These “pool of funds” arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period under the terms of these subscription agreements. Consequently, any increase or decline in new sales or renewals to these customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as it is difficult to predict when revenue from new customers will be recognized over the applicable subscription term.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflicts in the Middle East and Ukraine, and other areas of geopolitical tension around the world, inflationary pressures, threats of tariffs and other impediments to cross-border trade, and changes in interest rates, there is ongoing uncertainty in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of February 20, 2025, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Part of our business strategy is to make acquisitions of other companies, products, and technologies. To date, our acquisitions typically have consisted of companies that have developed technology that is complementary to our business but have small numbers of employees and little, if any, customers and revenue. We have limited experience in making acquisitions and integrating acquired businesses into our company, particularly companies with large numbers of employees and customers. However, we expect the number of acquisitions that we undertake to increase and some of the businesses we acquire will have significantly larger numbers of employees and customers and more global operations than our historical acquisitions.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our initial public offering and in the issuances and sales of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and 0% Convertible Senior Notes due 2026 (the 2026 Notes). We also entered into a senior secured credit agreement in May 2024 that includes a $400 million revolving credit facility (the Revolving Credit Facility). Although we currently anticipate that our existing cash, cash equivalents, available-for-sale securities, available borrowing under the Revolving Credit Facility, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.
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
While we have implemented security measures internally and have integrated security measures into our network and products, these measures have not always functioned as expected and have not always detected or prevented all unauthorized activity, prevented all security breaches or incidents, mitigated all security breaches or incidents, or protected against all attacks or incidents and these types of security failures could occur again in the future. For example, we have experienced multiple social engineering attacks where third parties have attempted, and in limited cases succeeded, in breaching our network perimeter security. While these attacks did not effectively get beyond our network perimeter security and we have not suffered any material consequences as a result of these breaches, we cannot be certain that future breaches will be avoided or, if future breaches are successful, that we will not experience material detrimental impacts, particularly if those breaches involve third party access to decrypted or other sensitive data. In addition, there is risk that the vendors we use may be attacked and the controls we have in place are bypassed and our data accessed as a result. For example, one of the IT tools our employees used internally until the first quarter of 2023 was the subject of a large security incident in December 2022, which resulted in unauthorized parties stealing large amounts of the IT tools' customers’ data, including our data. We are not aware of any of our systems having been compromised as a result of this security incident due to additional required authorization and authentication events we have in place, particularly when accessing sensitive systems and resources, and we have since changed to using a new IT tool internally. In addition, in March 2022 and October 2023, breaches of the systems of our former identity access management vendor resulted in attacks on our systems. While we quickly discovered these resulting attacks on our systems and believed we had fully contained their impact on our systems and data, the October 2023 breach of our systems contributed to the November 2023 intrusion of our systems by a likely nation-state threat actor. While none of these incidents had a material impact on our business, results of operations or financial condition, we cannot be certain that compromises of our systems will not happen in the future as a result of these incidents or other similar incidents with third party vendors that we use to help secure our internal systems and that such incidents will not have a material impact on our results of operations or financial condition. Such incidents, whether or not successful, could result in our incurring significant costs related to, among other things, changes to our internal systems, remediating or replacing equipment within our global network, implementing additional threat protection measures, making modifications to our products and our global network, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with credits under our agreements with them or other incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Because these threats are constantly evolving, we believe successfully defending against them or implementing adequate preventative measures will become increasingly challenging.
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 335 cities and over 125 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we have in the past faced, including in connection with the November 2023 intrusion of our systems, and may in the future face, increased costs in the event of actual or perceived security breaches or other security-related incidents. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during recent years, we and our customers face increased risks to the security of infrastructure and data, and geopolitical tensions or events such as the conflicts in the Middle East and Ukraine also may increase these risks. We cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of December 31, 2024, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 335 cities and over 125 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
•errors, defects, or performance problems in the deployment, maintenance, and expansion of our network and products, including the software we develop or license from third parties and use to operate our network and products and provide such related products to our customers;
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
The efficient and effective operation of our network also relies upon a series of mutually beneficial arrangements with other Internet infrastructure companies. These arrangements are often referred to as “peering” or “interconnection” agreements and allow us and our ISP partners to reduce bandwidth costs related to operating our respective networks. If the underlying competitive, business, or operational incentives supporting these arrangements were to change, we or our partners might terminate these agreements or allow them to expire. Many of our peering or interconnection agreements have a term of three years or less, after which such agreements auto-renew on an annual basis. Changes to the underlying incentive structure of peering arrangements may result from parties seeking to take advantage of an essential position or enter into exclusive arrangements, changes to U.S. or international laws, regulations, or policies, increasing competition between us and these Internet infrastructure providers, or changes in the norms governing the relationships among Internet infrastructure providers. Without favorable peering arrangements, we would incur significantly increased costs to continue to provide our products at their current levels and such increased costs could adversely impact our business, results of operations, and financial condition. In addition, to the extent that additional countries begin to regulate peering with outside networks, our costs may increase and our business and results of operations could be adversely impacted.
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

We rely on a limited number of suppliers for certain components of the equipment we use to operate our network and any disruption in the availability, or price, of these components could delay our ability to expand or increase the capacity of our global network, replace defective equipment, or identify alternative supply sources favorable to us.
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, increased prices due to tariffs, and constraints based on the then-current availability, terms, and pricing of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. We may also be subject to price increases from these suppliers should they be negatively impacted by tariffs or other regulations. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source or location for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, military conflicts and geopolitical tensions, labor strikes, or other related conditions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, during 2021 and continuing through the first quarter of 2022, a global shortage of CPUs, RAM, SSDs, and other electronics resulted in supply constraints for a number of electronics firms, including manufacturers of servers. This global shortage disrupted and increased the cost, and other shortages or similar supply constraints in the future may disrupt or increase the cost, of some of our expected purchases of network equipment and servers. If our supply of certain components is disrupted or delayed or becomes more expensive, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay or additional costs in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, cause other constraints on our operations that could damage our customer relationships, or otherwise adversely impact our business, financial condition, or results of operations.
The actual or perceived failure of our products to block malware or prevent a security breach or incident could harm our reputation and adversely impact our business, results of operations, and financial condition.
Our security products are designed to reduce the threat to our customers posed by malware and other Internet security threats. Our security products may fail to detect or prevent malware or security breaches or incidents for any number of reasons. Even where our security products perform as intended, the performance of our security products can be negatively impacted by our failure to enhance, expand, or update our network and products; improper classification of websites by our employees, automated systems, and partners which identify and track malicious websites; improper deployment or configuration of our products; the development, maintenance, and functioning of the infrastructure of the Internet as a whole; and many other factors. For example, during August and September of 2023, an unknown threat actor exploited a vulnerability in the standard HTTP/2 protocol critical to the function of the Internet and websites. This threat actor worked to generate a series of the largest-scale DDoS attacks against our network that we have recorded prior to that time. While our systems were able to mitigate the overwhelming majority of incoming attacks, the volume overloaded some components in our network and impacted several customers’ performance, all of which were quickly resolved. During the process of mitigating these attacks, our team developed new technology to stop these types of attacks and further improve our own mitigations for this and other future attacks. Although the impact of the attacks did not have a material impact on our reputation or results of operations or financial condition, other future attacks like these may materially and adversely impact our reputation, results of operations or financial condition if we cannot effectively stop or mitigate the attacks and otherwise suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, UK Cyber Essentials, ENS and FedRAMP moderate authorization, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to PSPC, ISMAP, IRAP, or DoD IL4 compliance in Canada, Japan, Australia, and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
As a company, we strive to protect our customers’ privacy consistent with applicable law. Consequently, we generally do not provide personal information about our customers or their users without legal process. In accordance with our contractual commitments to our customers, we may need to challenge legal process requesting disclosure of personal information where such requests are inconsistent with applicable data protection laws. In addition, from time to time, government entities may seek or demand our assistance with obtaining information about our customers or their users or could request that we modify our network and products in a manner to permit access or monitoring. In light of our privacy commitments, we may legally challenge certain law enforcement requests, such as requests to provide a feed of content transiting our network, to obtain encryption keys, or to modify or weaken encryption. We also may face complaints from individuals who assert we have provided their information improperly to law enforcement or in response to third-party abuse complaints, despite policies we have in place to protect that information. To the extent that we do not provide assistance to, or comply with requests from, government entities or challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences. We may also face such adverse political, business, and reputational consequences to the extent that we provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. For example, we periodically receive requests for information purportedly originating from law enforcement agencies or pursuant to legal process, but which are fraudulent or improper attempts to cause us to reveal customer information. Any such disclosure could significantly and adversely impact our business and reputation.
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
In addition, there are various laws and regulations that could impede the growth of the Internet or online services, and new laws and regulations may be adopted in the future. These laws and regulations could involve interconnection and network management; taxation; tariffs; privacy; data protection; information security; content; copyrights; distribution; electronic contracts and other communications; consumer protection; requirements to block certain data from being transferred to named countries or entities, and requirements for the characteristics and quality of services, any of which could decrease the demand for, or the usage of, our products. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. If these changes are implemented, it could have an adverse and negative impact on our business. In addition, we may be banned from providing our products in certain countries, which would prevent our ability to grow our business in such markets and would also have a detrimental impact on the performance and scope of our network. Russia, for example, has blocked designated virtual private networks since December 2021, and included one of our products, Cloudflare WARP, in its list of banned services. These changes or increased costs could materially harm our business, results of operations, and financial condition.
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
In addition, the United States and other countries are considering expanding or have expanded regulatory requirements for services such as ours, with potential requirements such as collection and verification of customer data, limitations on the use of non-personal data, limitations on the transfer of certain types of data to named countries or entities, cybersecurity incident reporting obligations, expanded registration requirements, or requirements to have personnel in the country. The rapid expansion of proposed regulations, as well as possible conflicting requirements, may make it challenging for us to identify and comply with all new global regulations that may apply to our services.
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. Not only is the number of data protection laws rising globally and within the United States, but existing laws and regulations are evolving. Together, this legislative framework may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the GDPR and the data protection laws of numerous other jurisdictions such as Japan, China, South Korea, and the United Kingdom prohibit cross-border data transfers unless certain contractual and other conditions are met. This requires us to incur substantial costs and engage in additional contract negotiations with some of our customers and vendors to ensure the conditions established by these data protection regulations are met.
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

This is especially true regarding the cross-border transfer of data. For example, in July 2023, the European Commission adopted an adequacy decision for the new EU-U.S. Data Privacy Framework, which generally allows the free flow of EU personal data to the United States for participating entities. While this framework currently serves as a means for cloud service providers like our company to freely transfer EU personal data to the United States, it may be subject to future legal challenges, suspension, amendment, repeal, or limitations to its scope by the European Commission, and some customers and vendors may be unwilling to rely on this framework due to these and other uncertainties. In addition, in January 2023, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data. More recently, the European Data Protection Supervisor’s finding in March 2024 that the European Commission’s use of Microsoft 365 violates the GDPR in part due to EU personal data being transferred to countries that have not been determined by the EU to provide adequate level of protection suggests that EU regulators are continuing to subject data transfers outside the EU to careful scrutiny.
In addition, the United States has enacted the Protecting Americans' Data from Foreign Adversaries Act (PADFA), and the U.S. Department of Justice recently released a final rule implementing President Biden’s February 2024 Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, both of which restrict the transfer of certain types of data to named jurisdictions or covered entities. The shift to the new Trump administration, however, may result in uncertainty around the implementation of such regulations. We may incur substantial costs and an investment of resources to further understand the impact these new regulations will have on our and our customers’ business.
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
Obligations relating to privacy, data protection, and information security also are increasing in complexity outside the U.S. For example, the EU has revised its Cybersecurity Directive (NIS2), which, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater. In addition, the EU’s Digital Operational Resiliency Act became effective in January 2025. This law aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.
Whether as a result of these developments or otherwise, we may continue to see more findings from regulators around the world against cloud service providers relating to cross-border personal data transfers, and may find it necessary or appropriate to modify our policies and practices to address any such findings or other legislative developments relating to cross-border personal data transfers. Implementing any new guidance from applicable regulatory authorities and otherwise responding to or addressing developments relating to cross-border personal data transfers may result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual negotiations, limit our ability to provide certain products in certain jurisdictions, limit our ability to provide certain products to certain customers, or materially adversely affect our business and operating results. More generally, as obligations regarding privacy, data protection, and information security increase in complexity, we may be required to incur substantial costs to adapt our policies and business practices as well as engage in additional contractual negotiations.
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
Changes in accounting principles, changes in global tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our provision for income taxes. For example, the United States enacted the Inflation Reduction Act in August 2022, which, among other provisions, implements a 15% corporate alternative minimum tax on adjusted financial statement income, effective in taxable years beginning after December 31, 2022, and a 1% excise tax on share repurchases, effective for repurchases made after December 31, 2022, which could include capped call transactions such as those we entered into in 2020 and 2021. Additionally, the Organization for Economic Cooperation and Development (OECD) published model rules within the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) to address the challenges arising from the digitalization of the global economy. The Inclusive Framework includes provisions related to the taxation of the digital economy and the establishment of a 15% global minimum tax under Pillar Two. A number of foreign countries have enacted, or intend to enact, legislation adopting parts of the Inclusive Framework. Any of the foregoing changes could have an adverse impact on our results of operations, cash flows, and financial condition.
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
Under certain circumstances, our income tax obligations may be reduced as a result of our net operating loss carryforwards and other tax attributes. As of December 31, 2024, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $1,604.0 million and $860.2 million, which will begin to expire in 2029 and 2027, respectively. We had net operating loss carryforwards for U.K. income tax purposes of $209.5 million that can be carried forward indefinitely. Also as of December 31, 2024, we had U.S. federal and state research and development tax credit carryforwards of $73.4 million and $34.6 million that will begin to expire in 2029 and 2039, respectively.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 49%, 48%, and 47% of our revenue from our international customers for the years ended December 31, 2024, 2023, and 2022, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 335 cities and over 125 countries worldwide as of December 31, 2024. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•greater risk of unexpected changes in regulatory practices, increased costs due to tariffs, and tax laws and treaties;
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
The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks could limit the future growth of our business. For example, our Chinese operations are substantially dependent on our relationship with JD Cloud and due to economic and political challenges in servicing the Chinese market, the loss of this arrangement could have a significant adverse effect on our business and results of operations.
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
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our commercial relationship with JD Cloud. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have a strategic agreement with JD Cloud to provide solutions that accommodate the requirements imposed by Chinese regulations through JD Cloud's development and operation of facilities in China that are included as part of our network. Our current agreement with JD Cloud, which is set to expire in March 2026, contains economic terms that are less favorable to us than the terms of the original agreement with JD Cloud that expired in 2023. Consistent with the original agreement, our current agreement with JD Cloud is subject to earlier termination by either party under certain circumstances such as the other party’s material breach and can be terminated by JD Cloud under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of December 31, 2024, we had 334 issued patents and 72 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2024, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 73.5% of the voting power of our capital stock, with our co-founders together holding approximately 52.8% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot specify with any certainty the particular uses of the net proceeds that we received from our prior financing activities, including from the issuances of the 2025 Notes and the 2026 Notes, and our management has broad discretion in the application of the net proceeds. The failure by our management to apply these proceeds effectively could adversely affect our business, results of operations, and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.
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
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes and, as of December 31, 2024, the remaining aggregate principal amount was $1,293.8 million. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the 2026 Notes and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Transactions relating to the 2026 Notes may affect the value of our Class A common stock.
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
In connection with the pricing of the 2026 Notes, we entered into privately negotiated capped call transactions with the applicable option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the capped call transactions, the applicable option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the 2026 Notes. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes (and are likely to do so following any conversion, repurchase, or redemption of the 2026 Notes, to the extent we exercise the relevant election under the applicable capped call transactions). This activity could also cause a decrease and/or increased volatility in the market price of our Class A common stock.
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
Holders of Record
As of February 6, 2025, we had 51 holders of record of our Class A common stock and 93 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from December 31, 2019 through December 31, 2024 with (ii) the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor's Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and the reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
Base Period 12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Cloudflare
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period 12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Cloudflare	$100.00	$445.43	$770.81	$265.01	$488.04	$631.18
S&P 500 Index	100.00	116.26	147.52	118.84	147.64	182.05
S&P 500 Information Technology Index	100.00	142.21	189.64	134.82	210.85	286.10

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K, and such disclosure can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which information is incorporated herein by reference. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year end is December 31.
Overview
Cloudflare’s mission is to help build a better Internet. We have built a global network that delivers a broad range of services to businesses of all sizes and in all geographies—making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Our network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across their on-premises, hybrid, cloud, and software-as-a-service (SaaS) applications. In addition, the distributed and programmable nature of our network increasingly is resulting in our customers building their applications on top of our network, too — including both traditional applications and those that are enhanced with artificial intelligence (AI).
Our Business Model
Our business model benefits from our ability to serve the needs of all customers ranging from individual developers to the largest enterprises, in a cost-effective manner. Our products generally are easy to deploy and allow for rapid and efficient onboarding of new customers and expansion of our relationships with our existing customers over time. Given the large customer base we have and the immense amount of Internet traffic that we manage, we are able to negotiate mutually beneficial agreements with Internet service providers (ISPs) that allow us to place our equipment directly in their data centers, which drives down our bandwidth and co-location expenses. This symbiotic relationship that we have with ISPs and the efficiency of our serverless network architecture allows us to introduce new products on our network at low marginal cost.
We generate revenue primarily from sales to our customers of subscriptions to access our network and products. We offer a variety of plans to our free and paying customers depending on their required features and functionality.
•Contracted customers. Our contracted customers, which consist of customers that enter into contracts for our Enterprise subscription plan, have contracts that typically range from one to three years and are typically billed on a monthly or annual basis. Our agreements with contracted customers are tailored and priced to meet their varying needs and requirements. Enterprise subscription plan agreements for our contracted customers generally include a base subscription and, in some cases, a portion based on variable usage. Agreements with certain of our larger enterprise customers may be structured as a "pool of funds" in which the customer commits to spend at least a specified amount on our products during the subscription period. These “pool of funds” arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period under the terms of these subscription agreements.
•Pay-as-you-go customers. For our pay-as-you-go customers, we offer the ability to purchase our products through our website. We make our pay-as-you-go product solutions available in several configurations. For customers securing and accelerating their Internet properties using our website and application services, we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Pay-as-you-go customers can subscribe to more than one solution and purchase add-on products and network functionality we offer to meet their more advanced needs. For pay-as-you-go or contracted customers who need a scalable Zero

Trust security solution to secure users and internal resources using our Zero Trust and network services solutions, we make these products available on a per seat basis. In addition, for developers building serverless applications, we offer our Cloudflare Workers product to these customers on a usage-based plan that is metered by requests and execution time. Our pay-as-you-go customers typically pay with a credit card on a monthly or annual basis for our Pro and Business subscription plans and on a monthly basis for our other pay-as-you-go plans and add-on products.

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
•Investments in our network for growth. We believe that the size, sophistication, and distributed nature of our global network provide us with a significant competitive advantage. We intend to continue to make substantial investments in our global network infrastructure to support the growth of our business, including the addition of servers with storage capabilities to support our storage and database products and servers with graphics processing units (GPUs) to support our AI-related developer platform products. As we invest in our network, we believe the service that we can provide our customers and the insight and knowledge that we can gain will continue to grow.
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
◦International reach. Our global network, with a presence in more than 335 cities and over 125 countries worldwide, has helped to foster our strong international growth. International markets represented 49%, 48%, and 47% of our revenue in the years ended December 31, 2024, 2023, and 2022, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
We are closely monitoring macroeconomic developments and global events, such as the conflicts in the Middle East and Ukraine and the potential worsening or expansion of those conflicts and other areas of geopolitical tension around the world, and other geopolitical events such as elections and other governmental changes, and, in each case, how they may adversely impact our and our customers’ businesses. Weak economic conditions or uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, threats of tariffs and other impediments to cross-border trade, trade agreements or governmental fiscal, monetary and tax policies, among others, also could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth from prior periods (including with respect to new customers). We believe macroeconomic uncertainty could persist during 2025. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
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

	Year Ended December 31,
	2024	2023	2022

	(dollars in thousands)
Gross profit	$1,290,924	$989,740	$742,631
Gross margin	77%	76%	76%
Loss from operations	$(154,761)	$(185,485)	$(201,203)
Non-GAAP income from operations	$230,111	$122,017	$35,679
Operating margin	(9)%	(14)%	(21)%
Non-GAAP operating margin	14%	9%	4%
Net cash provided by operating activities	$380,429	$254,406	$123,595
Net cash used in investing activities	$(330,224)	$(186,201)	$(235,696)
Net cash provided by (used in) financing activities	$12,785	$(192,185)	$6,347
Free cash flow	$166,915	$119,464	$(39,769)
Net cash provided by operating activities (as a percentage of revenue)	23%	20%	13%
Free cash flow margin	10%	9%	(4)%
Paying customers(1)	237,714	189,791	162,086
Paying customers (> $100,000 Annualized Revenue)(1)	3,497	2,756	2,042
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Year Ended December 31,
	2024		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$849,500	51%	$678,184	52%	$515,722	53%
Europe, Middle East, and Africa	466,499	28%	356,569	28%	258,291	26%
Asia Pacific	223,234	13%	168,826	13%	133,353	14%
Other	130,393	8%	93,166	7%	67,875	7%
Total	$1,669,626	100%	$1,296,745	100%	$975,241	100%
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

	Year Ended December 31,
	2024	2023	2022

	(dollars in thousands)
Loss from operations	$(154,761)	$(185,485)	$(201,203)
Add:
Stock-based compensation expense and related employer payroll taxes	356,423	287,500	217,766
Amortization of acquired intangible assets	12,747	20,002	15,169
Acquisition-related and other expenses	702	—	3,947
One-time compensation charge	15,000	—	—
Non-GAAP income from operations	$230,111	$122,017	$35,679
Operating margin	(9)%	(14)%	(21)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	14%	9%	4%
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

	Year Ended December 31,
	2024	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$380,429	$254,406	$123,595
Less: Purchases of property and equipment	(185,037)	(114,396)	(143,606)
Less: Capitalized internal-use software	(28,477)	(20,546)	(19,758)
Free cash flow	$166,915	$119,464	$(39,769)
Net cash used in investing activities	$(330,224)	$(186,201)	$(235,696)
Net cash provided by (used in) financing activities	$12,785	$(192,185)	$6,347
Net cash provided by operating activities (as a percentage of revenue)	23%	20%	13%
Less: Purchases of property and equipment (as a percentage of revenue)	(11)%	(9)%	(15)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%
Free cash flow margin	10%	9%	(4)%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 237,714, 189,791, and 162,086 as of December 31, 2024, 2023, and 2022, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 3,497, 2,756, and 2,042 as of December 31, 2024, 2023, and 2022, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates for the three months ended December 31, 2024, 2023, and 2022 were 111%, 115%, and 122%, respectively.

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
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue and gross margin is gross profit as a percentage of revenue. Our gross profit and gross margin have and are expected to continue to fluctuate from period to period due to the timing of acquisition of new customers, our renewals with existing customers and expenses that are directly related to providing our service to our paying customers. We expect our gross profit to increase in absolute dollars and our gross margin to remain consistent over the long term, although our gross margin could fluctuate from period to period depending on the interplay of all of these factors.
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries, a one-time cash compensation charge incurred during the three months ended March 31, 2024, benefits, and stock-based compensation expense, sales commissions that are recognized as expenses over the period of benefit, marketing programs, certificate authority services costs for free customers, travel-related expenses, bandwidth and co-location costs for free customers, and allocated overhead costs. Sales commissions earned by our sales force and the associated payroll taxes that are direct and incremental to the acquisition of channel partner and direct customer contracts are deferred and amortized over an estimated period of benefit of three years for the initial acquisition of a contract and over the contractual term of the renewals for renewal contracts. We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness, including marketing efforts to continue to drive our pay-as-you-go business model. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue	$1,669,626	$1,296,745	$975,241
Cost of revenue	378,702	307,005	232,610
Gross profit	1,290,924	989,740	742,631
Operating expenses:
Sales and marketing	745,791	599,117	465,762
Research and development	421,374	358,143	298,303
General and administrative	278,520	217,965	179,769
Total operating expenses	1,445,685	1,175,225	943,834
Loss from operations	(154,761)	(185,485)	(201,203)
Non-operating income (expense):
Interest income	87,426	68,167	14,877
Interest expense	(5,196)	(5,872)	(4,984)
Loss on extinguishment of debt	—	(50,300)	—
Other income (expense), net	1,660	(4,372)	577
Total non-operating income, net	83,890	7,623	10,470
Loss before income taxes	(70,871)	(177,862)	(190,733)
Provision for income taxes	7,929	6,087	2,648
Net loss	$(78,800)	$(183,949)	$(193,381)

	Year Ended December 31,
	2024	2023	2022
Percentage of Revenue Data:
Revenue	100%	100%	100%
Cost of revenue	23	24	24
Gross margin	77	76	76
Operating expenses:
Sales and marketing	44	46	48
Research and development	25	27	31
General and administrative	17	17	18
Total operating expenses	86	90	97
Loss from operations	(9)	(14)	(21)
Non-operating income (expense):
Interest income	5	5	2
Interest expense	—	—	(1)
Loss on extinguishment of debt	—	(4)	—
Other income (expense), net	—	—	—
Total non-operating income, net	5	1	1
Loss before income taxes	(4)	(13)	(20)
Provision for income taxes	1	1	—
Net loss	(5)%	(14)%	(20)%

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Revenue	$1,669,626	$1,296,745	$372,881	29%
Revenue increased by $372.9 million, or 29%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in revenue was primarily due to the addition of new paying customers, which increased by 25% during the year ended December 31, 2024, as well as expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 111% for the three months ended December 31, 2024.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Cost of revenue	$378,702	$307,005	$71,697	23%
Gross margin	77%	76%
Cost of revenue increased by $71.7 million, or 23%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in the cost of revenue was primarily due to an increase of $32.6 million of third-party technology services costs, registry expenses, and payment processing fees, an increase of $23.9 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $15.4 million in employee-related costs, and an increase of $2.1 million in purchases of computer equipment and supplies. This increase was partially offset by $6.4 million of decreased depreciation expense. The decrease in depreciation expense was mainly driven by the $14.9 million decrease due to the impact of the change in useful life of servers associated with cost of revenue from 4 years to 5 years, partially offset by an increase related to purchases of equipment located in co-location facilities.
Gross margin did not significantly fluctuate during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Sales and marketing	$745,791	$599,117	$146,674	24%
Sales and marketing expenses increased by $146.7 million, or 24%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by $90.9 million in increased employee-related costs due to an 11% increase in headcount in our sales and marketing organization, including an increase of $19.2 million in stock-based compensation expense, and a $15.0 million one-time compensation charge. The remainder of the increase was primarily due to an increase of $24.5 million in expenses for marketing programs due to acquisitions, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $9.7 million in co-location and bandwidth expenses for free customers, an increase of $7.2 million in travel-related expenses, an increase of $5.8 million in consulting expenses, and an increase of $4.1 million in subscription expenses.
Research and Development

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Research and development	$421,374	$358,143	$63,231	18%
Research and development expenses increased by $63.2 million, or 18%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by $64.3 million in increased employee-related costs due to a 25% increase in headcount in our research and development organization, including an increase of $15.4 million in stock-based compensation expense, and an increase of $4.5 million in subscription expenses, partially offset by increased capitalized internal-use software development costs of $11.1 million.
General and Administrative

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
General and administrative	$278,520	$217,965	$60,555	28%
General and administrative expenses increased by $60.6 million, or 28%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by $48.9 million in increased employee-related costs due to a 21% increase in headcount in our general and administrative organization, including an increase of $33.1 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $6.1 million in professional fees for third-party accounting, consulting, and legal services.
Non-Operating Income (Expense)

Interest Income

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Interest income	$87,426	$68,167	$19,259	28%
Interest income increased by $19.3 million, or 28%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by an increase in interest rates and investment balance.
Interest Expense

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Interest expense	$(5,196)	$(5,872)	$676	(12)%
Interest expense did not significantly fluctuate during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Loss on Extinguishment of Debt

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Loss on extinguishment of debt	$—	$(50,300)	$50,300	*
______________
* Not meaningful
Loss on extinguishment of debt decreased by $50.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was driven by the loss on extinguishment of debt we recognized in connection with the 2025 Notes Repurchases during the year ended December 31, 2023. Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Other Income (Expense), net

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Other income (expense), net	$1,660	$(4,372)	$6,032	*
______________
* Not meaningful
Other income (expense), net increased by $6.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by larger unrealized gain due to changes in foreign currency exchange rates relative to the U.S. dollar compared to prior periods.

Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	$	%

	(dollars in thousands)
Provision for income taxes	$7,929	$6,087	$1,842	30%
We recorded an income tax expense of $7.9 million during the year ended December 31, 2024 as compared to an income tax expense of $6.1 million for the year ended December 31, 2023. The income tax expense of $7.9 million for the year ended December 31, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions. The income tax expense of $6.1 million for the year ended December 31, 2023 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as cash flow from our operating activities, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 2025 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs, of $562.5 million. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act, from which we received total proceeds, net of initial purchaser discounts and commissions and debt issuance costs of $1,274.0 million. Concurrently with the completion of the offering of the 2026 Notes, we also entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes to exchange approximately $400 million in aggregate principal amount of the 2025 Notes for an aggregate of $400.7 million in cash (including accrued interest) and approximately 7.6 million shares of our Class A common stock. In May 2023, we repurchased approximately $123.0 million in aggregate principal amount of the 2025 Notes for $172.7 million in cash (including accrued interest). Subsequently, in July 2023, we settled conversions of the remaining $35.4 million aggregated principal amount outstanding of the 2025 Notes in a combination of $35.4 million cash and approximately 0.5 million shares of our Class A common stock. In May 2024, the Company entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits the Company to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of December 31, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of December 31, 2024.
As of December 31, 2024, we had cash and cash equivalents of $147.7 million, including $14.3 million held by our foreign subsidiaries. Our cash and cash equivalents primarily consist of cash and highly liquid money market funds and U.S. treasury securities. We also had available-for-sale securities of $1,708.2 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of December 31, 2024, our investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,102.6 million as of December 31, 2024. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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

As of December 31, 2024, our material cash requirements include contractual obligations from the 2026 Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of December 31, 2024, we had $6.5 million recognized as total restricted cash on our consolidated balance sheets mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$380,429	$254,406	$123,595
Net cash used in investing activities	$(330,224)	$(186,201)	$(235,696)
Net cash provided by (used in) financing activities	$12,785	$(192,185)	$6,347
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2024 was $380.4 million, which resulted from a net loss of $78.8 million, adjusted for non-cash charges of $568.2 million and net cash outflow of $108.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $338.5 million for stock-based compensation expense, $127.7 million for depreciation and amortization expense, $77.8 million for amortization of deferred contract acquisition costs, $49.5 million for non-cash operating lease costs, $10.0 million for provision for bad debt, and $4.0 million for amortization of convertible note issuance costs, which were partially offset by $42.1 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $116.8 million increase in deferred contract acquisition costs due to the addition of new customers, a $78.5 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, $55.2 million increase in payments for operating lease liabilities, a $38.2 million increase in prepaid expenses and other current assets, and a $5.5 million increase in contract assets, which were partially offset by a $135.0 million increase in deferred revenue, an $18.7 million increase in accrued compensation, an $18.6 million increase in accounts payable, and a $9.9 million increase in accrued expenses and other current liabilities.
Net cash provided by operating activities during the year ended December 31, 2023 was $254.4 million, which resulted from a net loss of $183.9 million, adjusted for non-cash charges of $543.1 million and net cash outflow of

$104.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $274.0 million for stock-based compensation expense, $135.8 million for depreciation and amortization expense, $61.4 million for amortization of deferred contract acquisition costs, $50.3 million for loss on extinguishment of debt, $44.8 million for non-cash operating lease costs, $13.6 million for provision for bad debt, and $4.5 million for amortization of convertible note issuance costs, which were partially offset by $44.4 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $113.4 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $101.5 million increase in deferred contract acquisition costs due to increased sales commissions from the addition of new customers, a $40.0 million increase in payments for operating lease liabilities, a $22.1 million increase in prepaid expenses and other current assets related to operating activities, which were partially offset by a $134.5 million increase in deferred revenue, a $21.8 million increase in accrued compensation, an $11.8 million increase in accounts payable related to operating activities, and a $4.0 million increase in accrued expenses and other current liabilities related to operating activities.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2024 of $330.2 million resulted primarily from the purchases of available-for-sale securities of $1,572.1 million, capital expenditures of $185.0 million, cash paid for asset acquisitions and business combinations, net of cash acquired of $38.0 million, and capitalization of internal-use software development costs of $28.5 million, which were partially offset by maturities of available-for-sale securities of $1,493.4 million.
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
Financing Activities
Net cash provided by financing activities of $12.8 million during the year ended December 31, 2024 was primarily due to $19.8 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP) and $12.9 million of proceeds from the exercise of vested stock options, which were partially offset by $16.8 million payment of tax withholding on Restricted Stock Unit (RSU) settlements, and $2.1 million cash paid for issuance costs on revolving credit facility.
Net cash used in financing activities of $192.2 million during the year ended December 31, 2023 was primarily due to $207.6 million of repayments of the 2025 Notes, $10.5 million of payments of indemnity holdback, and $8.0 million payment of tax withholding on RSU settlements, which were partially offset by $19.1 million proceeds from the issuance of Class A common stock pursuant to the ESPP and $14.9 million of proceeds from the exercise of vested and unvested stock options.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the conflicts in the Middle East and Ukraine, and the potential worsening and expansion of such conflicts, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of February 20, 2025, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Change in Accounting Estimate
In January 2024, we completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $21.1 million for the year ended December 31, 2024, recorded primarily in cost of revenue. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information relating to the useful lives of our servers-network infrastructure.

Recent Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding recently adopted accounting pronouncements.
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

We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at our option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of December 31, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of December 31, 2024.
As of December 31, 2024, we had cash and cash equivalents of $147.7 million and available-for-sale securities of $1,708.2 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in an increase or decrease of $12.1 million in the market value of our investments in available-for-sale securities as of December 31, 2024.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the years ended December 31, 2024, 2023, and 2022, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our consolidated financial statements.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cloudflare, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue from contracted customers

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recorded $1,669.6 million of total revenues for the year-ended December 31, 2024, a portion of which related to contracted customers. The Company’s revenue is generated from pay-as-you-go and contracted customers and is comprised of subscription fees to access its network and products, support services, and usage-based fees. The Company’s performance obligation primarily consists of subscription and support services, as they are provided over the same service period.

We identified the evaluation of the sufficiency of audit evidence over revenue from contracted customers as a critical audit matter. Challenging auditor judgment was required to evaluate the nature and extent of audit evidence obtained for that revenue with contracted customers due to the nature of the revenue contracts.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue from contracted customers. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for contracted customers, including controls over the Company’s identification and evaluation of contract terms. We read a selection of contracted customer agreements and evaluated the Company’s assessment of the contract terms impacting the timing of revenue recognition. For certain contracted customer transactions, we compared the amount of revenue recognized for consistency with the terms of the underlying documentation, including contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Santa Clara, California
February 20, 2025

CLOUDFLARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$147,691	$86,864
Available-for-sale securities	1,708,228	1,586,880
Accounts receivable, net	316,753	248,268
Contract assets	16,568	11,041
Restricted cash short-term	4,273	2,522
Prepaid expenses and other current assets	75,484	47,502
Total current assets	2,268,997	1,983,077
Property and equipment, net	467,420	322,813
Goodwill	181,087	148,047
Acquired intangible assets, net	21,865	19,564
Operating lease right-of-use assets	168,379	138,556
Deferred contract acquisition costs, noncurrent	172,217	133,236
Restricted cash	2,250	1,838
Other noncurrent assets	18,947	12,636
Total assets	$3,301,162	$2,759,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,807	$53,727
Accrued expenses and other current liabilities	81,602	63,597
Accrued compensation	80,854	63,801
Operating lease liabilities	47,626	38,351
Deferred revenue	477,765	347,608
Total current liabilities	793,654	567,084
Convertible senior notes, net	1,287,321	1,283,362
Operating lease liabilities, noncurrent	128,266	113,490
Deferred revenue, noncurrent	22,095	17,244
Other noncurrent liabilities	23,625	15,540
Total liabilities	2,254,961	1,996,720

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of December 31, 2024 and 2023; 307,892 and 298,089 shares issued and outstanding as of December 31, 2024 and 2023, respectively	307	297
Class B common stock; $0.001 par value; 315,000 shares authorized as of December 31, 2024 and 2023; 36,963 and 39,443 shares issued and outstanding as of December 31, 2024 and 2023, respectively	37	40
Additional paid-in capital	2,152,750	1,784,566
Accumulated deficit	(1,102,640)	(1,023,840)
Accumulated other comprehensive income (loss)	(4,253)	1,984
Total stockholders’ equity	1,046,201	763,047
Total liabilities and stockholders’ equity	$3,301,162	$2,759,767

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,669,626	$1,296,745	$975,241
Cost of revenue	378,702	307,005	232,610
Gross profit	1,290,924	989,740	742,631
Operating expenses:
Sales and marketing	745,791	599,117	465,762
Research and development	421,374	358,143	298,303
General and administrative	278,520	217,965	179,769
Total operating expenses	1,445,685	1,175,225	943,834
Loss from operations	(154,761)	(185,485)	(201,203)
Non-operating income (expense):
Interest income	87,426	68,167	14,877
Interest expense	(5,196)	(5,872)	(4,984)
Loss on extinguishment of debt	—	(50,300)	—
Other income (expense), net	1,660	(4,372)	577
Total non-operating income, net	83,890	7,623	10,470
Loss before income taxes	(70,871)	(177,862)	(190,733)
Provision for income taxes	7,929	6,087	2,648
Net loss	$(78,800)	$(183,949)	$(193,381)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.55)	$(0.59)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	341,411	333,656	326,332

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022

Net loss	$(78,800)	$(183,949)	$(193,381)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	510	13,880	(9,251)
Cash flow hedges:
Change in unrealized loss on cash flow hedges	(4,494)	—	—
Reclassification of gain included in net loss	(2,253)	—	—
Net changes on cash flow hedges	(6,747)	—	—
Other comprehensive income (loss), net of tax	(6,237)	13,880	(9,251)
Comprehensive loss	$(85,037)	$(170,069)	$(202,632)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	277,708	$277	45,904	$44	$1,494,512	$(680,829)	$(2,645)	$811,359
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	(318,756)	34,319	—	(284,437)
Issuance of common stock in connection with acquisition	522	1	—	—	65,504	—	—	65,505
Issuance of restricted stock in connection with acquisition	52	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	249	—	2,194	2	9,998	—	—	10,000
Repurchases of unvested common stock	(1)	—	—	—	—	—	—	—
Issuance of common stock related to early exercised stock options	—	—	41	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	2,861	—	—	2,862
Issuance of common stock related to settlement of RSUs	1,723	2	1,125	1	(3)	—	—	—
Tax withholding on RSU settlement	—	—	(32)	—	(2,483)	—	—	(2,483)
Conversion of Class B to Class A Common stock	5,707	6	(5,707)	(6)	—	—	—	—
Common stock issued under employee stock purchase plan	302	—	—	—	15,291	—	—	15,291
Settlement of common stock in connection with convertible senior notes	299	—	—	—	(201)	—	—	(201)
Stock-based compensation	—	—	—	—	208,700	—	—	208,700
Net loss	—	—	—	—	—	(193,381)	—	(193,381)
Other comprehensive loss	—	—	—	—	—	—	(9,251)	(9,251)
Balance as of December 31, 2022	286,561	286	43,525	42	1,475,423	(839,891)	(11,896)	623,964
Issuance of common stock upon exercise of stock options	448	—	2,541	3	14,848	—	—	14,851
Repurchases of unvested common stock	(17)	—	—	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,760	—	—	1,761
Issuance of common stock related to settlement of RSUs	3,291	3	398	1	(4)	—	—	—
Tax withholding on RSU settlement	(105)	—	(18)	—	(7,953)	—	—	(7,953)
Conversion of Class B to Class A Common stock	7,003	7	(7,003)	(7)	—	—	—	—
Common stock issued under employee stock purchase plan	447	1	—	—	19,082	—	—	19,083
Settlement of common stock in connection with convertible senior notes	461	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	281,364	—	—	281,364
Net loss	—	—	—	—	—	(183,949)	—	(183,949)
Other comprehensive income	—	—	—	—	—	—	13,880	13,880
Balance as of December 31, 2023	298,089	297	39,443	40	1,784,566	(1,023,840)	1,984	763,047
Issuance of common stock upon exercise of stock options	247	—	2,735	3	12,902	—	—	12,905
Issuance of common stock related to early exercised stock options	—	—	2	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	109	—	—	109
Issuance of common stock related to settlement of RSUs and PSUs	4,208	4	—	—	(4)	—	—	—
Tax withholding on RSU settlement	(195)	—	—	—	(16,774)	—	—	(16,774)
Conversion of Class B to Class A Common stock	5,217	6	(5,217)	(6)	—	—	—	—
Common stock issued under employee stock purchase plan	326	—	—	—	19,796	—	—	19,796
Other	—	—	—	—	1,689	—	—	1,689
Stock-based compensation	—	—	—	—	350,466	—	—	350,466
Net loss	—	—	—	—	—	(78,800)	—	(78,800)
The accompanying notes are an integral part of these consolidated financial statements.

Other comprehensive loss	—	—	—	—	—	—	(6,237)	(6,237)
Balance as of December 31, 2024	307,892	$307	36,963	$37	$2,152,750	$(1,102,640)	$(4,253)	$1,046,201
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net loss	$(78,800)	$(183,949)	$(193,381)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	127,722	135,820	102,335
Non-cash operating lease costs	49,476	44,792	36,332
Amortization of deferred contract acquisition costs	77,822	61,374	45,115
Stock-based compensation expense	338,461	273,989	202,777
Amortization of debt issuance costs	3,959	4,519	4,659
Net accretion of discounts and amortization of premiums on available-for-sale securities	(42,081)	(44,441)	(263)
Deferred income taxes	2,111	2,264	(140)
Provision for bad debt	10,038	13,637	4,828
Loss on extinguishment of debt	—	50,300	—
Other	643	829	629
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations:
Accounts receivable, net	(78,523)	(113,361)	(56,195)
Contract assets	(5,527)	(2,749)	(2,213)
Deferred contract acquisition costs	(116,803)	(101,465)	(67,940)
Prepaid expenses and other current assets	(38,227)	(22,125)	(7,701)
Other noncurrent assets	2,170	1,018	(539)
Accounts payable	18,626	11,781	(9,605)
Accrued expenses and other current liabilities	9,900	4,001	18,986
Accrued compensation	18,742	21,787	(24,349)
Operating lease liabilities	(55,248)	(40,046)	(31,691)
Deferred revenue	135,008	134,473	102,204
Other noncurrent liabilities	960	1,958	(253)
Net cash provided by operating activities	380,429	254,406	123,595
Cash Flows from Investing Activities
Purchases of property and equipment	(185,037)	(114,396)	(143,606)
Capitalized internal-use software	(28,477)	(20,546)	(19,758)
Asset acquisitions and business combinations, net of cash acquired	(37,991)	(6,083)	(88,187)
Purchases of available-for-sale securities	(1,572,113)	(1,877,513)	(1,132,951)
Sales of available-for-sale securities	—	20,248	—
Maturities of available-for-sale securities	1,493,356	1,812,015	1,148,770
Other investing activities	38	74	36
Net cash used in investing activities	(330,224)	(186,201)	(235,696)
Cash Flows from Financing Activities
Repayments of convertible senior notes	—	(207,649)	(16,571)
Cash paid for issuance costs on revolving credit facility	(2,148)	—	—
Proceeds from the exercise of stock options	12,905	14,851	10,000
Proceeds from the early exercise of stock options	6	—	113
Repurchases of unvested common stock	—	(34)	(3)
Proceeds from the issuance of common stock for employee stock purchase plan	19,796	19,083	15,291
Payment of tax withholding obligation on RSU settlement	(16,774)	(7,953)	(2,483)
Payment of indemnity holdback	(1,000)	(10,483)	—
Net cash provided by (used in) financing activities	12,785	(192,185)	6,347
Net increase (decrease) in cash, cash equivalents, and restricted cash	62,990	(123,980)	(105,754)
Cash, cash equivalents, and restricted cash, beginning of period	91,224	215,204	320,958
Cash, cash equivalents, and restricted cash, end of period	$154,214	$91,224	$215,204
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$75	$670	$1,238
Cash paid for income taxes, net of refunds	$4,995	$4,454	$2,223
Cash paid for operating lease liabilities	$51,387	$40,747	$28,881
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$10,839	$6,641	$5,452
The accompanying notes are an integral part of these consolidated financial statements.

Accounts payable and accrued expenses related to property and equipment additions	$57,241	$26,423	$28,979
Vesting of early exercised stock options	$109	$1,761	$2,862
Indemnity holdback consideration associated with asset acquisitions and business combinations	$6,523	$1,000	$10,483
Issuance of common stock related to an acquisition	$—	$—	$65,504
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$71,773	$44,707	$33,137
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes to the consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the conflicts in the Middle East and Ukraine, the potential worsening and expansion of such conflicts, and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of February 20, 2025, the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company grants credit to its customers in the normal course of business. For the years ended December 31, 2024, 2023, and 2022, no customer accounted for more than 10% of the Company’s revenue. No customer represented 10% or more of accounts receivable, net as of December 31, 2024 and 2023.
Revenue Recognition
In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve this standard, the Company applies the following five steps:
1. Identify the contract with a customer
2. Identify the performance obligations in the contract
3. Determine the transaction price
4. Allocate the transaction price to performance obligations in the contract
5. Recognize revenue when or as the Company satisfies a performance obligation
The Company generates sales directly through its sales team and through its channel partners. Revenue from sales to channel partners is recorded once all revenue recognition criteria above are met. Channel partners generally receive an order from an end-customer prior to placing an order with the Company. Payment from channel partners is not contingent on the partner’s collection from end-customers. The Company’s performance obligation primarily consists of subscription and support services that are provided over the same service period.
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
Cost of Revenue
Cost of revenue consists primarily of expenses that are directly related to providing the Company's service to its paying customers. These expenses include expenses related to operating in co-location facilities, network and bandwidth costs, depreciation of the Company's equipment located in co-location facilities, certificate authority services costs for paying customers, related overhead costs, the amortization of the Company's capitalized internal-use software, and the amortization of acquired developed technologies. Cost of revenue also includes employee-related costs, including salaries, benefits, and stock-based compensation for employees whose primary responsibilities relate to supporting the Company's paying customers. Other costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead costs.
Research and Development
The Company charges costs related to research, design, and development of products to research and development expense in the consolidated statements of operations as incurred. Research and development expenses support the Company's efforts to add new features to its existing offerings and to ensure the security, performance, and reliability of its global network. The majority of the Company's research and development expenses result from employee-related costs, including salaries, benefits, and stock-based compensation expense, consulting costs, depreciation of equipment used in research and development, and allocated overhead costs.
Advertising Expense
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expense for the years ended December 31, 2024, 2023, and 2022 was $78.6 million, $57.6 million, and $43.5 million, respectively.
Stock-based Compensation
The Company measures and recognizes stock-based compensation expense based on the grant date fair value of the awards. The Company accounts for forfeitures as they occur. The grant date fair value of performance stock units (PSUs) with financial performance conditions and restricted stock units (RSUs) are estimated based on the fair value of the Company's underlying common stock. The grant date fair value of stock options with service-based vesting only is estimated using the Black-Scholes option pricing model. The grant date fair value of stock options with market conditions is estimated using the Monte Carlo simulation pricing model. The grant date fair value and the stock-based compensation expense related to purchase rights issued under the 2019 Employee Stock Purchase Plan (ESPP) is estimated using the Black-Scholes option pricing model and is based on the estimated number of awards as of the beginning of the offering period, respectively.
The Black-Scholes and Monte Carlo simulation pricing models require the use of highly subjective assumptions, including the award’s expected term, the fair value of the underlying common stock, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock.
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
Stock-based compensation expense for awards with financial performance conditions is recognized over the requisite service period. When there is a change in management's estimate of expected achievement relative to the performance target for awards that include a performance condition, the change in estimate results in the recognition of a cumulative adjustment of stock-based compensation expense. Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years. Stock-based compensation expense for awards with service and market conditions is recognized on a graded attribution basis over the requisite service period of the awards as derived from the Monte Carlo simulation pricing model.
The 2010 Equity Incentive Plan (2010 Plan) allows for the early exercise of stock options for certain individuals as determined by the Company’s Board of Directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within six months of an individual’s termination for any reason, including death and disability (or in the case of shares issued upon exercise of an option after termination, within six months of the date of exercise), any unvested shares of such individual for a repurchase price equal to the amount previously paid by the individual for such unvested shares. Liability for early exercise of unvested stock options and the related number of unvested shares subject to repurchase were not material as of December 31, 2024 and 2023.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity from the date of purchase of 90 days or less. Cash equivalents are mainly comprised of highly liquid money market funds and U.S. treasury bills.
Restricted Cash
The Company's restricted cash at December 31, 2024 is related to indemnity holdback consideration associated with asset acquisitions and business combinations. The Company classifies restricted cash as current or non-current based on the remaining term of the restriction.
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
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when the fair value of its investments decline below their respective cost basis. Factors considered in determining whether a loss is temporary include the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No such impairment charges were recorded during the years ended December 31, 2024, 2023, and 2022.
Fair Value Measurements
The Company's available-for-sale securities and hedging derivative instruments are recorded at fair value. The Company’s cash and cash equivalents and restricted cash are recorded at cost, which approximates fair value. Additionally, accounts receivable, accounts payable, and accrued expenses approximates fair value due to their short-term nature.
Derivative Instruments
The Company enters into foreign exchange forward contracts with the objective to mitigate certain currency risks associated with operating expenses denominated in foreign currencies. These foreign exchange forward contracts are designated as cash flow hedges. The Company does not enter into derivative instrument transactions for trading or speculative purposes.
The maximum length of time over which forecasted foreign currency denominated expenses are hedged is 12 months. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The Company evaluates the effectiveness of hedges of forecasted transactions on a quarterly basis. The Company enters into master netting agreements with financial institutions, which permit net settlement of transactions with the same counterparty. Although the Company is allowed to present the fair value of derivative instruments on a net basis according to master netting arrangements, the Company has elected to present its derivative instruments on a gross basis in the consolidated financial statements.
Hedging derivative instruments are recognized as either current assets or current liabilities and are measured at fair value. For derivative instruments designated as cash flow hedges, the gains and losses resulting from changes in fair value are recorded as a component of other comprehensive income until the forecasted transactions are recognized in the consolidated statements of operations. When the forecasted transactions occur, the related gains and losses on the cash flow hedgers are reclassified into earnings within financial statement line items associated with the forecasted transactions. Cash flows from cash flow hedges are generally classified under operating activities in the consolidated statements of cash flows, reflecting classification for the underlying hedged transactions.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which is generally as follows:

Useful Lives
Servers—network infrastructure	5 years
Buildings	30 years
Office and computer equipment	3 years
Office furniture	3 years
Software	3 years
Leasehold improvements	Lesser of useful life or term of lease
Asset retirement obligation	Lesser of useful life or term of lease
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
Business Combinations
The Company includes the results of operations of the businesses that the Company acquires from the date of acquisition. The fair value of the assets acquired and liabilities assumed is based on their estimated fair values as of the respective date of acquisition. The Company measures and recognizes contract assets and contract liabilities acquired in a business combination on the acquisition date in accordance with ASC 606.The excess purchase price over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Where the purchase price is less than the fair value of the net assets acquired and liabilities assumed, the difference is recorded as a bargain purchase gain. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates including the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. The Company’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. At the conclusion of the measurement period, or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations.
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
Convertible Senior Notes
Effective January 1, 2022, the Company adopted ASU 2020-06. As a result, the Company accounted for its 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and its 0.00% Convertible Senior Notes due 2026 (the 2026 Notes and together with the 2025 Notes, the Notes) as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives, thereby eliminating the subsequent amortization of the debt discount as interest expense. For further details on the ASU 2020-06 adoption, refer to Recent Accounting Pronouncements section below.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2024 and 2023, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit.
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

The Company performed an evaluation for impairment and determined there were no goodwill or intangible asset impairments for the years ended December 31, 2024, 2023, and 2022.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. The Company considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2024, 2023, and 2022 were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses.
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
Change in Accounting Estimate
In January 2024, the Company completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $21.1 million for the year ended December 31, 2024, recorded primarily in cost of revenue.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The ASU also requires entities with a single reportable segment to provide all disclosures required by the ASU as well as existing segment disclosures. The ASU does not change how operating segments are identified or, when applicable, aggregated. The ASU is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard effective December 31, 2024, and such adoption did not have a material impact on its consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, accrued compensation is now presented as a separate line item on the consolidated statements of cash flows and was previously included within Accrued expense and other current liabilities.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the years ended December 31, 2024, 2023, and 2022.

The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Year Ended December 31,
	2024		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$849,500	51%	$678,184	52%	$515,722	53%
Europe, Middle East, and Africa	466,499	28%	356,569	28%	258,291	26%
Asia Pacific	223,234	13%	168,826	13%	133,353	14%
Other	130,393	8%	93,166	7%	67,875	7%
Total	$1,669,626	100%	$1,296,745	100%	$975,241	100%
The following table summarizes the revenue from contracts by type of customer:

	Year Ended December 31,
	2024		2023		2022

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$337,394	20%	$202,404	16%	$122,522	13%
Direct customers	1,332,232	80%	1,094,341	84%	852,719	87%
Total	$1,669,626	100%	$1,296,745	100%	$975,241	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the year ended December 31, 2024, the Company recognized revenue of $353.3 million, that was included in the corresponding contract liability balance at the beginning of the periods presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Beginning balance	$133,236	$93,145	$70,320
Capitalization of contract acquisition costs	116,803	101,465	67,940
Amortization of deferred contract acquisition costs	(77,822)	(61,374)	(45,115)
Ending balance	$172,217	$133,236	$93,145

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,686.5 million. As of December 31, 2024, the Company expected to recognize 70% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.

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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of December 31, 2024 and 2023.

(in thousands)					Reported as:
December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$51,410	$—	$—	$51,410	$44,887	$—	$6,523
Level I:
Money market funds	102,804	—	—	102,804	102,804	—	—
Level II:
Corporate bonds	466,769	1,125	(316)	467,578	—	467,578	—
U.S. treasury securities	1,120,478	2,403	(677)	1,122,204	—	1,122,204	—
U.S. government agency securities	69,872	55	(19)	69,908	—	69,908	—
Commercial paper	48,538	—	—	48,538	—	48,538	—
Subtotal	1,705,657	3,583	(1,012)	1,708,228	—	1,708,228	—
Total assets measured at fair value on a recurring basis	$1,859,871	$3,583	$(1,012)	$1,862,442	$147,691	$1,708,228	$6,523

(in thousands)					Reported as:
December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$51,189	$—	$—	$51,189	$46,829	$—	$4,360
Level I:
Money market funds	40,035	—	—	40,035	40,035	—	—
Level II:
Corporate bonds	312,510	718	(378)	312,850	—	312,850	—
U.S. treasury securities	1,020,167	2,344	(544)	1,021,967	—	1,021,967	—
U.S. government agency securities	84,154	14	(96)	84,072	—	84,072	—
Commercial paper	167,989	2	—	167,991	—	167,991	—
Subtotal	1,584,820	3,078	(1,018)	1,586,880	—	1,586,880	—
Total assets measured at fair value on a recurring basis	$1,676,044	$3,078	$(1,018)	$1,678,104	$86,864	$1,586,880	$4,360
As of December 31, 2024, the Company had $6.5 million in total restricted cash, related to indemnity holdback consideration associated with asset acquisitions and business combinations.
As of December 31, 2023, the Company had $4.4 million in total restricted cash, mainly related to irrevocable standby letters of credit and bank guarantees that are required under lease agreements and indemnity holdback consideration associated with asset acquisitions.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of December 31, 2024 and 2023. Realized gains and losses, net of tax, were not material for December 31, 2024, 2023 and 2022, respectively.
The amortized cost of available-for-sale investments with maturities less than one year was $1,139.9 million and $1,185.1 million as of December 31, 2024 and 2023, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $565.8 million and $399.7 million as of December 31, 2024 and 2023, respectively.

Net unrealized gain on investments were $2.6 million and $2.0 million as of December 31, 2024 and 2023, respectively and were included in accumulated other comprehensive income on the consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of December 31, 2024, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes issued in August 2021 at face value less the unamortized issuance costs on its consolidated balance sheets and presents that fair value for disclosure purposes only. As of December 31, 2024, the fair value of the 2026 Notes was $1,242.8 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of December 31, 2024 and December 31, 2023.
Note 5. Balance Sheet Components
Accounts Receivable, Net
Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Beginning balance	$5,996	$3,134	$2,644
Provision for bad debt	9,415	13,641	4,836
Write-off of uncollectible accounts receivable	(7,245)	(10,779)	(4,346)
Ending balance	$8,166	$5,996	$3,134
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Property and equipment:
Servers—network infrastructure	$488,799	$330,295
Construction in progress	68,973	45,557
Capitalized internal-use software	98,055	75,163
Office and computer equipment	30,872	32,043
Office furniture	7,068	9,003
Software	4,097	5,422
Leasehold improvements	49,047	42,984
Asset retirement obligation	827	826
Gross property and equipment	747,738	541,293
Less accumulated depreciation and amortization	(280,318)	(218,480)
Total property and equipment, net	$467,420	$322,813
Depreciation and amortization expense on property and equipment for the years ended December 31, 2024, 2023, and 2022 was $109.9 million, $113.4 million, and $84.8 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $24.7 million, $21.5 million, and $20.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Goodwill
As of December 31, 2024 and 2023, the Company's goodwill was $181.1 million and $148.0 million, respectively. During the year ended December 31, 2024, the Company recorded $33.0 million of goodwill in connection with acquisitions. The Company recorded immaterial purchase accounting adjustments to BastionZero, LLC to revise purchase consideration and goodwill during the year ended December 31, 2024. For further details on the acquisition of Kivera, Inc. (Kivera), refer to Note 13 to these consolidated financial statements.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$22,131	$7,878	$14,253
Customer relationships	11,600	3,988	7,612
Total acquired intangible assets, net	$33,731	$11,866	$21,865

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$47,183	$36,893	$10,290
Trade name	1,700	1,488	212
Customer relationships	11,600	2,538	9,062
Total acquired intangible assets, net	$60,483	$40,919	$19,564

During the three months ended December 31, 2024, the Company acquired $5.7 million of developed technology through the acquisition of Kivera. Refer to Note 13 to these consolidated financial statements for further details on this acquisition.
Amortization of acquired intangible assets for the years ended December 31, 2024, 2023, and 2022 was $12.7 million, $20.0 million, and $15.2 million, respectively.
As of December 31, 2024, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2025	$11,915
2026	5,238
2027	1,450
2028	1,450
2029	1,450
Thereafter	362
Total	$21,865

Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 6.6 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 8.0 years. All of the Company's leases are classified as operating leases.
During the year ended December 31, 2023, the Company entered a lease agreement (the Lisbon Lease) for 6,000 square meter of office space in Lisbon, Portugal. The Lisbon Lease has an accounting lease term of 84 months plus an option to renew for 12 months at 100% market rate. At lease commencement, it was not reasonably certain the renewal option will be exercised. The total fixed payments per the terms of the Lisbon Lease are approximately $15.7 million plus the Company's share of operating costs for the maturity of the lease.
The components of lease cost related to the Company's operating leases included in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$49,476	$44,792	$36,332
Total lease cost	$49,476	$44,792	$36,332
Variable lease cost and short-term lease cost for the years ended December 31, 2024, 2023, and 2022, were not material.
As of December 31, 2024, the Company had $44.7 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheet. These operating leases will commence between January 2025 and July 2026 and have an average lease term of 4.6 years.
As of December 31, 2024 and 2023, the weighted-average remaining term of the Company’s operating leases was 4.3 years and 4.9 years, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.9% and 4.6%, respectively.

Maturities of the operating lease liabilities as of December 31, 2024 are as follows:

December 31, 2024
(in thousands)
2025	$55,045
2026	46,164
2027	41,669
2028	23,135
2029	14,549
Thereafter	14,330
Total lease payments	$194,892
Less: Imputed interest	$(19,000)
Total operating lease liabilities	$175,892

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
None of the circumstances described in the paragraphs above were met during the quarter ended December 31, 2024.
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
The Company may redeem for cash all or any portion of the 2026 Notes (subject to the partial redemption limitation (as defined below)), at its option, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2026 Notes, at least $100.0 million aggregate principal amount of 2026 Notes must be outstanding and not subject to redemption as of the relevant redemption date. No sinking fund is provided for the 2026 Notes.
If the Company undergoes a fundamental change (as defined in the 2026 Indenture), holders of the 2026 Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to

100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of December 31, 2024, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes, and together with the 2026 Notes, the Notes).The 2025 Notes were senior unsecured obligations of the Company, with interest payable semi-annually in arrears, at a rate of 0.75% per year.
The 2025 Notes were convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, which was equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture dated May 15, 2020 (the 2025 Indenture). After the closing of the transactions described below, no 2025 Notes were outstanding as of December 31, 2024 and December 31, 2023.
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
The Company also settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes during the fiscal year ended December 31, 2023. These conversions were exercised by the holders of the 2025 Notes in connection with the Company's issuance of a redemption notice. Pursuant to the terms of the 2025 Indenture, the conversion rate then in effect was 28.5913 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, inclusive of 1.8726 additional shares added to the initial conversion rate. The Company elected to settle the conversions in a combination of cash equal to the principal amount of the 2025 Notes converted and the issuance of approximately 0.5 million shares of the Company's Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount converted. The difference between the settlement consideration and the carrying value of the 2025 Notes converted was recorded to additional paid-in-capital on the Company's consolidated balance sheets. There are no 2025 Notes currently outstanding as a result of this transaction.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. As of December 31, 2024, the terms of the 2025 Capped Calls have not been adjusted and no 2025 Capped Calls were exercised or terminated in connection with the 2025 Notes Exchange, the 2025 Notes Repurchases, or any of the conversions of the 2025 Notes.
The 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2025 Capped Calls of $67.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
The net carrying amounts of the 2026 Notes were as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Principal	$1,293,750	$1,293,750
Unamortized debt issuance costs	(6,429)	(10,388)
Carrying amount, net	$1,287,321	$1,283,362
The following tables set forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2024		2023		2022
	2026 Notes	2025 Notes	2026 Notes	2025 Notes	2026 Notes	2025 Notes
	(in thousands)
Coupon interest expense	$—	$—	$—	$477	$—	$1,201
Amortization of debt issuance costs	3,959	—	3,960	559	3,958	701
Total	$3,959	$—	$3,960	$1,036	$3,958	$1,902
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
As of December 31, 2024, the Company was in compliance with all covenants under the credit agreement.
As of December 31, 2024, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of December 31, 2024.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of December 31, 2024. For the lease components of co-location agreements, refer to Note 6 to these consolidated financial statements.

	Payments Due by Period as of December 31, 2024
	Total	2025	2026	2027	2028	2029	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$76,107	$37,125	$21,835	$10,736	$3,181	$773	$2,457
Bandwidth and other co-location related commitments(2)	218,865	80,066	84,535	27,243	14,753	7,776	4,492
Other commitments(3)	6,523	4,273	2,250	—	—	—	—
Total	$301,495	$121,464	$108,620	$37,979	$17,934	$8,549	$6,949
(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2024 as the Company had not yet received the related services.

(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2024.
(3)Indemnity holdback consideration associated with asset acquisitions and business combinations.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of December 31, 2024 and 2023, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	December 31,
	2024	2023

	(in thousands)
2026 Notes	10,311	10,311
Stock options issued and outstanding	8,847	12,523
Remaining shares available for issuance under the 2019 Plan	69,012	56,442
Outstanding and unsettled RSUs and PSUs	11,879	10,894
Shares available for issuance under the ESPP	16,893	13,844
Total shares of common stock reserved	116,942	104,014

Note 10. Stock-based Compensation
Equity Incentive Plans
The Company's 2019 Equity Incentive Plan (2019 Plan) provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, PSUs, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants. The maximum number of shares of Class A common stock that may be issued under the 2019 Plan will not exceed 66,661,953 shares of the Company's Class A common stock. Stock-based awards under the 2019 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2019 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2019 Plan will automatically increase on January 1 of each calendar year through January 1, 2029, in an amount equal to the least of (i) 29,335,000 shares, (ii) 5% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) a lesser number of shares determined by the compensation committee of the Company's Board of Directors prior to the applicable January 1.
The 2010 Plan was terminated prior to the effectiveness of the 2019 Plan and the Company ceased granting any additional awards under the 2010 Plan. All outstanding awards under the 2010 Plan at the time of the termination of the 2010 Plan remain subject to the terms of the 2010 Plan, and any shares underlying stock options that expire or terminate or are forfeited or repurchased by the Company under the 2010 Plan will be automatically transferred to the 2019 Plan.
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

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2021	13,603	$12.47	6.0	$1,726,440
Options granted	5,733	$97.71
Options exercised	(2,484)	$4.08		$180,990
Options canceled/forfeited/expired	(966)	$74.88
Balances as of December 31, 2022	15,886	$34.21	6.3	$451,782
Options granted	1,290	$51.21
Options exercised	(2,989)	$4.96		$171,225
Options canceled/forfeited/expired	(1,664)	$62.62
Balances as of December 31, 2023	12,523	$21.03	5.7	$787,633
Options granted	625	$81.45
Options exercised	(2,984)	$4.33		$257,941
Options canceled/forfeited/expired	(1,317)	$48.00
Balances as of December 31, 2024	8,847	$26.91	5.1	$720,364
Vested and expected to vest as of December 31, 2024	8,847	$26.91	5.1	$720,364
Exercisable as of December 31, 2024	4,891	$7.56	3.0	$495,491
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. There were no options exercisable and unvested as of December 31, 2024, and 401,212 options exercisable that were unvested as of December 31, 2023.
The total grant date fair value for vested options in the years ended December 31, 2024, 2023, and 2022 was $7.8 million, $15.5 million, and $12.5 million, respectively.
Since the fiscal year ended December 31, 2022, the Company granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable to purchase shares of the Company's Class A common stock only if the Company achieves certain stock price milestones and the employee continues to provide service to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan. As of December 31, 2024, there were approximately 3.9 million outstanding Performance Options.

In April 2023, the Company's compensation committee and Board of Directors approved amendments to the Performance Options that were outstanding at such time, effective as of May 1, 2023. These amendments reduced the exercise price per share of such Performance Options to the fair market value per share of the Company's Class A common stock on the effective date of the amendment, and modified the structure of such Performance Options with respect to the number of tranches and the applicable stock price milestones for such tranches. These amendments resulted in an additional stock-based compensation expense of approximately $25.8 million to be recognized over a weighted-average requisite service period.
During the year ended December 31, 2024, the Company achieved certain stock price milestones for 385,250 Performance Options in total, net of forfeitures. Following the achievement of each stock price milestone, the applicable tranche shares are subject to six quarterly vesting periods on a ratable basis.
In February 2025, the Company achieved a stock price milestone for 412,000 Performance Options. Following the achievement of this milestone, these Performance Options are subject to vesting over the next six quarters on a ratable basis.
The weighted-average assumptions used to determine the fair value of the Performance Options during the periods presented were as follows:

	Year ended December 31,
	2024	2023	2022
Expected term (in years)	10.0	10.0	9.8
Expected volatility	60.6%	63.7%	59.5%
Risk-free interest rate	4.2%	3.9%	3.0%
Dividend yield	—	—	—
The weighted-average grant date fair value of the Performance Options was $52.09 and $52.13 per share for the years ended December 31, 2024 and December 31, 2023, respectively.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the years ended December 31, 2024, 2023, and 2022 were $32.7 million, $33.5 million, and $39.5 million, respectively. As of December 31, 2024, there was $127.9 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 3.8 years.
Restricted Stock Units and Performance Stock Units
RSUs granted under the 2010 Plan generally vest upon the satisfaction of both a service-based vesting condition and a performance vesting condition. RSUs granted under the 2019 Plan generally vest upon the satisfaction of a service-based vesting condition. The service-based vesting condition for employees under both the 2010 Plan and the 2019 Plan is typically satisfied over a four-year period, subject to remaining continuously employed.

All PSUs granted under the 2019 Plan on or before December 31, 2024 will vest upon the achievement of financial performance conditions, subject to continued service through the applicable vesting dates.

RSU and PSU activity under the 2019 Plan and the 2010 Plan for the year ended December 31, 2024 was as follows:

	Restricted Stock, RSUs, and PSUs*	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2021	7,456	$47.36
Granted - RSUs	6,367	$67.13
Granted - Restricted stock	52	$100.29
Vested - RSUs	(2,848)	$38.49
Vested - Restricted stock	(668)	$19.96
Forfeited	(779)	$64.83
Unvested as of December 31, 2022	9,580	$61.64
Vested and not yet released	—	$—
Outstanding as of December 31, 2022	9,580	$61.14
Granted - RSUs	6,428	$62.24
Vested - RSUs	(3,689)	$56.75
Forfeited - RSUs	(1,161)	$65.87
Unvested as of December 31, 2023*	10,894	$65.93
Vested and not yet released*	—	$—
Outstanding as of December 31, 2023*	10,894	$65.93
Granted - RSUs and PSUs	7,460	$89.17
Vested - RSUs	(4,226)	$69.43
Forfeited - RSUs	(2,267)	$65.56
Unvested as of December 31, 2024*	11,861	$79.37
Vested and not yet released*	18	$57.66
Outstanding as of December 31, 2024*	11,879	$79.34
*Restricted stock did not have a material impact on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 or 2023. Effective January 1, 2023, this table discloses RSU and PSU activity only.
The total grant date fair value for vested RSUs were $293.4 million, $209.4 million, and $109.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total stock-based compensation expense for RSUs and PSUs were $300.0 million, $219.6 million, and $137.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to RSUs and PSUs was $820.2 million that is expected to be recognized over a weighted-average period of 3.1 years. The number of PSUs granted and associated stock-based compensation expense were not material during the year ended December 31, 2024.
On February 5, 2025, the Company’s Board of Directors granted to the Company’s CEO and President (each, a Co-Founder) PSUs with market conditions that vest only if the Company achieves certain stock price milestones and the Co-Founder continues to provide service to the Company through the applicable vesting dates. An aggregate of 350,220 PSUs with market conditions were granted under the 2019 Plan.
2019 Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions up to 10% of their eligible compensation and provides six-month offering periods beginning in November and May of each year with identical purchase periods. Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of a share of the Company's Class A common stock on the first date of an offering period, or (2) 85% of the fair market value of a share of the Company's Class A common stock on the date of purchase. The number of shares of Class A common stock reserved for issuance includes an annual increase on the first day of each fiscal year by the least of (1) 5,870,000 shares of Class A common stock, (2) 1% of the total number of shares of Class A and Class B common stock outstanding on December 31 of the fiscal year before the date of each automatic increase; or (3) such lesser amount as the compensation committee of the Company's Board of Directors may determine prior to the applicable January 1.
During the years ended December 31, 2024 and 2023, respectively, 326,515 and 447,042 shares of Class A common stock were purchased under the ESPP. As of December 31, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $3.1 million and is expected to be recognized over a weighted-average period of 0.4 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Year ended December 31,
	2024	2023	2022
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.9%	5.2%	3.3%
Expected volatility	46.7%	68.9%	100.6%
Dividend yield	—	—	—
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$10,911	$7,967	$6,251
Sales and marketing	91,464	73,682	50,317
Research and development	143,589	132,417	103,276
General and administrative	92,497	59,923	42,933
Total stock-based compensation expense	$338,461	$273,989	$202,777

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(69,975)	$(8,825)	$(161,296)	$(22,653)	$(167,770)	$(25,611)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	303,175	38,236	292,568	41,088	283,114	43,218
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.23)	$(0.55)	$(0.55)	$(0.59)	$(0.59)
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

	December 31,
	2024	2023	2022

	(in thousands)
2025 Notes	—	—	4,233
2026 Notes	6,762	6,762	6,761
Shares subject to repurchase	—	38	900
Unexercised stock options	8,847	12,523	15,886
Unvested restricted stock and RSUs	11,481	10,932	10,273
Shares issuable pursuant to the ESPP	173	189	248
Total	27,263	30,444	38,301

Note 12. Income Taxes
The components of the Company's loss before income taxes for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Domestic	$(125,307)	$(210,547)	$(219,586)
Foreign	54,436	32,685	28,853
Total loss before income taxes	$(70,871)	$(177,862)	$(190,733)
The components of the Company's provision for (benefit from) income taxes for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Current expense:
Federal	$1,681	$513	$332
State	142	324	1
Foreign	3,995	2,986	2,455
Total current provision for income taxes	$5,818	$3,823	$2,788
Deferred expense (benefit):
Federal	(1,205)	—	(1,124)
State	(235)	—	(573)
Foreign	3,551	2,264	1,557
Total deferred provision for (benefit from) income taxes	$2,111	$2,264	$(140)
Total provision for income taxes	$7,929	$6,087	$2,648
A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Expected benefit at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	0.1	(0.1)	0.2
Foreign income or losses taxed at different rates	5.9	1.0	1.1
Stock-based compensation	60.8	12.4	18.7
Non-deductible compensation	(9.4)	(0.9)	—
Change in valuation allowance	(84.8)	(30.6)	(41.2)
Withholding taxes	(2.3)	(0.3)	(0.2)
Gain/loss on convertible senior notes	—	(5.1)	—
Miscellaneous permanent items	(2.4)	(0.8)	(1.0)
Total provision for income taxes	(11.1)%	(3.4)%	(1.4)%

The components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$442,764	$390,405
Tax credit carryforwards	74,866	65,390
Capitalized research and development expenditures	109,623	71,617
Operating lease liabilities	43,135	36,609
Business interest carryforwards	—	1,244
Stock-based compensation	42,101	35,786
Accrued expenses and reserves	5,812	4,650
Capitalized contract expenditures	8,664	32,425
Other	1,542	2,235
Gross deferred tax assets	728,507	640,361
Valuation allowance	(630,590)	(552,165)
Total deferred tax assets	$97,917	$88,196
Deferred tax liabilities:
Right-of-use assets	(40,579)	(33,337)
Deferred commissions	(42,483)	(32,807)
Capitalized internal-use software	(4,570)	(3,909)
Depreciation and amortization	(21,849)	(25,045)
Other	(38)	(57)
Total deferred tax liabilities	$(109,519)	$(95,155)
Net deferred tax liabilities	$(11,602)	$(6,959)
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. A full valuation allowance has been established in the United States and United Kingdom and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. There is no valuation allowance associated with any other jurisdiction as of December 31, 2024.

The worldwide valuation allowance as of December 31, 2024 and 2023 was $630.6 million and $552.2 million, respectively. The net change in the worldwide valuation allowance for the years ended December 31, 2024, 2023, and 2022 was an increase of $78.4 million, an increase of $74.6 million, and an increase of $208.1 million, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in taxable losses generated in the United States and United Kingdom and the capitalization and amortization of research and development expenses.
As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $1,604.0 million and $860.2 million, which begin to expire in 2029 and 2027, respectively. As of December 31, 2024, the Company had U.K. net operating loss carryforwards of $209.5 million that can be carried forward indefinitely.
As of December 31, 2024, the Company had research and development tax credit carryforwards for federal and state purposes of $73.4 million and $34.6 million, which begin to expire in 2029 and 2039, respectively.

As of December 31, 2024 the Company had foreign tax credit carryforwards for federal income tax purposes of $0.6 million, which will expire, if not utilized, in 2025.
Utilization of net operating losses and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Balance as of the beginning of the period	$29,039	$23,940	$12,590
Increases for tax positions related to the prior year	268	590	5,753
Decreases for tax positions related to the prior year	(1,232)	(243)	—
Additions for tax positions related to the current year	4,939	4,752	5,597
Balance as of the end of the period	$33,014	$29,039	$23,940
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the asset is recorded net of the uncertain tax position on the consolidated balance sheet. As of December 31, 2024, $0.6 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and $32.4 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance. The Company does not expect significant changes to its uncertain tax positions within the next 12 months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not recognize any income tax expense related to interest and penalties in the years ended December 31, 2024, 2023, and 2022, respectively.
The Company currently considers its significant tax jurisdictions to include the United States, Portugal, and the United Kingdom. Because of the net operating loss carryforwards, substantially all of the Company’s tax years remain open to U.S. federal and state tax examination. The Company’s foreign tax returns are open to audit under the statutes of limitations of the respective foreign countries in which the subsidiaries are located.
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

Note 13. Business Combinations
Kivera

On October 7, 2024, the Company acquired all of the outstanding shares of Kivera, a company that has developed cloud security, data protection, and compliance technology, for a total purchase consideration of $28.0 million. The total purchase consideration included (i) acquisition-date cash payments of $23.1 million, (ii) a cash holdback of $4.5 million, of which the Company is retaining 50% for up to 12 months and the remaining 50% for up to 24 months and will be payable to the previous owners of Kivera, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition, and (iii) an adjustment holdback of $0.5 million, which the Company is retaining for up to four months and will be payable to the previous owners of Kivera, subject to the final purchase price adjustment.

The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024.

The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Developed technology	$5,700
Goodwill	23,864
Total assets acquired	29,564
Other noncurrent liabilities	(1,588)
Total purchase price	$27,976

The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Kivera's technology with the Company's technology.

This acquisition did not have a material impact on the Company’s consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.
Note 14. Segment and Geographic Information
The Company’s chief operating decision maker (CODM) is its CEO, President, and CFO, collectively. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined it has a single operating segment.
The CODM uses consolidated net loss for purposes of allocating resources and evaluating financial performance, including monitoring actual results versus historical periods. Adjusted cost of revenue, adjusted sales and marketing, adjusted research and development and adjusted general and administrative expenses are considered significant segment expenses that are regularly provided to the CODM and included within consolidated net loss. The measure of segment assets is the total assets on the Company’s consolidated balance sheets. Capital expenditures are reported on a consolidated basis on the Company’s consolidated statements of cash flows. The following table includes the Company's segment revenue, significant segment expenses, and other segment items to reconcile to net loss:

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,669,626	$1,296,745	$975,241
Less:
Adjusted cost of revenue(1)	(356,021)	(280,943)	(212,396)
Adjusted sales and marketing expense(1)	(633,365)	(520,106)	(410,080)
Adjusted research and development expense(1)	(269,438)	(218,069)	(182,344)
Adjusted general and administrative expense(1)	(180,691)	(155,610)	(134,742)
Other segment items(2)	(308,911)	(305,966)	(229,060)
Net loss	$(78,800)	$(183,949)	$(193,381)
(1) Cost of revenue, sales and marketing expense, research and development expense and general and administrative expense in the consolidated statements of operations, adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, and a one-time compensation charge during the year ended December 31, 2024.
(2) Other segment items include the adjustments described in the notes above, as well as interest income, interest expense, loss on extinguishment of debt, other income (expense), net and provision for income taxes in the consolidated statements of operations.
Refer to Note 3 to these consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	December 31,
	2024	2023

	(in thousands)
United States	$233,818	$191,853
Rest of the world	233,602	130,960
Total property and equipment, net	$467,420	$322,813
No single country other than the United States accounted for more than 10% of total property and equipment, net as of December 31, 2024 and 2023.

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
Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, the following officers and director, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On November 26, 2024, Thomas Seifert, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of 215,000 shares of our Class A common stock plus an amount of shares of Class A common stock determined, net of taxes, following the vesting and settlement of RSUs. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to Mr. Seifert’s trading arrangement can only be determined upon the occurrence of the future vesting events. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 16, 2026, or earlier if all transactions under the trading arrangement are completed.

On November 25, 2024, Douglas Kramer, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 60,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 5, 2026, or earlier if all transactions under the trading arrangement are completed.

On November 25, 2024, Katrin Suder, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 9,941 shares of our Class A common stock plus an amount of shares of Class A common stock determined, net of taxes, following the vesting and settlement of RSUs. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to Ms. Suder’s trading arrangement can only be determined upon the occurrence of the future vesting events. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 24, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-233296	4.1	August 15, 2019
4.2	Description of Capital Stock.	10-K	001-39039	4.3	February 24, 2023
4.3	Indenture, dated as of August 13, 2021, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	10-Q	001-39039	4.2	November 5, 2021
4.4	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.6).	10-Q	001-39039	4.3	November 5, 2021
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1/A	333-233296	10.1	September 3, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	10-K	001-39039	10.2	February 21, 2024
10.3+	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-39039	10.2	November 2, 2023
10.4+	2019 Executive Incentive Compensation Plan.	S-1/A	333-233296	10.4	September 3, 2019
10.5+	Area 1 Security Inc., 2013 Stock Incentive Plan	S-8	333-264158	4.2	April 6, 2022
10.6+	Offer Letter between the Registrant and Matthew Prince.	S-1/A	333-233296	10.6	September 3, 2019
10.7+	Offer Letter between the Registrant and Michelle Zatlyn.	S-1/A	333-233296	10.7	September 3, 2019
10.8+	Offer Letter between the Registrant and Thomas Seifert.	S-1/A	333-233296	10.8	September 3, 2019
10.9+	Offer Letter between the Registrant and Douglas Kramer.	S-1/A	333-233296	10.9	September 3, 2019
10.10	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of May 31, 2022.	10-Q	001-39039	10.3	August 4, 2022
10.11	Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of November 1, 2017.	S-1	333-233296	10.11	August 15, 2019
10.12	First Amendment to Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of June 17, 2022.	10-Q	001-39039	10.4	August 4, 2022
10.13+	2010 Equity Incentive Plan and related form agreements.	S-1	333-233296	10.5	August 15, 2019
10.14	Form of Capped Call Transaction Confirmation.	8-K	001-39039	10.1	May 15, 2020
10.15	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	August 13, 2021
10.16+	Form of Performance Stock Option Agreement	10-K	001-39039	10.16	February 21, 2024
10.17+	2024 Key Executive Change in Control and Severance Policy	8-K	001-39039	10.1	July 22, 2024
10.18	Credit Agreement, by and among the Company, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.	10-Q	001-39039	10.1	August 1, 2024
19.1*	Insider Trading Policy
21.1	List of subsidiaries of the Registrant.	S-1	333-233296	21.1	August 15, 2019
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Compensation Recovery Policy	10-K	001-39039	97.1	February 21, 2024

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

CLOUDFLARE, INC.

Date: February 20, 2025	By:	/s/ Matthew Prince
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

Signature	Title	Date

/s/ Matthew Prince	Chief Executive Officer and Co-Chair	February 20, 2025
Matthew Prince	(Principal Executive Officer)

/s/ Thomas Seifert	Chief Financial Officer	February 20, 2025
Thomas Seifert	(Principal Financial Officer)

/s/ Janel Riley	Chief Accounting Officer	February 20, 2025
Janel Riley	(Principal Accounting Officer)

/s/ Michelle Zatlyn	Co-Chair	February 20, 2025
Michelle Zatlyn

/s/ Maria Eitel	Director	February 20, 2025
Maria Eitel

/s/ Mark Hawkins	Director	February 20, 2025
Mark Hawkins

/s/ Carl Ledbetter	Director	February 20, 2025
Carl Ledbetter

/s/ Scott Sandell	Director	February 20, 2025
Scott Sandell

/s/ Katrin Suder	Director	February 20, 2025
Katrin Suder