Form 10-Q
period 2025-03-31
Cloudflare, Inc.
filed 2025-05-08
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 24, 2025, 310,553,791 shares of the registrant's Class A common stock were outstanding and 36,056,590 shares of the registrant's Class B common stock were outstanding.

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
•the impact of the conflicts in the Middle East and Ukraine and other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions, as well as other geopolitical events such as elections and other governmental changes, threats of tariffs and other impediments to cross-border trade, and any related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$204,459	$147,691
Available-for-sale securities	1,710,415	1,708,228
Accounts receivable, net	286,319	316,753
Contract assets	15,988	16,568
Restricted cash short-term	4,373	4,273
Prepaid expenses and other current assets	402,737	75,484
Total current assets	2,624,291	2,268,997
Property and equipment, net	513,866	467,420
Goodwill	181,087	181,087
Acquired intangible assets, net	23,896	21,865
Operating lease right-of-use assets	178,091	168,379
Deferred contract acquisition costs, noncurrent	174,543	172,217
Restricted cash	2,250	2,250
Other noncurrent assets	23,235	18,947
Total assets	$3,721,259	$3,301,162
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,781	$105,807
Accrued expenses and other current liabilities	89,615	81,602
Accrued compensation	76,457	80,854
Operating lease liabilities	53,062	47,626
Deferred revenue	508,094	477,765
Total current liabilities	821,009	793,654
Convertible senior notes, net	1,288,311	1,287,321
Operating lease liabilities, noncurrent	134,521	128,266
Deferred revenue, noncurrent	27,555	22,095
Other noncurrent liabilities	23,985	23,625
Total liabilities	2,295,381	2,254,961

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of March 31, 2025 and December 31, 2024; 309,991 and 307,892 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	309	307
Class B common stock; $0.001 par value; 315,000 shares authorized as of March 31, 2025 and December 31, 2024; 36,538 and 36,963 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	37	37
Additional paid-in capital	2,562,972	2,152,750
Accumulated deficit	(1,141,094)	(1,102,640)
Accumulated other comprehensive income (loss)	3,654	(4,253)
Total stockholders’ equity	1,425,878	1,046,201
Total liabilities and stockholders’ equity	$3,721,259	$3,301,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$479,087	$378,602
Cost of revenue	115,576	85,038
Gross profit	363,511	293,564
Operating expenses:
Sales and marketing	214,011	194,102
Research and development	115,089	87,703
General and administrative	87,658	66,309
Total operating expenses	416,758	348,114
Loss from operations	(53,247)	(54,550)
Non-operating income (expense):
Interest income	21,399	21,252
Interest expense	(1,443)	(1,100)
Other income (expense), net	(3,468)	1,124
Total non-operating income, net	16,488	21,276
Loss before income taxes	(36,759)	(33,274)
Provision for income taxes	1,695	2,269
Net loss	$(38,454)	$(35,543)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	345,723	338,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(38,454)	$(35,543)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on investments	910	(2,884)
Cash flow hedges:
Change in unrealized gain on cash flow hedges	6,022	—
Reclassification of loss included in net loss	975	—
Net changes on cash flow hedges	6,997	—
Other comprehensive income (loss), net of tax	7,907	(2,884)
Comprehensive loss	$(30,547)	$(38,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2025
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	307,892	$307	36,963	$37	$2,152,750	$(1,102,640)	$(4,253)	$1,046,201
Issuance of common stock upon exercise of stock options	98	—	601	1	11,228	—	—	11,229
Issuance of common stock related to settlement of restricted stock units (RSUs) and performance stock units (PSUs)	1,020	1	—	—	(1)	—	—	—
Tax withholding on RSU settlement	(45)	—	—	—	(7,707)	—	—	(7,707)
Conversion of Class B to Class A common stock	1,026	1	(1,026)	(1)	—	—	—	—
Reclassification of the 2025 Capped Calls from equity to derivative asset	—	—	—	—	308,299	—	—	308,299
Stock-based compensation	—	—	—	—	98,403	—	—	98,403
Net loss	—	—	—	—	—	(38,454)	—	(38,454)
Other comprehensive income	—	—	—	—	—	—	7,907	7,907
Balance as of March 31, 2025	309,991	$309	36,538	$37	$2,562,972	$(1,141,094)	$3,654	$1,425,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2024
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	298,089	$297	39,443	$40	$1,784,566	$(1,023,840)	$1,984	$763,047
Issuance of common stock upon exercise of stock options	114	—	1,016	1	4,421	—	—	4,422
Vesting of shares issued upon early exercise of stock options	—	—	—	—	31	—	—	31
Issuance of common stock related to settlement of RSUs	1,114	1	—	—	(1)	—	—	—
Tax withholding on RSU settlement	(43)	—	—	—	(4,401)	—	—	(4,401)
Conversion of Class B to Class A common stock	1,749	2	(1,749)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—	72,552	—	—	72,552
Net loss	—	—	—	—	—	(35,543)	—	(35,543)
Other comprehensive loss	—	—	—	—	—	—	(2,884)	(2,884)
Balance as of March 31, 2024	301,023	$300	38,710	$39	$1,857,168	$(1,059,383)	$(900)	$797,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities
Net loss	$(38,454)	$(35,543)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	42,207	30,112
Non-cash operating lease costs	14,657	11,863
Amortization of deferred contract acquisition costs	23,132	18,107
Stock-based compensation expense	95,535	69,723
Amortization of debt issuance costs	990	990
Net accretion of discounts and amortization of premiums on available-for-sale securities	(6,372)	(12,713)
Deferred income taxes	(156)	(276)
Provision for bad debt	3,274	3,223
Other	507	106
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations:
Accounts receivable, net	27,160	31,862
Contract assets	580	(548)
Deferred contract acquisition costs	(25,458)	(22,398)
Prepaid expenses and other current assets	(27,289)	(23,022)
Other noncurrent assets	5,118	760
Accounts payable	(842)	3,073
Accrued expenses and other current liabilities	12,219	5,340
Accrued compensation	(4,397)	(1,502)
Operating lease liabilities	(12,678)	(14,678)
Deferred revenue	35,789	9,036
Other noncurrent liabilities	262	64
Net cash provided by operating activities	145,784	73,579
Cash Flows from Investing Activities
Purchases of property and equipment	(85,889)	(32,056)
Capitalized internal-use software	(7,028)	(5,916)
Asset acquisitions and business combinations, net of cash acquired	(4,856)	—
Purchases of available-for-sale securities	(403,672)	(298,995)
Maturities of available-for-sale securities	408,769	433,903
Other investing activities	238	14
Net cash provided by (used in) investing activities	(92,438)	96,950
Cash Flows from Financing Activities
Proceeds from the exercise of stock options	11,229	4,422
Payment of tax withholding obligation on RSU settlement	(7,707)	(4,401)
Net cash provided by financing activities	3,522	21
Net increase in cash, cash equivalents, and restricted cash	56,868	170,550
Cash, cash equivalents, and restricted cash, beginning of period	154,214	91,224
Cash, cash equivalents, and restricted cash, end of period	$211,082	$261,774
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2	$8
Cash paid for income taxes, net of refunds	$1,030	$897
Cash paid for operating lease liabilities	$15,474	$12,530
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$2,529	$2,439
Accounts payable and accrued expenses related to property and equipment additions	$46,032	$16,961
Vesting of early exercised stock options	$—	$31
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$22,209	$13,282
Reclassification of the 2025 Capped Calls from equity to derivative asset	$308,299	$—

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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and of comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, valuation of derivative assets, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, the assessment of uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to the conflicts in the Middle East and Ukraine, the potential worsening and expansion of such conflicts, and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes, except as noted below.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 that may have a material impact on the Company's condensed consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three months ended March 31, 2025 and 2024.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended March 31,
	2025		2024

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$234,887	49%	$196,463	52%
Europe, Middle East, and Africa	133,853	28%	105,384	28%
Asia Pacific	73,395	15%	47,651	12%
Other	36,952	8%	29,104	8%
Total	$479,087	100%	$378,602	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended March 31,
	2025		2024

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$112,555	23%	$70,451	19%
Direct customers	366,532	77%	308,151	81%
Total	$479,087	100%	$378,602	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2025, the Company recognized revenue of $240.5 million, that was included in the corresponding contract liability balance at the beginning of the period presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Beginning balance	$172,217	$133,236
Capitalization of contract acquisition costs	25,458	22,398
Amortization of deferred contract acquisition costs	(23,132)	(18,107)
Ending balance	$174,543	$137,527
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,864.2 million. As of March 31, 2025, the Company expected to recognize 66% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of March 31, 2025 and December 31, 2024.

(in thousands)					Reported as:
March 31, 2025	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$36,224	$—	$—	$36,224	$29,601	$—	$6,623
Level I:
Money market funds	149,453	—	—	149,453	149,453	—	—
Level II:
Corporate bonds	516,106	1,338	(140)	517,304	4,992	512,312	—
U.S. treasury securities	1,119,056	2,510	(232)	1,121,334	14,922	1,106,412	—
U.S. government agency securities	62,438	24	(19)	62,443	—	62,443	—
Commercial paper	34,739	—	—	34,739	5,491	29,248	—
Subtotal	1,732,339	3,872	(391)	1,735,820	25,405	1,710,415	—
Total assets measured at fair value on a recurring basis	$1,918,016	$3,872	$(391)	$1,921,497	$204,459	$1,710,415	$6,623

(in thousands)					Reported as:
December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$51,410	$—	$—	$51,410	$44,887	$—	$6,523
Level I:
Money market funds	102,804	—	—	102,804	102,804	—	—
Level II:
Corporate bonds	466,769	1,125	(316)	467,578	—	467,578	—
U.S. treasury securities	1,120,478	2,403	(677)	1,122,204	—	1,122,204	—
U.S. government agency securities	69,872	55	(19)	69,908	—	69,908	—
Commercial paper	48,538	—	—	48,538	—	48,538	—
Subtotal	1,705,657	3,583	(1,012)	1,708,228	—	1,708,228	—
Total assets measured at fair value on a recurring basis	$1,859,871	$3,583	$(1,012)	$1,862,442	$147,691	$1,708,228	$6,523
As of March 31, 2025, the Company had $6.6 million in total restricted cash mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.

The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of March 31, 2025 and December 31, 2024. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,083.7 million and $1,139.9 million as of March 31, 2025 and December 31, 2024, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $623.2 million and $565.8 million as of March 31, 2025 and December 31, 2024, respectively.
Net unrealized gain on investments was $3.5 million and $2.6 million as of March 31, 2025 and December 31, 2024, respectively and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of March 31, 2025, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the 2026 Notes (as defined below) issued in August 2021 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of March 31, 2025, the fair value of the 2026 Notes was $1,297.8 million. The fair value of the 2026 Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the 2026 Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the 2026 Notes, refer to Note 7 to these condensed consolidated financial statements.
The fair value measurements for the derivative asset related to the 2025 Capped Calls (as defined below) are determined using the Black-Scholes option-pricing model with Level II inputs. The derivative asset was recognized as a result of the Company electing to cash settle the 2025 Capped Calls. For further details on the 2025 Capped Calls, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of March 31, 2025 and December 31, 2024.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of March 31, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was $8.3 million and $8.2 million, respectively. Provision for bad debt for the three months ended March 31, 2025 and 2024 was $3.3 million and $2.6 million, respectively. Write-off of uncollectible accounts receivable for the three months ended March 31, 2025 and 2024 was $3.2 million and $1.4 million, respectively.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024

	(in thousands)
Property and equipment:
Servers—network infrastructure	$555,590	$488,799
Construction in progress	69,958	68,973
Capitalized internal-use software	107,613	98,055
Office and computer equipment	32,385	30,872
Office furniture	7,191	7,068
Software	5,013	4,097
Leasehold improvements	49,569	49,047
Asset retirement obligation	827	827
Gross property and equipment	828,146	747,738
Less accumulated depreciation and amortization	(314,280)	(280,318)
Total property and equipment, net	$513,866	$467,420
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2025 and 2024 was $37.1 million and $24.1 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $7.4 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively.
Goodwill
As of March 31, 2025 and December 31, 2024, the Company's goodwill was $181.1 million. No goodwill impairments were recorded during the three months ended March 31, 2025 and 2024.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$22,861	$10,702	$12,159
Customer relationships	11,680	4,375	7,305
Other	4,462	30	4,432
Total acquired intangible assets, net	$39,003	$15,107	$23,896

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$22,131	$7,878	$14,253
Customer relationships	11,600	3,988	7,612
Total acquired intangible assets, net	$33,731	$11,866	$21,865
Amortization of acquired intangible assets was $3.2 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2025 (remaining nine months)	$9,724
2026	5,809
2027	1,896
2028	1,896
2029	1,896
Thereafter	2,675
Total	$23,896
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 6.3 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 8.3 years. All of the Company's leases are classified as operating leases.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,

	2025	2024
	(in thousands)
Operating lease cost	$14,657	$11,863
Total lease cost	$14,657	$11,863
Variable lease cost and short-term lease cost for the three months ended March 31, 2025 and March 31, 2024 were not material.
As of March 31, 2025, the Company had $51.8 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between April 2025 and July 2026 and have an average lease term of 4.3 years.
As of March 31, 2025, the weighted-average remaining term of the Company’s operating leases was 4.1 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.8%.
Maturities of the operating lease liabilities as of March 31, 2025 are as follows:

March 31, 2025
(in thousands)
2025 (remaining nine months)	$46,648
2026	52,460
2027	47,970
2028	26,506
2029	16,575
Thereafter	15,715
Total lease payments	$205,874
Less: Imputed interest	$(18,291)
Total operating lease liabilities	$187,583

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
None of the circumstances described in the paragraphs above were met during the quarter ended March 31, 2025.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of March 31, 2025, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information on the 2026 Capped Calls.
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
During the fiscal year ended December 31, 2023, the Company repurchased $123.0 million principal amount of the 2025 Notes for approximately $172.7 million in cash, which resulted in a $50.3 million loss on extinguishment of debt. During the same fiscal year, the Company also settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes with a combination of cash equal to the aggregate principal amount of the converted 2025 Notes and the issuance of approximately 0.5 million shares of the Company's Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount converted.
There are no 2025 Notes currently outstanding as a result of these transactions above and past transactions which are not presented herein. Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information on the 2025 Notes.
2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. The 2025 Capped Calls each have an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each have an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls expire between March and May 2025 and will be settled in accordance with their terms in May 2025.
In March 2025, the Company elected cash settlement for the 2025 Capped Calls. Upon the last 2025 Capped Calls expiration in May 2025, the Company expects to receive cash in connection with the settlements. Upon the cash settlement elections, the 2025 Capped Calls no longer met the criteria for equity classification and were reclassified from additional paid-in capital to derivative asset, with an estimated fair value at cash settlement election date of $308.3 million. The derivative asset was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of March 31, 2025. The fair value of the derivative asset did not change as of the balance sheet date. The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative asset, with significant inputs being the expected term, risk free rate, volatility and the Company’s share price as of the valuation dates.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information on the 2025 Notes and 2025 Capped Calls.
The net carrying amounts of the 2026 Notes were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Principal	$1,293,750	$1,293,750
Unamortized debt issuance costs	(5,439)	(6,429)
Carrying amount, net	$1,288,311	$1,287,321
The following tables set forth total interest expense recognized related to the 2026 Notes:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Amortization of debt issuance costs	990	990
Total	$990	$990

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
As of March 31, 2025, the Company was in compliance with all covenants under the credit agreement.
As of March 31, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of March 31, 2025.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of March 31, 2025, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of March 31, 2025 and December 31, 2024, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	March 31, 2025	December 31, 2024

	(in thousands)
2026 Notes	10,311	10,311
Stock options issued and outstanding	7,849	8,847
Remaining shares available for issuance under the 2019 Plan	85,479	69,012
Outstanding and unsettled RSUs and PSUs	11,980	11,879
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	20,341	16,893
Total shares of common stock reserved	135,960	116,942
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
Stock Options
The Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable to purchase shares of the Company's Class A common stock if the Company achieves certain stock price milestones and the employee continues to provide services to the Company through the applicable vesting dates (the Performance Options). The exercise price per share and the number of tranches and corresponding stock price milestones for the tranches of the Performance Options outstanding at such time were amended in the fiscal year ended December 31, 2023. As of March 31, 2025, there were approximately 3.5 million outstanding Performance Options.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the three months ended March 31, 2025 and 2024 were $2.5 million and $2.6 million, respectively. As of March 31, 2025, there was $105.9 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock Units and Performance Stock Units
During the three months ended March 31, 2025, the Company’s Board of Directors granted to the Company’s CEO and President (each, a Co-Founder) an aggregate of 350,220 PSUs with market conditions that vest if the Company achieves certain stock price milestones and the Co-Founders, individually, continue to provide services to the Company through the applicable vesting dates.
The weighted average assumptions used to determine the fair value of the PSUs with market conditions during the three months ended March 31, 2025 were as follows:

Three Months Ended March 31,
2025
Expected term (in years)	7.0
Expected volatility	64.7%
Risk-free interest rate	4.3%
Dividend yield	—
The total stock-based compensation expense for RSUs and PSUs for the three months ended March 31, 2025 and 2024 was $92.7 million and $63.9 million, respectively. As of March 31, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs was $944.3 million that is expected to be recognized over a weighted-average period of 3.1 years. The stock-based compensation expense associated with PSUs, with market or financial performance conditions, were not material during the three months ended March 31, 2025. As of March 31, 2025, the total unrecognized stock-based compensation related to PSUs with market conditions was $38.6 million and is expected to be recognized over a weighted-average period of 2.6 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. No shares of Class A common stock were purchased under the ESPP during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the total unrecognized stock-based compensation expense related to the ESPP was not material and will be recognized through the year ended December 31, 2025.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cost of revenue	$2,588	$2,503
Sales and marketing	27,918	20,177
Research and development	32,693	25,716
General and administrative	32,336	21,327
Total stock-based compensation expense	$95,535	$69,723

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(34,365)	$(4,089)	$(31,429)	$(4,114)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	308,964	36,759	299,398	39,185
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.11)	$(0.10)	$(0.10)
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

	March 31,
	2025	2024

	(in thousands)
2026 Notes	6,762	6,762
Unexercised stock options	7,849	10,731
Unvested RSUs	11,209	9,967
Shares issuable pursuant to the ESPP	170	186
Total	25,990	27,646
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
The Company recorded an income tax expense of $1.7 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.
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
The CODM uses consolidated net loss for purposes of allocating resources and evaluating financial performance, including monitoring actual results versus historical periods. Adjusted cost of revenue, adjusted sales and marketing, adjusted research and development and adjusted general and administrative expenses are considered significant segment expenses that are regularly provided to the CODM and included within consolidated net loss. The measure of segment assets is the total assets on the Company’s condensed consolidated balance sheets. Capital expenditures are reported on a consolidated basis on the Company’s condensed consolidated statements of cash flows. The following table includes the Company's segment revenue, significant segment expenses, and other segment items to reconcile to net loss:

	Three Months Ended March 31,
	2025	2024
Revenue	$479,087	$378,602
Less:
Adjusted cost of revenue(1)	(109,817)	(77,525)
Adjusted sales and marketing expense(1)	(183,418)	(156,752)
Adjusted research and development expense(1)	(76,820)	(58,723)
Adjusted general and administrative expense(1)	(53,031)	(43,159)
Other segment items(2)	(94,455)	(77,986)
Net loss	$(38,454)	$(35,543)
(1) Cost of revenue, sales and marketing expense, research and development expense and general and administrative expense in the condensed consolidated statements of operations are adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related and other expenses during the three months ended March 31, 2025 and 2024, and a one-time compensation charge during three months ended March 31, 2024.
(2) Other segment items include the adjustments described in the notes above, as well as interest income, interest expense, other income (expense), net and provision for income taxes in the condensed consolidated statements of operations.
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	March 31, 2025	December 31, 2024

	(in thousands)
United States	$259,100	$233,818
Rest of the world	254,766	233,602
Total property and equipment, net	$513,866	$467,420
No single country other than the United States accounted for more than 10% of total property and equipment, net as of March 31, 2025 and December 31, 2024.

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
•Pay-as-you-go customers. For our pay-as-you-go customers, we offer the ability to purchase our products through our website. We make our pay-as-you-go product solutions available in several configurations. For customers securing and accelerating their Internet properties using our website and application services, we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Pay-as-you-go customers can subscribe to more than one solution and purchase add-on products and network functionality we offer to meet their more advanced needs. For pay-as-you-go or contracted customers who need a scalable Zero Trust security solution to secure users and internal resources using our Zero Trust and network services solutions, we make these products available on a per seat basis. In addition, for developers building serverless applications, we offer our Cloudflare Developer Platform products to these customers on a usage-based plan that is metered by requests and execution time. Our pay-as-you-go customers typically pay with a credit card on a monthly or annual basis for our Pro and Business subscription plans and on a monthly basis for our other pay-as-you-go plans and add-on products.
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
◦International reach. Our global network, with a presence in more than 330 cities and over 125 countries worldwide, has helped to foster our strong international growth. International markets represented 51% and 48% of our revenue in the three months ended March 31, 2025 and 2024, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
The United States government has implemented, or threatened to implement, tariffs on some or all of the goods imported into the United States from a number of other countries around the world, including China, Canada, Mexico, Taiwan, Japan, and member states of the European Union. We purchase a portion of the equipment that we use to operate our network from suppliers located outside the United States and we also purchase this equipment from United States suppliers that themselves purchase components from suppliers located outside the United States. As a result of these actual and potential U.S. tariffs, we are working with our suppliers to assess the potential impact of tariffs on our equipment purchases and taking actions when practical to adjust where we source the equipment we use to operate our network in the United States and in locations outside of the United States. At the time of the filing of this Quarterly Report on Form 10-Q, we are continuing to assess the expected financial impact of the U.S. tariffs on our capital expenditures related to the operation of our global network.
In addition, in response to the tariffs implemented or threatened by the United States, many of the countries subject to these tariffs have themselves implemented or threatened to implement tariffs, taxes, or other retaliatory measures on U.S. goods or services or U.S. companies, or have restricted or threatened to restrict the operations of certain U.S. companies in those countries. The implementation, or threatened implementation, of tariffs, taxes, and other restrictions on goods, services, or businesses by the United States and other countries and the resulting additional costs and uncertainties may cause the costs of our products to increase. Additionally, future tariffs could cause the costs of the equipment we use to operate our global network to increase, corporate spending to become delayed or curtailed, increase rates of inflation, reduce economic growth rates, create an economic downturn or recession, or result in other similar or unexpected adverse effects on our business, financial condition, or results of operations.
We are closely monitoring macroeconomic developments and global events, such as the tariffs described above and conflicts in the Middle East and Ukraine and the potential worsening or expansion of those conflicts and other areas of geopolitical tension around the world, and other geopolitical events such as elections and other governmental changes, and, in each case, how they may adversely impact our and our customers’ businesses. Weak economic conditions or uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, threats of tariffs and other impediments to cross-border trade, trade agreements or governmental fiscal, monetary and tax policies, among others, also could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth from prior periods

(including with respect to new customers). We believe macroeconomic uncertainty could persist during 2025. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
To the extent challenging macroeconomic conditions persist, we may experience additional adverse effects on our business, financial condition, or results of operations in future periods. These effects could include, among others, reduction or increased delays in purchasing decisions by existing and potential new paying customers, additional lengthening of the sales cycle for some of our existing and potential new paying customers, potential customer requests for concessions (including in terms of payment amounts and/or timing and earlier or additional termination rights), potential losses of paying customers as a result of economic distress or bankruptcy (particularly among our small and medium paying customer base), potential reductions in new non-U.S. customers and expansion of sales to existing non-U.S. paying customers as a result of our products, which are substantially all sold in U.S. dollars, becoming relatively more expensive for such customers due to the higher value of the U.S. dollar relative to certain other currencies, and increased costs for employee compensation and equipment purchases resulting from continued inflationary cost pressures.
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

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Gross profit	$363,511	$293,564
Gross margin	76%	78%
Loss from operations	$(53,247)	$(54,550)
Non-GAAP income from operations	$56,001	$42,443
Operating margin	(11)%	(14)%
Non-GAAP operating margin	12%	11%
Net cash provided by operating activities	$145,784	$73,579
Net cash provided by (used in) investing activities	$(92,438)	$96,950
Net cash provided by financing activities	$3,522	$21
Free cash flow	$52,867	$35,607
Net cash provided by operating activities (as a percentage of revenue)	30%	19%
Free cash flow margin	11%	9%
Paying customers(1)	250,819	197,138
Paying customers (> $100,000 Annualized Revenue)(1)	3,527	2,878
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended March 31,
	2025		2024

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$234,887	49%	$196,463	52%
Europe, Middle East, and Africa	133,853	28%	105,384	28%
Asia Pacific	73,395	15%	47,651	12%
Other	36,952	8%	29,104	8%
Total	$479,087	100%	$378,602	100%
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

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Loss from operations	$(53,247)	$(54,550)
Add:
Stock-based compensation expense and related employer payroll taxes	105,895	76,727
Amortization of acquired intangible assets	3,241	5,266
Acquisition-related and other expenses	112	—
One-time compensation charge	—	15,000
Non-GAAP income from operations	$56,001	$42,443
Operating margin	(11)%	(14)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	12%	11%
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

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Net cash provided by operating activities	$145,784	$73,579
Less: Purchases of property and equipment	(85,889)	(32,056)
Less: Capitalized internal-use software	(7,028)	(5,916)
Free cash flow	$52,867	$35,607
Net cash provided by (used in) investing activities	$(92,438)	$96,950
Net cash provided by financing activities	$3,522	$21
Net cash provided by operating activities (as a percentage of revenue)	30%	19%
Less: Purchases of property and equipment (as a percentage of revenue)	(18)%	(8)%
Less: Capitalized internal-use software (as a percentage of revenue)	(1)%	(2)%
Free cash flow margin	11%	9%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 250,819 and 197,138 as of March 31, 2025 and March 31, 2024, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 3,527 and 2,878 as of March 31, 2025 and March 31, 2024, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates were 111% and 115% for the three months ended March 31, 2025 and March 31, 2024, respectively.
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
The subscription and support term contracts for our contracted customers typically range from one to three years. Most of our contracts with contracted customers are non-cancelable over the contractual term. Customers may have the right to terminate their contracts for cause if we fail to perform in accordance with the contractual terms. For our pay-as-you-go customers, subscription and support term contracts are typically monthly.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries, a one-time cash compensation charge incurred during the three months ended March 31, 2024, benefits and stock-based compensation expense, sales commissions that are recognized as expenses over the period of benefit, marketing programs, certificate authority services costs for free customers, travel-related expenses, bandwidth and co-location costs for free customers, and allocated overhead costs. Sales commissions earned by our sales force and the associated payroll taxes that are direct and incremental to the acquisition of channel partner and direct customer contracts are deferred and amortized over an estimated period of benefit of three years for the initial acquisition of a contract and over the contractual term of the renewals for renewal contracts. We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness, including marketing efforts to continue to drive our pay-as-you-go business model. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of the debt issuance costs on our 0% Convertible Senior Notes due 2026 (the 2026 Notes).
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Revenue	$479,087	$378,602
Cost of revenue	115,576	85,038
Gross profit	363,511	293,564
Operating expenses:
Sales and marketing	214,011	194,102
Research and development	115,089	87,703
General and administrative	87,658	66,309
Total operating expenses	416,758	348,114
Loss from operations	(53,247)	(54,550)
Non-operating income (expense):
Interest income	21,399	21,252
Interest expense	(1,443)	(1,100)
Other income (expense), net	(3,468)	1,124
Total non-operating income, net	16,488	21,276
Loss before income taxes	(36,759)	(33,274)
Provision for income taxes	1,695	2,269
Net loss	$(38,454)	$(35,543)

	Three Months Ended March 31,
	2025	2024

Percentage of Revenue Data:
Revenue	100%	100%
Cost of revenue	24	22
Gross margin	76	78
Operating expenses:
Sales and marketing	45	51
Research and development	24	23
General and administrative	18	18
Total operating expenses	87	92
Loss from operations	(11)	(14)
Non-operating income (expense):
Interest income	4	6
Interest expense	—	—
Other income (expense), net	(1)	—
Total non-operating income, net	3	6
Loss before income taxes	(8)	(8)
Provision for income taxes	—	1
Net loss	(8)%	(9)%
Comparison of Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue	$479,087	$378,602	$100,485	27%
Revenue increased by $100.5 million, or 27%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 27% as of March 31, 2025 compared to the prior period ended March 31, 2024, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 111% for the three months ended March 31, 2025.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Cost of revenue	$115,576	$85,038	$30,538	36%
Gross margin	76%	78%
Cost of revenue increased by $30.5 million, or 36%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in the cost of revenue was primarily due to an increase of $10.4 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $10.1 million of third-party technology services costs, and an increase of $9.2 million in depreciation expense due to increase in server acquisitions and deployments.
Gross margin did not significantly fluctuate during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Sales and marketing	$214,011	$194,102	$19,909	10%
Sales and marketing expenses increased by $19.9 million, or 10%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by $8.1 million in increased employee-related costs due to an 18% increase in headcount in our sales and marketing organization, including an increase of $7.2 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $3.6 million in travel related expenses and an increase of $2.5 million in expenses for marketing programs due to acquisitions, investments in brand awareness advertising, third-party industry events, and digital performance marketing.
Research and Development

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development	$115,089	$87,703	$27,386	31%
Research and development expenses increased by $27.4 million, or 31%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by $25.0 million in increased employee-related costs due to a 26% increase in headcount in our research and development organization, including an increase of $6.9 million in stock-based compensation expense, partially offset by increased capitalized internal-use software development costs of $1.4 million.

General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
General and administrative	$87,658	$66,309	$21,349	32%
General and administrative expenses increased by $21.3 million, or 32%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by $16.6 million in increased employee-related costs due to a 16% increase in headcount in our general and administrative organization, including an increase of $12.2 million in stock-based compensation expense. This increase was partially offset by $1.9 million of decreased allocated overhead costs.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest income	$21,399	$21,252	$147	1%
Interest income did not significantly fluctuate during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Interest Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest expense	$(1,443)	$(1,100)	$(343)	31%
Interest expense did not significantly fluctuate during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Other income (expense), net	$(3,468)	$1,124	$(4,592)	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Provision for income taxes	$1,695	$2,269	$(574)	(25)%

The net change in income taxes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is $0.6 million. The income tax expense of $1.7 million and $2.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively, was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as cash flow from our operating activities, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 0.75% Convertible Senior Notes due 2025 (the 2025 Notes), which are no longer outstanding as of March 31, 2025 due to subsequent repurchases and conversions. In August 2021, we issued $1,293.8 million aggregate principal amount of the 0% Convertible Senior Notes due 2026 (the 2026 Notes), from which we received net proceeds of $1,274.0 million. In May 2024, we entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits us to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of March 31, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of March 31, 2025. In connection with the offering of the 2025 Notes, we entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. During the three months ended March 31, 2025, we elected cash settlement for the 2025 Capped Calls, which resulted in recognition of the derivative asset for $308.3 million as of March 31, 2025. We expect the 2025 Capped Calls to settle in May 2025.
As of March 31, 2025, we had cash and cash equivalents of $204.5 million, including $16.8 million held by our foreign subsidiaries. Our cash and cash equivalents consist of cash, highly liquid money market funds, corporate bonds, U.S. treasury securities, and commercial paper. We also had available-for-sale securities of $1,710.4 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of March 31, 2025, our investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,141.1 million as of March 31, 2025. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of March 31, 2025, our material cash requirements include contractual obligations from the 2026 Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of March 31, 2025, we had $6.6 million recognized as total restricted cash on our condensed consolidated balance sheets mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$145,784	$73,579
Net cash provided by (used in) investing activities	$(92,438)	$96,950
Net cash provided by financing activities	$3,522	$21
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2025 was $145.8 million, which resulted from a net loss of $38.5 million, adjusted for non-cash charges of $173.8 million and net cash inflow of $10.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $95.5 million for stock-based compensation expense, $42.2 million for depreciation and amortization expense, $23.1 million for amortization of deferred contract acquisition costs, $14.7 million for non-cash operating lease costs, $3.3 million for provision of bad debt, and $1.0 million for amortization of convertible note issuance costs, which were partially offset by $6.4 million for net accretion of discounts. The net cash inflow from changes in operating assets and liabilities were primarily the result of a $35.8 million increase in deferred revenue, $27.2 million increase in accounts receivable, net, related to operating activities, which increased due to our growing customer base and timing of collections from our customers, a $12.2 million increase in accrued expenses and other current liabilities, and a $5.1 million decrease in other noncurrent assets related to operating activities, which were partially offset by a $27.3 million increase in prepaid expenses and other current assets, a $25.5 million increase in deferred contract acquisition costs due to increased headcount of commission eligible employees, $12.7 million in payments related to operating lease liabilities, and a $4.4 million decrease in accrued compensation related to operating activities.
Net cash provided by operating activities during the three months ended March 31, 2024 was $73.6 million, which resulted from a net loss of $35.5 million, adjusted for non-cash charges of $121.1 million and net cash outflow of $12.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $69.7 million for stock-based compensation expense, $30.1 million for depreciation and amortization expense, $18.1 million for amortization of deferred contract acquisition costs, $11.9 million for non-cash operating lease costs, $3.2 million for provision of bad debt, and $1.0 million for amortization of convertible note issuance costs, which were partially offset by $12.7 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $23.0 million increase in prepaid expenses and other current assets related to operating activities, a $22.4 million increase in deferred contract acquisition costs due to the addition of new customers, $14.7 million in payments related to operating lease liabilities, and a $1.5 million decrease in accrued compensation, which were partially offset by a $31.9 million decrease in accounts receivable, net, which decreased due to strong cash collection from our customers, a $9.0 million increase in deferred revenue, a $5.3 million increase in accrued expenses and other current liabilities related to operating activities, and a $3.1 million increase in accounts payable related to operating activities.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2025 of $92.4 million resulted primarily from the purchases of available-for-sale securities of $403.7 million, capital expenditures of $85.9 million, capitalization of internal-use software development costs of $7.0 million, and cash paid for asset acquisitions and business combinations, net of cash acquired of $4.9 million, which were partially offset by the maturities of available-for-sale securities of $408.8 million.

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
Financing Activities
Net cash provided by financing activities of $3.5 million during the three months ended March 31, 2025 was primarily due to $11.2 million of proceeds from the exercise of vested stock options, which were partially offset by $7.7 million of payments of tax withholding on RSU settlements.
Net cash provided by financing activities during the three months ended March 31, 2024 was not material, and primarily consisted of $4.4 million of proceeds from the exercise of vested stock options, which were partially offset by $4.4 million of payments of tax withholding on RSU settlements.
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, valuation of derivative assets, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, the assessment of uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the conflicts in the Middle East and Ukraine, and the potential worsening and expansion of such conflicts, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to these policies for the three months ended March 31, 2025.

Recent Accounting Pronouncements
Refer to Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding recently adopted accounting pronouncements.
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
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at the Company's option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of March 31, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of March 31, 2025.
As of March 31, 2025, we had cash and cash equivalents of $204.5 million and available-for-sale securities of $1,710.4 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in an increase or decrease of $12.5 million in the market value of our investments in available-for-sale securities as of March 31, 2025.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the three months ended March 31, 2025 and 2024, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our condensed consolidated financial statements.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $38.5 million and $35.5 million for the three months ended March 31, 2025 and 2024, respectively, and as of March 31, 2025, we had an accumulated deficit of $1,141.1 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $479.1 million and $378.6 million for the three months ended March 31, 2025 and 2024, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our historical growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The United States, Europe, and the United Kingdom have recently experienced historically high levels of inflation. Although inflation levels have decreased from such high levels in the United States, the United Kingdom, and Eurozone, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have in the past raised, and may in the future raise or maintain, high interest rates and may implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create an economic downturn or recession, and result in other similar or unexpected effects.
The United States government has implemented, or threatened to implement, tariffs on some or all of the goods imported into the United States from a number of other countries around the world, including China, Canada, Mexico, Taiwan, Japan, and member states of the European Union. In response, many of the countries subject to these tariffs have themselves implemented or threatened to implement tariffs, taxes, or other retaliatory measures on U.S. goods or services or U.S. companies, or have restricted or threatened to restrict the operations of certain U.S. companies in those countries. The implementation, or threatened implementation, of tariffs, taxes, and other restrictions on goods, services, or businesses by the United States and other countries and the resulting additional costs and uncertainties may cause the costs of our products to increase. Additionally, future tariffs could cause the costs of the equipment we use to operate our global network to increase, corporate spending to become delayed or curtailed, increase rates of inflation, reduce economic growth rates, create an economic downturn or recession, or result in other similar or unexpected adverse effects on our business, financial condition, or results of operations.
Downturns in economic conditions and recessions — including potential stagflation, inflation, rising interest rates, reductions in business confidence and activity, the curtailment of government or corporate spending, volatile financial markets, the actual or perceived failure or financial difficulties of financial institutions, supply chain disruptions or increased equipment costs due to current or potential future tariffs, and reduced demand for products and services across a variety of industries — have in the past and may in the future affect our business and our current and prospective customers and their industries adversely. For example, during an economic downturn, our current and prospective customers may suffer from reduced operating budgets. Some of our paying customers may view a subscription to our products as a discretionary purchase and may reduce their discretionary spending on our products or reduce or cut their budget to otherwise expand their subscriptions to our products. Moreover, our competitors may respond to market conditions by lowering prices and attempting to lure away our customers.
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
•actual or perceived switching costs;
•the potential implementation of tariffs or retaliatory measures due to tariffs on the sales of our products in countries where our potential paying customers are located;
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions, expand the number of products we sell to paying customers, and, to a lesser extent, to convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans or reduce the number of products they purchase from us if they do not see the marginal value in paying for our higher-cost plans or for our specific products, or due to challenging macroeconomic conditions and/or reduced operating budgets, thereby impacting our ability to increase revenue. For example, we periodically have experienced a higher level of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan). Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade in their subscription plans, the purchase of additional, or the expanded use of their currently used, products is justified by the additional functionality they would gain. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. Our customers’ decisions whether to upgrade their subscription, purchase additional, or expand current usage, of our products or to continue any such previously chosen upgrade or purchased products are driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, the potential future applicability of tariffs or retaliatory measures due to tariffs on our products in certain countries, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
A substantial majority of our revenue in the three months ended March 31, 2025 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. Changes in the senior leadership of our sales team could negatively impact our ability to retain current members of our sales team or attract new talent. In addition, as we continue to develop and sell newer types of products and product features, such as our suite of Zero Trust and network services solutions and our Cloudflare Developer Platform products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,704 employees as of March 31, 2024 to 4,400 employees as of March 31, 2025. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•changes in laws and regulations that impact our business; and
•general political, regulatory, economic, market, and social conditions, including inflation, rising interest rates, actual or threatened tariffs and related economic retaliatory acts, actual or perceived failure or financial difficulties of financial institutions, other adverse changes in global and regional macroeconomic conditions, and other impacts of the conflicts in the Middle East and Ukraine, or other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions.
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

From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, we have hired several new members of our senior management team recently, including our President of Revenue, our Chief Strategy Officer, our President of Product and Engineering, and our Chief People Officer. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in, and in some cases have resulted in, a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and disruptions in our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
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
•government demand, payment for, and continued usage of, our products may be impacted by public sector budgetary cycles, funding authorizations, government shutdowns, reductions in government headcount and functions, or government contract consolidation and reductions in spending;
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
•governments may limit public sector contracts to companies headquartered in the governments' respective jurisdictions or require partnerships with companies based in the governments’ respective jurisdictions in order for us to sell any of our products to those governments, which could result in a loss of revenue we otherwise would receive for such sales;
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our condensed consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including but not limited to the ongoing conflicts in the Middle East and Ukraine, and other areas of geopolitical tension around the world, inflationary pressures, threats of tariffs and other impediments to cross-border trade, and changes in interest rates, there is ongoing uncertainty in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 330 cities and over 125 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we have in the past faced, including in connection     with the November 2023 intrusion of our systems, and may in the future face, increased costs in the event of actual or perceived security breaches or other security-related incidents. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during recent years, we and our customers face increased risks to the security of infrastructure and data, and geopolitical tensions or events such as the conflicts in the Middle East and Ukraine also may increase these risks. We cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of March 31, 2025, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 330 cities and over 125 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, increased prices due to tariffs (such as the tariffs the United States and other countries recently implemented or threatened to implement), and constraints based on the then-current availability, terms, and pricing of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. We may also be subject to price increases from these suppliers should they be negatively impacted by tariffs or other regulations, such as the tariffs the United States and other countries recently implemented or threatened to implement. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source or location for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, military conflicts and geopolitical tensions, labor strikes, or other related conditions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, during 2021 and continuing through the first quarter of 2022, a global shortage of CPUs, RAM, SSDs, and other electronics resulted in supply constraints for a number of electronics firms, including manufacturers of servers. This global shortage disrupted and increased the cost, and other shortages or similar supply constraints in the future may disrupt or increase the cost, of some of our expected purchases of network equipment and servers. If our supply of certain components is disrupted or delayed or becomes more expensive, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay or additional costs in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, cause other constraints on our operations that could damage our customer relationships, or otherwise adversely impact our business, financial condition, or results of operations.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, UK Cyber Essentials, ENS, FedRAMP Moderate authorization and IRAP Protected Level, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to PSPC, ISMAP, or DoD IL4 compliance in Canada, Japan, and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
The prices of digital assets have been and may continue to be highly volatile, including as a result of various associated risks, uncertainties and events, and the long-term adoption of digital assets by investors, consumers, and businesses remains uncertain. Moreover, digital assets' lack of a physical form, their reliance on technology for their creation, existence, and transactional validation, and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. In addition, if the market value of the digital assets we hold increases significantly relative to the purchase prices, we could be deemed an "investment company" for purposes of the Investment Company Act of 1940, as amended, and may be required to institute burdensome compliance requirements, restricting our activities in a way that could adversely affect our business, financial condition, and results of operations.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and copyright law. The Digital Services Act and Digital Markets Act have gone into effect in the European Union (EU), updating the rules governing digital services like ours and imposing additional legal requirements on certain service providers. In addition, in 2019, the EU approved a Copyright Directive that imposes additional obligations on service providers and failure to comply could give rise to significant liability. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials) and in the United Kingdom (online harms), Australia (online harms), and India (Digital India Act), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
As a company, we strive to protect our customers’ privacy consistent with applicable law. Consequently, we generally do not provide personal information about our customers or their users without legal process. In accordance with our contractual commitments to our customers, we may need to challenge legal process requesting disclosure of personal information where such requests are inconsistent with applicable data protection laws. In addition, from time to time, government entities may seek or demand our assistance with obtaining information about our customers or their users or could request that we modify our network and products in a manner to permit access or monitoring. In light of our privacy commitments, we may legally challenge certain law enforcement requests, such as requests to provide a feed of content transiting our network, to obtain encryption keys, or to modify or weaken encryption. Despite the policies we have in place to protect consumer information, we also may face complaints from individuals who assert we have provided their information improperly to law enforcement or in response to third-party abuse complaints, or who disagree with our understanding of our legal obligations. To the extent that we do not provide assistance to, or comply with requests from, government entities or challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences. We may also face such adverse political, business, and reputational consequences to the extent that we provide, or are perceived as providing, assistance to government entities that exceeds our legal obligations. For example, we periodically receive requests for information purportedly originating from law enforcement agencies or pursuant to legal process, but which are fraudulent or improper attempts to cause us to reveal customer information. Any such disclosure could significantly and adversely impact our business and reputation.
We publish a transparency report on a semi-annual basis to provide details of law enforcement and government requests we receive, as well as abuse reports that we process. Laws such as the EU’s Digital Services Act include new transparency reporting legal requirements, some of which may not apply in a straightforward manner to certain of our services and abuse processes. Any determination that our transparency report does not meet the transparency reporting requirements could raise both regulatory and brand concerns. Our transparency report also includes a list of certain actions we have not taken in response to law enforcement requests. If we are ever required by law enforcement to take one or more of the actions covered by those disclosures, then we would have to remove the applicable disclosures from our transparency report. Both the publishing of our transparency report and, conversely, the potential narrowing of the list of actions we have not taken in response to law enforcement requests could damage our business and reputation.
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
This is especially true regarding the cross-border transfer of data. For example, in July 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework, which generally allows the free flow of EU personal data to the United States for participating entities. While this framework currently serves as a means for cloud service providers like our company to freely transfer EU personal data to the United States, it may be subject to future legal challenges, suspension, amendment, repeal, or limitations to its scope by the European Commission. In addition, some customers and vendors may be unwilling to rely on this framework due to these and other uncertainties, including perceived uncertainty about the U.S. stance on the existing legal framework. In addition, in January 2023, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data. More recently, the European Data Protection Supervisor’s finding in March 2024 that the European Commission’s use of Microsoft 365 violates the GDPR in part due to EU personal data being transferred to countries that have not been determined by the EU to provide adequate level of protection suggests that EU regulators are continuing to subject data transfers outside the EU to careful scrutiny.
In addition, the United States has enacted the Protecting Americans' Data from Foreign Adversaries Act (PADFA), and the U.S. Department of Justice recently released a final rule, which became effective on April 8, 2025, implementing President Biden’s February 2024 Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, both of which restrict the transfer of certain types of data to named jurisdictions or covered entities. We likely will incur additional costs and an investment of resources as we continue to monitor the impact these new regulations will have on our and our customers’ business and implement changes to our practices as may be required under these regulations.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (FCPA), the UK Bribery Act 2010, and other anti-corruption, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have in the past been enforced aggressively and interpreted broadly, prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the public sector. However, in February 2025, President Trump signed an Executive Order directing the U.S. Attorney General to pause enforcement of the FCPA by the United States Department of Justice for 180 days. Despite this Executive Order, bribery remains illegal under the FCPA, the SEC’s FCPA enforcement continues, and anti-corruption enforcement by global regulators outside of the United States has strengthened in recent years. Additionally, the FCPA has a five-year statute of limitations, meaning violations committed during this pause could be prosecuted by a new administration.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 51% and 48% of our revenue from our international customers for the three months ended March 31, 2025 and 2024, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 330 cities and over 125 countries worldwide as of March 31, 2025. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•geopolitical, economic, and social uncertainties, including the potential implementation of tariffs or other costs or restrictions on the conduct of business, potential nationalization of key peering partners by foreign governments or political unrest that affects our ability to continue to work with particular peering partners, potential terrorist activities, military conflict or war, trade policies and sanctions, and the unknown impact of regional or global health crises, or epidemic or pandemic diseases;
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
•greater risk of unexpected changes in regulatory practices, and tax laws and treaties;
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
As discussed in greater detail above in our risk factor titled "Our actual or perceived failure to comply with privacy, data protection, information security, and other applicable laws, regulations, and obligations could harm our business," recent changes in privacy and data protection laws in a number of countries and supranational organizations have created uncertainty around the requirements related to transfers of personal data between jurisdictions, including transfers to the United States. As a result of this uncertainty, our current and potential customers in certain regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. In addition, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. Further, customer demands that we avoid transferring data to specific regions, including the United States, might require us to adapt our products and services or make it difficult to sell to customers in certain industries. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
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
Some of our security products involve making origin IP addresses and other operational assets of our customers more difficult for cyber attackers to target. The evolving design of our network and products may create challenges for various organizations, including governments, that seek to block certain content based on IP address “block lists” or other mechanisms. This problem is exacerbated by the fact that a single Cloudflare IP address may be used for a number of Internet properties, and the Cloudflare IP used for any one Internet property may change over time. This means that efforts by ISPs to block a single domain name may end up blocking a number of other domains or content. We have seen certain organizations react by deciding to block content that is using a Cloudflare IP address in an overbroad manner. It is also possible that organizations could react by choosing to block completely websites and other Internet properties that are using our network and/or transmitted using known Cloudflare IP addresses. Some of these blocking efforts may be out of our control once they have been put in place and may limit our ability to provide our products on a fully global basis, which could reduce demand for our products among current or potential customers that are focused on the impacted regions or could otherwise adversely impact our business, results of operations, and financial condition.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of March 31, 2025, we had 342 issued patents and 65 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2025, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 72.7% of the voting power of our capital stock, with our co-founders together holding approximately 52.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In August 2021, we issued $1,293.8 million in aggregate principal amount of the 2026 Notes and, as of March 31, 2025, the remaining aggregate principal amount was $1,293.8 million. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the 2026 Notes and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, the following officers and directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On February 11, 2025, Matthew Prince, our Chief Executive Officer and Co-Chair of the Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 2,042,976 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 24, 2026, or earlier if all transactions under the trading arrangement are completed.
On February 14, 2025, Michelle Zatlyn, our President and Co-Chair of the Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 1,000,000 shares of our Class A common stock plus up to 76,871 shares of Class A common stock settled, net of taxes, following the vesting and settlement of RSUs. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to Ms. Zatlyn’s trading arrangement, can only be determined upon the occurrence of the future vesting events. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 18, 2026, or earlier if all transactions under the trading arrangement are completed.
On February 18, 2025, Janel Riley, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 7,087 shares of our Class A common stock settled, net of taxes, following the vesting and settlement of RSUs. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to Ms. Riley’s trading arrangement, can only be determined upon the occurrence of the future vesting events. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 18, 2026, or earlier if all transactions under the trading arrangement are completed.
On February 14, 2025, Carl Ledbetter, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 195,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 26, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, each as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
10.1*+	Form of Performance Stock Unit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: May 8, 2025	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2025	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)