Form 10-Q
period 2025-06-30
Cloudflare, Inc.
filed 2025-07-31
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 17, 2025, 312,872,178 shares of the registrant's Class A common stock were outstanding and 35,609,409 shares of the registrant's Class B common stock were outstanding.

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
•Repaying and servicing our existing and future debt, including the Notes (as defined below) and borrowings under our revolving credit facility, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$1,518,608	$147,691
Available-for-sale securities	2,441,112	1,708,228
Accounts receivable, net	307,507	316,753
Contract assets	21,275	16,568
Restricted cash short-term	4,373	4,273
Prepaid expenses and other current assets	112,956	75,484
Total current assets	4,405,831	2,268,997
Property and equipment, net	547,349	467,420
Goodwill	181,087	181,087
Acquired intangible assets, net	22,110	21,865
Operating lease right-of-use assets	185,355	168,379
Deferred contract acquisition costs, noncurrent	183,919	172,217
Restricted cash	2,475	2,250
Other noncurrent assets	34,235	18,947
Total assets	$5,562,361	$3,301,162
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,680	$105,807
Accrued expenses and other current liabilities	80,463	81,602
Accrued compensation	77,940	80,854
Operating lease liabilities	56,812	47,626
Deferred revenue	546,698	477,765
Total current liabilities	857,593	793,654
Convertible senior notes, net	3,260,506	1,287,321
Operating lease liabilities, noncurrent	144,795	128,266
Deferred revenue, noncurrent	35,805	22,095
Other noncurrent liabilities	23,935	23,625
Total liabilities	4,322,634	2,254,961

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of June 30, 2025 and December 31, 2024; 312,677 and 307,892 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	312	307
Class B common stock; $0.001 par value; 315,000 shares authorized as of June 30, 2025 and December 31, 2024; 35,738 and 36,963 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	36	37
Additional paid-in capital	2,414,291	2,152,750
Accumulated deficit	(1,191,540)	(1,102,640)
Accumulated other comprehensive income (loss)	16,628	(4,253)
Total stockholders’ equity	1,239,727	1,046,201
Total liabilities and stockholders’ equity	$5,562,361	$3,301,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$512,316	$400,996	$991,403	$779,598
Cost of revenue	128,677	89,011	244,253	174,049
Gross profit	383,639	311,985	747,150	605,549
Operating expenses:
Sales and marketing	219,359	174,501	433,370	368,603
Research and development	134,557	102,547	249,646	190,250
General and administrative	96,987	69,635	184,645	135,944
Total operating expenses	450,903	346,683	867,661	694,797
Loss from operations	(67,264)	(34,698)	(120,511)	(89,248)
Non-operating income (expense):
Interest income	25,406	21,715	46,805	42,967
Interest expense	(1,524)	(1,218)	(2,967)	(2,318)
Other income (expense), net	(3,907)	269	(7,375)	1,393
Total non-operating income, net	19,975	20,766	36,463	42,042
Loss before income taxes	(47,289)	(13,932)	(84,048)	(47,206)
Provision for income taxes	3,157	1,146	4,852	3,415
Net loss	$(50,446)	$(15,078)	$(88,900)	$(50,621)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.04)	$(0.26)	$(0.15)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	347,489	340,648	346,605	339,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(50,446)	$(15,078)	$(88,900)	$(50,621)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	35	(915)	945	(3,799)
Cash flow hedges:
Change in unrealized gain on cash flow hedges	14,688	910	20,710	910
Reclassification of gain included in net loss	(1,749)	(414)	(774)	(414)
Net changes on cash flow hedges	12,939	496	19,936	496
Other comprehensive income (loss), net of tax	12,974	(419)	20,881	(3,303)
Comprehensive loss	$(37,472)	$(15,497)	$(68,019)	$(53,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2025
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	309,991	$309	36,538	$37	$2,562,972	$(1,141,094)	$3,654	$1,425,878
Issuance of common stock upon exercise of stock options	141	1	398	—	6,712	—	—	6,713
Issuance of common stock related to settlement of restricted stock units (RSUs) and performance stock units (PSUs)	1,250	1	—	—	(1)	—	—	—
Tax withholding on RSU settlement	(68)	—	—	—	(10,510)	—	—	(10,510)
Conversion of Class B to Class A common stock	1,198	1	(1,198)	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	165	—	—	—	13,057	—	—	13,057
Purchase of capped calls related to the 2030 convertible senior notes	—	—	—	—	(283,400)	—	—	(283,400)
Stock-based compensation	—	—	—	—	125,461	—	—	125,461
Net loss	—	—	—	—	—	(50,446)	—	(50,446)
Other comprehensive income	—	—	—	—	—	—	12,974	12,974
Balance as of June 30, 2025	312,677	$312	35,738	$36	$2,414,291	$(1,191,540)	$16,628	$1,239,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2024
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	301,023	$300	38,710	$39	$1,857,168	$(1,059,383)	$(900)	$797,224
Issuance of common stock upon exercise of stock options	72	—	576	1	3,191	—	—	3,192
Issuance of common stock related to early exercised stock options	—	—	2	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	32	—	—	32
Issuance of common stock related to settlement of RSUs and PSUs	1,040	1	—	—	(1)	—	—	—
Tax withholding on RSU settlement	(59)	—	—	—	(4,362)	—	—	(4,362)
Conversion of Class B to Class A common stock	1,072	1	(1,072)	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	173	—	—	—	10,455	—	—	10,455
Other	—	—	—	—	1,689	—	—	1,689
Stock-based compensation	—	—	—	—	88,812	—	—	88,812
Net loss	—	—	—	—	—	(15,078)	—	(15,078)
Other comprehensive loss	—	—	—	—	—	—	(419)	(419)
Balance as of June 30, 2024	303,321	$302	38,216	$39	$1,956,984	$(1,074,461)	$(1,319)	$881,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2025
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	307,892	$307	36,963	$37	$2,152,750	$(1,102,640)	$(4,253)	$1,046,201
Issuance of common stock upon exercise of stock options	239	1	999	1	17,940	—	—	17,942
Issuance of common stock related to settlement of RSUs and PSUs	2,270	2	—	—	(2)	—	—	—
Tax withholding on RSU settlement	(113)	—	—	—	(18,217)	—	—	(18,217)
Conversion of Class B to Class A common stock	2,224	2	(2,224)	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	165	—	—	—	13,057	—	—	13,057
Reclassification of the 2025 capped calls from equity to derivative asset	—	—	—	—	308,299	—	—	308,299
Purchase of capped calls related to the 2030 convertible senior notes	—	—	—	—	(283,400)	—	—	(283,400)
Stock-based compensation	—	—	—	—	223,864	—	—	223,864
Net loss	—	—	—	—	—	(88,900)	—	(88,900)
Other comprehensive income	—	—	—	—	—	—	20,881	20,881
Balance as of June 30, 2025	312,677	$312	35,738	$36	$2,414,291	$(1,191,540)	$16,628	$1,239,727
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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities
Net loss	$(88,900)	$(50,621)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	87,688	59,767
Non-cash operating lease costs	29,872	23,124
Amortization of deferred contract acquisition costs	47,296	36,991
Stock-based compensation expense	217,912	155,714
Amortization of debt issuance costs	2,189	1,980
Net accretion of discounts and amortization of premiums on available-for-sale securities	(11,987)	(24,028)
Deferred income taxes	(480)	(1,310)
Provision for bad debt	7,815	4,770
Other	3,227	291
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations:
Accounts receivable, net	1,431	(6,715)
Contract assets	(4,707)	(1,876)
Deferred contract acquisition costs	(58,998)	(48,085)
Prepaid expenses and other current assets	(46,339)	(24,726)
Other noncurrent assets	4,312	1,941
Accounts payable	(247)	15,996
Accrued expenses and other current liabilities	758	4,553
Accrued compensation	(2,914)	(4,299)
Operating lease liabilities	(24,973)	(25,031)
Deferred revenue	82,643	29,695
Other noncurrent liabilities	(18)	263
Net cash provided by operating activities	245,580	148,394
Cash Flows from Investing Activities
Purchases of property and equipment	(145,786)	(61,681)
Capitalized internal-use software	(13,647)	(12,831)
Asset acquisitions and business combinations, net of cash acquired	(6,462)	(13,977)
Purchases of available-for-sale securities	(1,530,775)	(790,675)
Maturities of available-for-sale securities	810,825	792,354
Other investing activities	382	18
Net cash used in investing activities	(885,463)	(86,792)
Cash Flows from Financing Activities
Proceeds from settlement of the 2025 capped calls	309,616	—
Gross proceeds from issuance of 2030 convertible senior notes	2,000,000	—
Purchases of capped calls related to the 2030 convertible senior notes	(283,400)	—
Cash paid for issuance costs on 2030 convertible senior notes	(27,873)	—
Cash paid for issuance costs on revolving credit facility	—	(2,148)
Proceeds from the exercise of stock options	17,942	7,614
Proceeds from the early exercise of stock options	—	6
Proceeds from the issuance of common stock for employee stock purchase plan	13,057	10,455
Payment of tax withholding obligation on RSU settlement	(18,217)	(8,763)
Net cash provided by financing activities	2,011,125	7,164
Net increase in cash, cash equivalents, and restricted cash	1,371,242	68,766
Cash, cash equivalents, and restricted cash, beginning of period	154,214	91,224
Cash, cash equivalents, and restricted cash, end of period	$1,525,456	$159,990
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9	$63
Cash paid for income taxes, net of refunds	$3,503	$2,741
Cash paid for operating lease liabilities	$32,378	$22,788
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$4,861	$4,950
Accounts payable and accrued expenses related to property and equipment additions	$51,090	$14,243
Vesting of early exercised stock options	$—	$63
Indemnity holdback consideration associated with asset acquisitions and business combinations	$—	$2,023
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$46,270	$22,870
Maturity of marketable securities in other current assets	$—	$5,000

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and six months ended June 30, 2025 and 2024.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$251,894	49%	$207,008	51%	$486,781	49%	$403,471	52%
Europe, Middle East, and Africa	143,438	28%	110,968	28%	277,291	28%	216,352	28%
Asia Pacific	75,144	15%	52,126	13%	148,539	15%	99,777	13%
Other	41,840	8%	30,894	8%	78,792	8%	59,998	7%
Total	$512,316	100%	$400,996	100%	$991,403	100%	$779,598	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$130,415	25%	$76,686	19%	$242,970	25%	$147,137	19%
Direct customers	381,901	75%	324,310	81%	748,433	75%	632,461	81%
Total	$512,316	100%	$400,996	100%	$991,403	100%	$779,598	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended June 30, 2025, the Company recognized revenue of $355.0 million, that was included in the corresponding contract liability balance at the beginning of the period presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Beginning balance	$174,543	$137,527	$172,217	$133,236
Capitalization of contract acquisition costs	33,540	25,687	58,998	48,085
Amortization of deferred contract acquisition costs	(24,164)	(18,884)	(47,296)	(36,991)
Ending balance	$183,919	$144,330	$183,919	$144,330
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,976.7 million. As of June 30, 2025, the Company expected to recognize 66% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of June 30, 2025 and December 31, 2024.

(in thousands)					Reported as:
June 30, 2025	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$37,075	$—	$—	$37,075	$30,227	$—	$6,848
Level I:
Money market funds	1,216,292	—	—	1,216,292	1,216,292	—
Level II:
Corporate bonds	727,465	1,573	(91)	728,947	—	728,947
U.S. treasury securities	1,643,147	2,284	(210)	1,645,221	109,212	1,536,009
U.S. government agency securities	96,015	8	(50)	95,973	—	95,973
Commercial paper	243,060	—	—	243,060	162,877	80,183
Subtotal	2,709,687	3,865	(351)	2,713,201	272,089	2,441,112	—
Total assets measured at fair value on a recurring basis	$3,963,054	$3,865	$(351)	$3,966,568	$1,518,608	$2,441,112	$6,848

(in thousands)					Reported as:
December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$51,410	$—	$—	$51,410	$44,887	$—	$6,523
Level I:
Money market funds	102,804	—	—	102,804	102,804	—	—
Level II:
Corporate bonds	466,769	1,125	(316)	467,578	—	467,578	—
U.S. treasury securities	1,120,478	2,403	(677)	1,122,204	—	1,122,204	—
U.S. government agency securities	69,872	55	(19)	69,908	—	69,908	—
Commercial paper	48,538	—	—	48,538	—	48,538	—
Subtotal	1,705,657	3,583	(1,012)	1,708,228	—	1,708,228	—
Total assets measured at fair value on a recurring basis	$1,859,871	$3,583	$(1,012)	$1,862,442	$147,691	$1,708,228	$6,523
As of June 30, 2025, the Company had $6.8 million in total restricted cash mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
The aggregate fair value of the Company’s money market funds approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds as of June 30, 2025 and December 31, 2024. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,492.4 million and $1,139.9 million as of June 30, 2025 and December 31, 2024, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $945.2 million and $565.8 million as of June 30, 2025 and December 31, 2024, respectively.
Net unrealized gain on investments was $3.5 million and $2.6 million as of June 30, 2025 and December 31, 2024, respectively and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of June 30, 2025, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the Notes (as defined below) issued in August 2021 and June 2025 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2025, the fair value of the 2026 Notes and 2030 Notes (each as defined below) were $1,531.9 million and $2,161.9 million, respectively. The fair value of the Notes, which are classified as Level II financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of June 30, 2025 and December 31, 2024.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of June 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was $7.3 million and $8.2 million, respectively. Provision for bad debt for the three months ended June 30, 2025 and 2024 was $4.5 million and $1.5 million, respectively, and for the six months ended June 30, 2025 and 2024 was $7.8 million and $4.1 million, respectively. Write-offs of uncollectible accounts receivable for the three months ended June 30, 2025 and 2024 was $5.5 million and $1.0 million, respectively, and for the six months ended June 30, 2025 and 2024 was $8.7 million and $2.4 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024

	(in thousands)
Property and equipment:
Servers—network infrastructure	$620,248	$488,799
Construction in progress	63,771	68,973
Capitalized internal-use software	116,563	98,055
Office and computer equipment	37,051	30,872
Office furniture	7,316	7,068
Software	5,182	4,097
Leasehold improvements	49,660	49,047
Asset retirement obligation	827	827
Gross property and equipment	900,618	747,738
Less accumulated depreciation and amortization	(353,269)	(280,318)
Total property and equipment, net	$547,349	$467,420
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2025 and 2024 was $40.1 million and $26.3 million, respectively, and for the six months ended June 30, 2025 and 2024 was $77.2 million and $50.4 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $7.8 million and $5.9 million for the three months ended June 30, 2025 and 2024, respectively, and $15.2 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively.
Goodwill
As of June 30, 2025 and December 31, 2024, the Company's goodwill was $181.1 million. No goodwill impairments were recorded during the six months ended June 30, 2025 and 2024.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$24,820	$13,919	$10,901
Customer relationships	11,680	4,792	6,888
Other	4,462	141	4,321
Total acquired intangible assets, net	$40,962	$18,852	$22,110

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$22,131	$7,878	$14,253
Customer relationships	11,600	3,988	7,612
Total acquired intangible assets, net	$33,731	$11,866	$21,865
Amortization of acquired intangible assets was $3.7 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $7.0 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2025 (remaining six months)	$6,798
2026	6,727
2027	2,117
2028	1,896
2029	1,896
Thereafter	2,676
Total	$22,110
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 7.1 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 8.5 years. All of the Company's leases are classified as operating leases.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost	$15,215	$11,261	$29,872	$23,124
Total lease cost	$15,215	$11,261	$29,872	$23,124

Variable lease cost, short-term lease cost, and sublease income for the three and six months ended June 30, 2025 and June 30, 2024 were not material.
As of June 30, 2025, the Company had $83.7 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between July 2025 and February 2027 and have an average lease term of 4.4 years.
As of June 30, 2025, the weighted-average remaining term of the Company’s operating leases was 4.1 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.6%.
Maturities of the operating lease liabilities as of June 30, 2025 are as follows:

June 30, 2025
(in thousands)
2025 (remaining six months)	$33,908
2026	59,325
2027	54,088
2028	32,747
2029	20,973
Thereafter	18,989
Total lease payments	$220,030
Less: Imputed interest	$(18,423)
Total operating lease liabilities	$201,607
Note 7. Financing Arrangements

2030 Convertible Senior Notes
In June 2025, the Company issued $2,000.0 million aggregate principal amount of 0% Convertible Senior Notes due 2030 (the 2030 Notes). The total proceeds from the issuance of the 2030 Notes, net of initial purchaser discounts and commissions and debt issuance costs, were $1,971.0 million.
The 2030 Notes are senior unsecured obligations of the Company and will mature on June 15, 2030, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated June 17, 2025 (the 2030 Indenture). The 2030 Notes do not bear regular cash interest.
The 2030 Notes are convertible at an initial conversion rate of 4.0376 shares of the Company's Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $247.67 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the 2030 Indenture. The 2030 Notes may be converted at any time on or after March 15, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date.
Holders of the 2030 Notes may convert all or any portion of their 2030 Notes at their option at any time prior to the close of business on the business day immediately preceding March 15, 2030, only under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending September 30, 2025 (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day;
(3) if the Company calls such 2030 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

(4) upon the occurrence of specified corporate events.
None of the circumstances described in the paragraphs above were met during the quarter ended June 30, 2025.
In addition, if the 2030 Notes are converted prior to the maturity date following certain specified corporate events or because the Company issues a notice of redemption, the Company will increase the conversion rate for such 2030 Notes converted in connection with such a corporate event or during the related redemption period, as the case may be, in certain circumstances set forth in the 2030 Indenture.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's Class A common stock, or a combination of cash and shares of the Company's Class A common stock, at the Company's election. It is the Company’s current intent to settle the principal amount of 2030 Notes in cash.
The Company may redeem for cash all or any portion of the 2030 Notes (subject to the partial redemption limitation (as defined below)), at its option, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2030 Notes, at least $100.0 million aggregate principal amount of 2030 Notes must be outstanding and not subject to redemption as of the relevant redemption date. No sinking fund is provided for the 2030 Notes.
If the Company undergoes a fundamental change (as defined in the 2030 Indenture), holders of the 2030 Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
2030 Capped Call Transactions
In connection with the offering of the 2030 Notes, the Company entered into privately-negotiated capped call option transactions (the 2030 Capped Calls) with certain financial institution counterparties. The 2030 Capped Calls each have an initial strike price of approximately $247.67 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls each have an initial cap price of approximately $469.73 per share, subject to certain adjustments. The 2030 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 8.1 million shares of the Company's Class A common stock. The 2030 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2030 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2030 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, a nationalization, insolvency, or delisting involving the Company. The 2030 Capped Calls expire in incremental components on each trading date between May 16, 2030 and June 13, 2030. As of June 30, 2025, the terms of the 2030 Capped Calls have not been adjusted.
The 2030 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2030 Capped Calls of $283.4 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
2026 Convertible Senior Notes
In August 2021, the Company issued $1,293.8 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (the 2026 Notes, and together with the 2030 Notes, the Notes). The total proceeds from the issuance of the 2026 Notes, net of initial purchaser discounts and commissions and debt issuance costs, were $1,274.0 million.
The 2026 Notes are senior unsecured obligations of the Company and will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated August 13, 2021 (the 2026 Indenture). The 2026 Notes do not bear regular cash interest.
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
(2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day;
(3) if the Company calls such 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events.
None of the circumstances described in the paragraphs above were met during the quarter ended June 30, 2025.
Based on the closing price of the Company's Class A common stock of $195.83 on June 30, 2025, the if-converted value of the 2026 Notes exceeded its principal amount by approximately $30.4 million.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of June 30, 2025, the terms of the 2026 Capped Calls have not been adjusted.
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
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes). The 2025 Notes were senior unsecured obligations of the Company, with interest payable semi-annually in arrears, at a rate of 0.75% per year.
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

2025 Capped Call Transactions
In connection with the offering of the 2025 Notes, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. The 2025 Capped Calls each had an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponded to the initial conversion price of the 2025 Notes. The 2025 Capped Calls each had an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls expired between March and May 2025 and were settled in accordance with their terms in May 2025.
In March 2025, the Company elected cash settlement for the 2025 Capped Calls. Upon the cash settlement elections, the 2025 Capped Calls no longer met the criteria for equity classification and were reclassified from additional paid-in capital to derivative asset of $308.3 million on the Company's condensed consolidated balance sheet as of March 31, 2025. The derivative asset was included in prepaid expenses and other current assets. The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative asset, with significant inputs being the expected term, risk free rate, volatility and the Company’s share price as of the valuation dates. Upon the last 2025 Capped Calls expiration in May 2025, the Company received $309.6 million in cash in connection with the settlements and recognized a gain of $1.3 million in other income (expense), net on the Company's condensed consolidated statement of operations.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information on the 2025 Notes and 2025 Capped Calls.
The net carrying amounts of the Notes were as follows:

	June 30, 2025		December 31, 2024
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Principal	$2,000,000	$1,293,750	$—	$1,293,750
Unamortized debt issuance costs	(28,795)	(4,449)	—	(6,429)
Carrying amount, net	$1,971,205	$1,289,301	$—	$1,287,321
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,
	2025		2024
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Amortization of debt issuance costs	$209	$990	$—	$990
Total	$209	$990	$—	$990

	Six Months Ended June 30,
	2025		2024
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Amortization of debt issuance costs	$209	$1,980	$—	$1,980
Total	$209	$1,980	$—	$1,980
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
The obligations under the Revolving Credit Facility are required to be guaranteed and secured by the Company's assets. The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain compliance with a maximum consolidated net leverage ratio, in each case, calculated in accordance with the terms of the credit agreement. During the three months ended June 30, 2025, the Company entered into an amendment to the credit agreement to amend the financial covenants.
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
As of June 30, 2025, the Company was in compliance with all covenants under the credit agreement.
As of June 30, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2025.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of June 30, 2025, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of June 30, 2025 and December 31, 2024, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	June 30, 2025	December 31, 2024

	(in thousands)
2026 Notes	10,311	10,311
2030 Notes	11,709	—
Stock options issued and outstanding	7,517	8,847
Remaining shares available for issuance under the 2019 Plan	83,613	69,012
Outstanding and unsettled RSUs and PSUs	12,494	11,879
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	20,176	16,893
Total shares of common stock reserved	145,820	116,942
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
Stock Options
The Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable to purchase shares of the Company's Class A common stock if the Company achieves certain stock price milestones and the employee continues to provide services to the Company through the applicable vesting dates (the Performance Options). The exercise price per share and the number of tranches and corresponding stock price milestones for the tranches of the Performance Options outstanding at such time were amended in the fiscal year ended December 31, 2023. As of June 30, 2025, there were approximately 3.6 million outstanding Performance Options.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense for the Performance Options for the three months ended June 30, 2025 and 2024 were $11.6 million and $9.9 million, respectively, and for the six months ended June 30, 2025 and 2024 were $14.1 million and $12.5 million, respectively. As of June 30, 2025, there was $114.1 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 3.5 years.
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
The weighted average assumptions used to determine the fair value of the PSUs with market conditions were as follows:

2025
Expected term (in years)	7.0
Expected volatility	64.7%
Risk-free interest rate	4.3%
Dividend yield	—
The total stock-based compensation expense for RSUs and PSUs for the three months ended June 30, 2025 and 2024 was $111.0 million and $74.4 million, respectively, and for the six months ended June 30, 2025 and 2024 was $203.7 million and $138.3 million, respectively. As of June 30, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs was $999.9 million that is expected to be recognized over a weighted-average period of 3.1 years. The stock-based compensation expense associated with PSUs, with market or financial performance conditions, were not material during the three and six months ended June 30, 2025. As of June 30, 2025, the total unrecognized stock-based compensation related to PSUs with market conditions was $33.7 million and is expected to be recognized over a weighted-average period of 2.5 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. 164,778 and 173,702 shares of Class A common stock were purchased under the ESPP during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total unrecognized stock-based compensation expense related to the ESPP was not material and will be recognized through the year ended December 31, 2025.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$3,357	$2,879	$5,945	$5,382
Sales and marketing	34,343	23,801	62,261	43,978
Research and development	45,956	35,268	78,649	60,984
General and administrative	38,721	24,043	71,057	45,370
Total stock-based compensation expense	$122,377	$85,991	$217,912	$155,714

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(45,216)	$(5,230)	$(13,375)	$(1,703)	$(79,567)	$(9,333)	$(44,833)	$(5,788)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	311,466	36,023	302,171	38,477	310,216	36,389	300,786	38,831
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.15)	$(0.04)	$(0.04)	$(0.26)	$(0.26)	$(0.15)	$(0.15)
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

	June 30,
	2025	2024

	(in thousands)
2026 Notes	6,762	6,762
2030 Notes	8,075	—
Unexercised stock options	7,517	9,977
Unvested RSUs	11,723	10,590
Shares issuable pursuant to the ESPP	113	169
Total	34,190	27,498
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
The Company recorded an income tax expense of $3.2 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and an income tax expense of $4.9 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively.
The income tax expense of $3.2 million for the three months ended June 30, 2025 and $4.9 million for the six months ended June 30, 2025 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.

The income tax expense of $1.1 million for the three months ended June 30, 2024 and $3.4 million for the six months ended June 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.
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

Capital expenditures are reported on a consolidated basis on the Company’s condensed consolidated statements of cash flows. The following table includes the Company's segment revenue, significant segment expenses, and other segment items to reconcile to net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$512,316	$400,996	$991,403	$779,598
Less:
Adjusted cost of revenue(1)	(121,655)	(84,381)	(231,472)	(161,906)
Adjusted sales and marketing expense(1)	(182,124)	(149,509)	(365,542)	(306,261)
Adjusted research and development expense(1)	(83,601)	(65,441)	(160,421)	(124,164)
Adjusted general and administrative expense(1)	(52,621)	(44,712)	(105,652)	(87,871)
Other segment items(2)	(122,761)	(72,031)	(217,216)	(150,017)
Net loss	$(50,446)	$(15,078)	$(88,900)	$(50,621)
(1) Cost of revenue, sales and marketing expense, research and development expense and general and administrative expense in the condensed consolidated statements of operations are adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, and lease impairment charges during the three and six months ended June 30, 2025 and 2024, and a one-time compensation charge during three months ended March 31, 2024.
(2) Other segment items include the adjustments described in the notes above, as well as interest income, interest expense, other income (expense), net and provision for income taxes in the condensed consolidated statements of operations.
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	June 30, 2025	December 31, 2024

	(in thousands)
United States	$266,411	$233,818
Rest of the world	280,938	233,602
Total property and equipment, net	$547,349	$467,420
No single country other than the United States accounted for more than 10% of total property and equipment, net as of June 30, 2025 and December 31, 2024.

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
◦International reach. Our global network, with a presence in more than 330 cities and over 125 countries worldwide, has helped to foster our strong international growth. International markets represented 51% and 49% of our revenue in the three months ended June 30, 2025 and 2024, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
The United States government has implemented, or threatened to implement, tariffs on some or all of the goods imported into the United States from a number of other countries around the world. We purchase a portion of the equipment that we use to operate our network from suppliers located outside the United States and we also purchase this equipment from United States suppliers that themselves purchase components from suppliers located outside the United States. As a result of these actual and potential U.S. tariffs, we are working with our suppliers to assess the potential impact of tariffs on our equipment purchases and taking actions when practical to adjust where we source the equipment we use to operate our network in the United States and in locations outside of the United States. At the time of the filing of this Quarterly Report on Form 10-Q, we are continuing to assess the expected financial impact of the U.S. tariffs on our capital expenditures related to the operation of our global network.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Gross profit	$383,639	$311,985	$747,150	$605,549
Gross margin	75%	78%	75%	78%
Loss from operations	$(67,264)	$(34,698)	$(120,511)	$(89,248)
Non-GAAP income from operations	$72,315	$56,953	$128,316	$99,396
Operating margin	(13)%	(9)%	(12)%	(11)%
Non-GAAP operating margin	14%	14%	13%	13%
Net cash provided by operating activities	$99,796	$74,815	$245,580	$148,394
Net cash used in investing activities	$(793,025)	$(183,742)	$(885,463)	$(86,792)
Net cash provided by financing activities	$2,007,603	$7,143	$2,011,125	$7,164
Free cash flow	$33,280	$38,275	$86,147	$73,882
Net cash provided by operating activities (as a percentage of revenue)	19%	19%	25%	19%
Free cash flow margin	6%	10%	9%	9%
Paying customers(1)	265,929	210,166
Paying customers (> $100,000 Annualized Revenue)(1)	3,712	3,046
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$251,894	49%	$207,008	51%	$486,781	49%	$403,471	52%
Europe, Middle East, and Africa	143,438	28%	110,968	28%	277,291	28%	216,352	28%
Asia Pacific	75,144	15%	52,126	13%	148,539	15%	99,777	13%
Other	41,840	8%	30,894	8%	78,792	8%	59,998	7%
Total	$512,316	100%	$400,996	100%	$991,403	100%	$779,598	100%
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
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, and lease impairment charges. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses incurred in connection with the acquisition, and include third-party transaction costs and compensation expense for key acquired personnel. We exclude lease impairment charges related to real estate leases, which is a non-cash expense, from certain of our non-GAAP financial measures because they are not indicative of the Company’s ongoing cost structure and core business performance. We also excluded the one-time cash compensation charge incurred during the three months ended March 31, 2024 from certain of our non-GAAP financial measures because it was not attributable to services provided and did not correlate to the ongoing operation of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Loss from operations	$(67,264)	$(34,698)	$(120,511)	$(89,248)
Add:
Stock-based compensation expense and related employer payroll taxes	131,993	89,507	237,888	166,234
Amortization of acquired intangible assets	3,746	1,982	6,987	7,248
Acquisition-related and other expenses	—	162	112	162
One-time compensation charge	—	—	—	15,000
Lease impairment charges	3,840	—	3,840	—
Non-GAAP income from operations	$72,315	$56,953	$128,316	$99,396
Operating margin	(13)%	(9)%	(12)%	(11)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	14%	14%	13%	13%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Net cash provided by operating activities	$99,796	$74,815	$245,580	$148,394
Less: Purchases of property and equipment	(59,897)	(29,625)	(145,786)	(61,681)
Less: Capitalized internal-use software	(6,619)	(6,915)	(13,647)	(12,831)
Free cash flow	$33,280	$38,275	$86,147	$73,882
Net cash used in investing activities	$(793,025)	$(183,742)	$(885,463)	$(86,792)
Net cash provided by financing activities	$2,007,603	$7,143	$2,011,125	$7,164
Net cash provided by operating activities (as a percentage of revenue)	19%	19%	25%	19%
Less: Purchases of property and equipment (as a percentage of revenue)	(12)%	(7)%	(15)%	(8)%
Less: Capitalized internal-use software (as a percentage of revenue)	(1)%	(2)%	(1)%	(2)%
Free cash flow margin	6%	10%	9%	9%

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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 265,929 and 210,166 as of June 30, 2025 and June 30, 2024, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 3,712 and 3,046 as of June 30, 2025 and June 30, 2024, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention excludes the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates were 114% and 112% for the three months ended June 30, 2025 and June 30, 2024, respectively.
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation expense for our finance, legal, human resources, and other administrative personnel, professional fees for external legal services, accounting, and other consulting services, bad debt expense, allocated overhead costs, and lease impairment charges. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other costs as a result of operating as a public company. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Non-Operating Income (Expense)
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, and our investment holdings.
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of the debt issuance costs on our 0% Convertible Senior Notes due 2026 (the 2026 Notes) and our 0% Convertible Senior Notes due 2030 (the 2030 Notes, and together with the 2026 Notes, the Notes).
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Revenue	$512,316	$400,996	$991,403	$779,598
Cost of revenue	128,677	89,011	244,253	174,049
Gross profit	383,639	311,985	747,150	605,549
Operating expenses:
Sales and marketing	219,359	174,501	433,370	368,603
Research and development	134,557	102,547	249,646	190,250
General and administrative	96,987	69,635	184,645	135,944
Total operating expenses	450,903	346,683	867,661	694,797
Loss from operations	(67,264)	(34,698)	(120,511)	(89,248)
Non-operating income (expense):
Interest income	25,406	21,715	46,805	42,967
Interest expense	(1,524)	(1,218)	(2,967)	(2,318)
Other income (expense), net	(3,907)	269	(7,375)	1,393
Total non-operating income, net	19,975	20,766	36,463	42,042
Loss before income taxes	(47,289)	(13,932)	(84,048)	(47,206)
Provision for income taxes	3,157	1,146	4,852	3,415
Net loss	$(50,446)	$(15,078)	$(88,900)	$(50,621)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	25	22	25	22
Gross margin	75	78	75	78
Operating expenses:
Sales and marketing	43	44	44	47
Research and development	26	26	25	24
General and administrative	19	17	18	18
Total operating expenses	88	87	87	89
Loss from operations	(13)	(9)	(12)	(11)
Non-operating income (expense):
Interest income	5	5	5	5
Interest expense	—	—	—	—
Other income (expense), net	(1)	—	(1)	—
Total non-operating income, net	4	5	4	5
Loss before income taxes	(9)	(4)	(8)	(6)
Provision for income taxes	1	—	1	—
Net loss	(10)%	(4)%	(9)%	(6)%
Comparison of Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$512,316	$400,996	$111,320	28%	$991,403	$779,598	$211,805	27%
Revenue increased by $111.3 million and $211.8 million, or 28% and 27%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 27% as of June 30, 2025 compared to the prior period ended June 30, 2024, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 114% for the three months ended June 30, 2025.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$128,677	$89,011	$39,666	45%	$244,253	$174,049	$70,204	40%
Gross margin	75%	78%			75%	78%
Cost of revenue increased by $39.7 million, or 45%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in the cost of revenue was primarily due to an increase of $12.0 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $11.7 million of third-party technology services costs, and an increase of $10.5 million in depreciation expense due to an increase in server acquisitions and deployments.
Cost of revenue increased by $70.2 million, or 40%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in the cost of revenue was primarily due to an increase of $22.4 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $21.8 million of third-party technology services costs, and an increase of $19.7 million in depreciation expense due to increase in server acquisitions and deployments.
Gross margin decreased to 75% from 78%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The decrease in gross margin was primarily driven by an increase in depreciation expense and an increase in allocated cost due to higher network traffic volume by our paying customers.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$219,359	$174,501	$44,858	26%	$433,370	$368,603	$64,767	18%
Sales and marketing expenses increased by $44.9 million, or 26%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by $33.8 million in increased employee-related costs due to an 24% increase in headcount in our sales and marketing organization, including an increase of $10.6 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $3.6 million in colocation and bandwidth expenses for free customers.
Sales and marketing expenses increased by $64.8 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by $41.9 million in increased employee-related costs due to an 24% increase in headcount in our sales and marketing organization, including an increase of $17.8 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $4.7 million in colocation and bandwidth expenses for free customers, an increase of $4.3 million in consulting expenses, an increase of $4.2 million in travel-related expenses, and an increase of $2.4 million in expenses for marketing programs due to acquisitions, investments in brand awareness advertising, third-party industry events, and digital performance marketing.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Research and development	$134,557	$102,547	$32,010	31%	$249,646	$190,250	$59,396	31%
Research and development expenses increased by $32.0 million, or 31%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by $30.4 million in increased employee-related costs due to a 17% increase in headcount in our research and development organization, including an increase of $10.6 million in stock-based compensation expense.

Research and development expenses increased by $59.4 million, or 31%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by $55.4 million in increased employee-related costs due to a 17% increase in headcount in our research and development organization, including an increase of $17.5 million in stock-based compensation expense, partially offset by increased capitalized internal-use software development costs of $1.5 million.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
General and administrative	$96,987	$69,635	$27,352	39%	$184,645	$135,944	$48,701	36%
General and administrative expenses increased by $27.4 million, or 39%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by $22.2 million in increased employee-related costs due to a 15% increase in headcount in our general and administrative organization, including an increase of $15.8 million in stock-based compensation expense. This increase was partially offset by $2.4 million of decreased allocated overhead costs.
General and administrative expenses increased by $48.7 million, or 36%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by $38.8 million in increased employee-related costs due to a 15% increase in headcount in our general and administrative organization, including an increase of $27.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $5.3 million in travel-related expenses and an increase of $3.8 million in lease impairment charges. These increases were partially offset by $4.3 million of decreased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Interest income	$25,406	$21,715	$3,691	17%	$46,805	$42,967	$3,838	9%
Interest income did not significantly fluctuate during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(1,524)	$(1,218)	$(306)	25%	$(2,967)	$(2,318)	$(649)	28%
Interest expense did not significantly fluctuate during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024.
Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(3,907)	$269	$(4,176)	*	$(7,375)	$1,393	$(8,768)	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Other income (expense), net decreased by $8.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily driven by larger unrealized losses due to changes in foreign currency exchange rates relative to the U.S. dollar compared to prior periods.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$3,157	$1,146	$2,011	175%	$4,852	$3,415	$1,437	42%

The net change in income taxes for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is $2.0 million. The income tax expense of $3.2 million for the three months ended June 30, 2025 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions. The income tax expense of $1.1 million for the three months ended June 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.
The net change in income taxes for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is $1.4 million. The income tax expense of $4.9 million for the six months ended June 30, 2025 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions. The income tax expense of $3.4 million for the six months ended June 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as cash flow from our operating activities, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 0.75% Convertible Senior Notes due 2025 (the 2025 Notes), which are no longer outstanding as of June 30, 2025 due to subsequent repurchases and conversions. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes, from which we received net proceeds of $1,274.0 million. In May 2024, we entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits us to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of June 30, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2025. In connection with the offering of the 2025 Notes, we entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. In March 2025, we elected cash settlement for the 2025 Capped Calls, which resulted in recognition of the derivative asset for $308.3 million. In May 2025, the Company received $309.6 million in cash in connection with the 2025 Capped Calls settlement, and recognized a gain of $1.3 million in other income (expense), net on the Company's condensed consolidated statement of operations. In June 2025, we issued $2,000.0 million aggregate principal amount of the 2030 Notes, from which we received net proceeds of $1,971.0 million.
As of June 30, 2025, we had cash and cash equivalents of $1,518.6 million, including $21.7 million held by our foreign subsidiaries. Our cash and cash equivalents consist of cash, highly liquid money market funds, U.S. treasury securities, and commercial paper. We also had available-for-sale securities of $2,441.1 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of June 30, 2025, our investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,191.5 million as of June 30, 2025. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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

As of June 30, 2025, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of June 30, 2025, we had $6.8 million recognized as total restricted cash on our condensed consolidated balance sheets mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$245,580	$148,394
Net cash used in investing activities	$(885,463)	$(86,792)
Net cash provided by financing activities	$2,011,125	$7,164
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2025 was $245.6 million, which resulted from a net loss of $88.9 million, adjusted for non-cash charges of $383.5 million and net cash outflow of $49.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $217.9 million for stock-based compensation expense, $87.7 million for depreciation and amortization expense, $47.3 million for amortization of deferred contract acquisition costs, $29.9 million for non-cash operating lease costs, and $7.8 million for provision of bad debt, which were partially offset by $12.0 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $59.0 million increase in deferred contract acquisition costs due to increased headcount of commission eligible employees, a $46.3 million increase in prepaid expenses and other current assets, $25.0 million in payments related to operating lease liabilities, and a $4.7 million increase in contract assets, and a $2.9 million decrease in accrued compensation, which were partially offset by a $82.6 million increase in deferred revenue and a $4.3 million decrease in other noncurrent assets related to operating activities.
Net cash provided by operating activities during the six months ended June 30, 2024 was $148.4 million, which resulted from a net loss of $50.6 million, adjusted for non-cash charges of $257.3 million and net cash outflow of $58.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $155.7 million for stock-based compensation expense, $59.8 million for depreciation and amortization expense, $37.0 million for amortization of deferred contract acquisition costs, $23.1 million for non-cash operating lease costs, $4.8 million for provision of bad debt, and $2.0 million for amortization of convertible note issuance costs, which were partially offset by $24.0 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $48.1 million increase in deferred contract acquisition costs due to the addition of new customers, $25.0 million in payments related to operating lease liabilities, a $24.7 million increase in prepaid expenses and other current assets related to operating activities, a $6.7 million increase in accounts receivable, net, which increased due to lower cash collection from our customers, a $4.3 million decrease in accrued compensation related to operating activities, a $1.9 million increase in other noncurrent assets, and a $1.9 million increase in contract assets, which were partially offset by a $29.7 million increase in deferred revenue and a $16.0 million increase in accounts payable related to operating activities.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 of $885.5 million resulted primarily from the purchases of available-for-sale securities of $1,530.8 million, capital expenditures of $145.8 million, capitalization of internal-use software development costs of $13.6 million, and cash paid for asset acquisitions and business combinations, net of cash acquired of $6.5 million, which were partially offset by the maturities of available-for-sale securities of $810.8 million.

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
Financing Activities
Net cash provided by financing activities of $2,011.1 million during the six months ended June 30, 2025 was primarily due to $2,000.0 million gross proceeds from the issuance of the 2030 Notes, $309.6 million proceeds from the settlement of the 2025 Capped Calls, $17.9 million of proceeds from the exercise of vested stock options, and $13.1 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP), which were partially offset by $283.4 million from the purchases of capped calls related to the 2030 Notes (the 2030 Capped Calls), $27.9 million cash paid for issuance costs related to the 2030 Notes, and $18.2 million of payments of tax withholding on RSU settlements.
Net cash provided by financing activities of $7.2 million during the six months ended June 30, 2024 was primarily due to $10.5 million proceeds from the issuance of Class A common stock under the ESPP and $7.6 million of proceeds from the exercise of vested stock options, which were partially offset by $8.8 million of payments of tax withholding on RSU settlements and $2.1 million cash paid for issuance costs on revolving credit facility.
Off-Balance Sheet Arrangements
As of June 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to these policies for the six months ended June 30, 2025.

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
Interest Rate Risk
In August 2021 and June 2025, we issued $1,293.8 million and $2,000.0 million in aggregate principal amounts of the 2026 Notes and 2030 Notes, respectively. The Notes do not have regularly scheduled interest payments; therefore, we do not have economic interest rate exposure on the Notes. We carry the Notes at face value less the unamortized issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates.
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at the Company's option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of June 30, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2025.
As of June 30, 2025, we had cash and cash equivalents of $1,518.6 million and available-for-sale securities of $2,441.1 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in an increase or decrease of $18.6 million in the market value of our investments in available-for-sale securities as of June 30, 2025.

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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the six months ended June 30, 2025 and 2024, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our condensed consolidated financial statements.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $50.4 million and $15.1 million for the three months ended June 30, 2025 and 2024, respectively, and $88.9 million and $50.6 million for the six months ended June 30, 2025 and 2024, respectively, and as of June 30, 2025, we had an accumulated deficit of $1,191.5 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $512.3 million and $401.0 million for the three months ended June 30, 2025 and 2024, respectively, and $991.4 million and $779.6 million for the six months ended June 30, 2025 and 2024, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our historical growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The United States government has implemented, or threatened to implement, tariffs on some or all of the goods imported into the United States from a number of other countries around the world. In response, many of the countries subject to these tariffs have themselves implemented or threatened to implement tariffs, taxes, or other retaliatory measures on U.S. goods or services or U.S. companies, or have restricted or threatened to restrict the operations of certain U.S. companies in those countries. The implementation, or threatened implementation, of tariffs, taxes, and other restrictions on goods, services, or businesses by the United States and other countries and the resulting additional costs and uncertainties may cause the costs of our products to increase. Additionally, future tariffs could cause the costs of the equipment we use to operate our global network to increase, corporate spending to become delayed or curtailed, increase rates of inflation, reduce economic growth rates, create an economic downturn or recession, or result in other similar or unexpected adverse effects on our business, financial condition, or results of operations.
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
A substantial majority of our revenue in the six months ended June 30, 2025 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. Changes in the senior leadership of our sales team could negatively impact our ability to retain current members of our sales team or attract new talent. In addition, as we continue to develop and sell newer types of products and product features, such as our suite of Zero Trust and network services solutions and our Cloudflare Developer Platform products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,902 employees as of June 30, 2024 to 4,616 employees as of June 30, 2025. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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

From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, we have hired several new members of our senior management team in recent years, including our President of Revenue, our Chief Strategy Officer, our President of Product and Engineering, and our Chief People Officer. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in, and in some cases have resulted in, a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and disruptions in our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
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
We believe that the successful adoption and usage of our network and products requires a high level of support and engagement for many of our customers, particularly our large customers. In order to deliver appropriate customer support and engagement, we must successfully assist our customers in deploying and continuing to use our network and products, migrating from their existing vendors, resolving performance issues and billing inquiries, addressing interoperability challenges with the customers’ existing IT infrastructure, and responding to security threats and cyber attacks and performance and reliability problems that may arise from time to time. The IT architecture of our contracted customers, particularly the larger organizations, is very complex and may require high levels of focused technical support to effectively migrate from each customer's existing vendors and to utilize our network and products. Because our network and products are designed to be highly configurable and to rapidly implement customers’ reconfigurations, customer errors in configuring our network and products can result in significant disruption to our customers. Our support organization faces additional challenges associated with large customers in highly regulated industries, as well as our international operations, including those associated with delivering support, training, and documentation in languages other than English. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, results of operations, and financial condition. In addition, we provide professional services to assist some of our large customers in their migration from existing vendors and otherwise with the configuration and use of our products. We are continuing to develop our experience in providing professional services or determining the pricing for such services, and our failure to provide such services effectively or at pricing that appropriately reflects our costs of providing such services could negatively impact our customer satisfaction and retention and our results of operations.

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
Many of our customers pay for our service using a variety of different payment methods, including credit and debit cards, prepaid cards, direct debit, and online payment applications and wallets. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payment processing, loss of payment partners, and/or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operation could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our chargeback rate at acceptable levels, card networks may impose fines and our card approval rate may be impacted. If we fail to comply with the rules or requirements applicable to processing payments, or if our data security systems are breached, compromised, or otherwise unable to detect or prevent fraudulent activity, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept certain payments from our customers. The termination of our ability to process payments using any major payment method could harm our business, results of operations, and financial condition.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sale of our Class A common stock in our initial public offering and in the issuances and sales of our 0.75% Convertible Senior Notes due 2025 (the 2025 Notes), 0% Convertible Senior Notes due 2026 (the 2026 Notes), and 0% Convertible Senior Notes due 2030 (the 2030 Notes, and together with the 2026 Notes, the Notes). We also entered into a senior secured credit agreement in May 2024 that includes a $400 million revolving credit facility (the Revolving Credit Facility). Although we currently anticipate that our existing cash, cash equivalents, available-for-sale securities, available borrowing under the Revolving Credit Facility, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.

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
As of June 30, 2025, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 330 cities and over 125 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, Global CBPR, Global PRP, UK Cyber Essentials, ENS, FedRAMP Moderate authorization and IRAP Protected Level, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to PBMM, ISMAP, or DoD IL4 compliance in Canada, Japan, and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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

In addition, the United States and other countries are considering expanding or have expanded regulatory requirements for services such as ours, with potential requirements such as collection and verification of customer data, limitations on the use of non-personal data, limitations on the transfer of certain types of data to named countries or entities, requirements to block online content in response to regulatory notices or judicial orders, cybersecurity incident reporting obligations, expanded registration requirements, or requirements to have personnel in the country. The rapid expansion of proposed regulations, as well as possible conflicting requirements, may make it challenging for us to identify and comply with all new global regulations that may apply to our services.
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
This is especially true regarding the cross-border transfer of data. For example, in July 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework, which generally allows the free flow of EU personal data to the United States for participating entities. While this framework currently serves as a means for cloud service providers like our company to freely transfer EU personal data to the United States, it may be subject to future legal challenges, suspension, amendment, repeal, or limitations to its scope by the European Commission. In addition, some customers and vendors may be unwilling to rely on this framework due to these and other uncertainties, including perceived uncertainty about the U.S. stance on the existing legal framework. In addition, in January 2023, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data. Following that, the European Data Protection Supervisor found in March 2024 that the European Commission’s use of Microsoft 365 violated the GDPR in part due to EU personal data being transferred to countries that had not been determined by the EU to provide adequate level of protection suggests that EU regulators are continuing to subject data transfers outside the EU to careful scrutiny.
In addition, the United States has enacted the Protecting Americans' Data from Foreign Adversaries Act (PADFA), and the U.S. Department of Justice recently released a final rule, which became effective on April 8, 2025, implementing President Biden’s February 2024 Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, both of which restrict the transfer of certain types of data to named jurisdictions or covered entities. We have incurred additional costs and have invested resources as we continue to monitor the impact these new regulations have on our and our customers’ business and implement changes to our practices as may be required under these regulations.
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
Changes in accounting principles, changes in global tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our provision for income taxes. For example, the United States passed the One Big Beautiful Bill Act (OBBBA) on July 4, 2025, which permanently extends many of the expiring provisions from the Tax Cuts and Jobs Act (TCJA) and modifies a number of international provisions. We are currently evaluating the full impact of the OBBBA on our operations. Additionally, the Organization for Economic Cooperation and Development (OECD) published model rules within the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) to address the challenges arising from the digitalization of the global economy. The Inclusive Framework includes provisions related to the taxation of the digital economy and the establishment of a 15% global minimum tax under Pillar Two. A number of foreign countries have enacted, or intend to enact, legislation adopting parts of the Inclusive Framework. Any of the foregoing changes, if and to the extent implemented, could have an adverse impact on our results of operations, cash flows, and financial condition.
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
Net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business and financial results. It is also possible that U.S. federal and state and non-U.S. tax authorities will enact additional legislation limiting our ability to use our carryforwards, some of which may adversely impact our business.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 51% and 49% of our revenue from our international customers for the three months ended June 30, 2025 and 2024, respectively, and 51% and 48% of our revenue from our international customers for the six months ended June 30, 2025 and 2024, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 330 cities and over 125 countries worldwide as of June 30, 2025. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
As discussed in greater detail above in our risk factor titled "Our actual or perceived failure to comply with privacy, data protection, information security, and other applicable laws, regulations, and obligations could harm our business," the continued evolution of privacy and data protection laws and their application in a number of countries and supranational organizations have created uncertainty around the requirements related to transfers of personal data between jurisdictions, including transfers to the United States. As a result of this uncertainty, our current and potential customers in certain regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. In addition, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. Further, customer demands that we avoid transferring data to specific regions, including the United States, might require us to adapt our products and services or make it difficult to sell to customers in certain industries. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of June 30, 2025, we had 354 issued patents and 45 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within our network in China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
We rely on software, services, and other technology from third parties that we incorporate into, or integrate with, our network and products. We also rely on software, services, and other technology from third parties in order to operate critical functions of our business, including enterprise resource planning and customer relationship management services. If the software, services, or other technology we rely on become unavailable due to extended outages, the third-party provider disabling our access, expiration or termination of licenses, or because they are otherwise no longer available on commercially reasonable terms, our expenses could increase, we could incur reputational harm, and our ability to operate our network, provide our products, and our results of operations could be impaired until equivalent software, technology, or services are obtained or replacements are developed, all of which could adversely affect our business. For example, in June 2025, the underlying third party storage infrastructure used by our Workers KV service failed and caused us to experience a service outage for several hours that impacted a portion of our services and the customers using such services. While this incident did not have a material impact on our business, results of operations or financial condition, we cannot be certain that other similar incidents with third party vendors that we use will not have a material impact on our results of operations or financial condition.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2025, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 72.1% of the voting power of our capital stock, with our co-founders together holding approximately 51.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot specify with any certainty the particular uses of the net proceeds that we received from our prior financing activities, including from the issuances of the Notes, and our management has broad discretion in the application of the net proceeds. The failure by our management to apply these proceeds effectively could adversely affect our business, results of operations, and financial condition. Pending their use, we may invest our proceeds in a manner that does not produce income or that loses value. Our investments may not yield a favorable return to our investors and may negatively impact the price of our Class A common stock.
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
Repaying and servicing our existing and future debt, including our Notes and our Revolving Credit Facility, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.
As of June 30, 2025, $1,293.8 million in aggregate principal amount of the 2026 Notes were outstanding and $2,000.0 million in aggregate principal amount of the 2030 Notes were outstanding. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of the Notes, and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (which is defined in the Indenture governing the applicable series of Notes (each, an Indenture)) at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date for such series of Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the applicable Indenture or to pay any cash payable on future conversions of the Notes as required by the applicable Indenture would constitute a default. A default under either Indenture or the occurrence of a fundamental change under either series of the Notes could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof in accordance with the terms of the Indentures. Any failure by us to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof, in each case, when required to do so pursuant to the terms of the applicable Indenture could harm our business, results of operations, and financial condition.
The conditional conversion feature of the Notes, when triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of either series of the Notes is triggered, holders of the applicable series of Notes are entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Transactions relating to the Notes may affect the value of our Class A common stock.
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the Notes. The Notes may become convertible at the option of their holders under certain circumstances set forth in the applicable Indenture. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, from time to time, we may enter into certain exchange transactions with respect to the Notes which may also cause dilution to our existing stockholders. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of the 2025 Notes for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A common stock for $400.0 million in aggregate principal amount of the 2025 Notes. In addition, during the year ended December 31, 2023, we settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes for approximately 0.5 million shares of our Class A common stock. These conversions were exercised by the holders of the 2025 Notes in connection with our issuance of a redemption notice.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with the applicable option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the applicable option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the Notes. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any early conversion, repurchase, or redemption of the Notes, to the extent we unwind a corresponding portion of the applicable capped call transactions, or if we otherwise unwind all or a portion of the capped call transactions, and during the applicable final observation period for the conversion of the Notes). This activity could also cause a decrease and/or increased volatility in the market price of our Class A common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past macroeconomic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, such as the failures of Silicon Valley Bank and Signature Bank, and the UBS takeover of Credit Suisse. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of the option counterparties.

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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, the following directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On May 28, 2025, John Graham-Cumming, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 39,059 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 2, 2026, or earlier if all transactions under the trading arrangement are completed.
On May 30, 2025, Mark Hawkins, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 4,200 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 2, 2026, or earlier if all transactions under the trading arrangement are completed.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
4.1	Indenture, dated as of June 17, 2025, between the Registrant and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39039	4.1	June 17, 2025
4.2	Form of 0% Convertible Senior Notes due 2030 (included in Exhibit 4.1).	8-K	001-39039	4.2	June 17, 2025
10.1	Form of Capped Call Transaction Confirmation.	8-K	001-39039	10.1	June 17, 2025
10.2	First Amendment to Revolving Credit and Guaranty Agreement, dated as of June 11, 2025, among Cloudflare, Inc., the other loan parties thereto, the lenders party thereto and Citibank, N.A., as administrative agent.	8-K	001-39039	10.2	June 17, 2025
10.3*+	2024 Key Executive Change in Control and Severance Policy, as amended
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

CLOUDFLARE, INC.

Date: July 31, 2025	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2025	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)