Form 10-Q
period 2025-09-30
Cloudflare, Inc.
filed 2025-10-30
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 16, 2025, 315,250,214 shares of the registrant's Class A common stock were outstanding and 35,030,951 shares of the registrant's Class B common stock were outstanding.

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
•Our actual or perceived failure to comply with privacy, data protection, information security, AI, and other applicable laws, regulations, and obligations could harm our business.
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
•Repaying and servicing our existing and future debt, including our Notes and our Revolving Credit Facility, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$1,052,644	$147,691
Available-for-sale securities	2,990,864	1,708,228
Accounts receivable, net	351,890	316,753
Contract assets	22,645	16,568
Restricted cash short-term	4,373	4,273
Prepaid expenses and other current assets	114,349	75,484
Total current assets	4,536,765	2,268,997
Property and equipment, net	588,361	467,420
Goodwill	181,087	181,087
Acquired intangible assets, net	18,411	21,865
Operating lease right-of-use assets	222,148	168,379
Deferred contract acquisition costs, noncurrent	194,035	172,217
Restricted cash	2,475	2,250
Other noncurrent assets	43,113	18,947
Total assets	$5,786,395	$3,301,162
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,878	$105,807
Accrued expenses and other current liabilities	92,514	81,602
Accrued compensation	90,201	80,854
Operating lease liabilities	65,321	47,626
Deferred revenue	598,978	477,765
Current portion of convertible senior notes, net	1,290,291	—
Total current liabilities	2,223,183	793,654
Convertible senior notes, net	1,972,707	1,287,321
Operating lease liabilities, noncurrent	173,432	128,266
Deferred revenue, noncurrent	45,900	22,095
Other noncurrent liabilities	24,157	23,625
Total liabilities	4,439,379	2,254,961

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of September 30, 2025 and December 31, 2024; 315,165 and 307,892 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	314	307
Class B common stock; $0.001 par value; 315,000 shares authorized as of September 30, 2025 and December 31, 2024; 35,037 and 36,963 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	35	37
Additional paid-in capital	2,525,193	2,152,750
Accumulated deficit	(1,192,830)	(1,102,640)
Accumulated other comprehensive income (loss)	14,304	(4,253)
Total stockholders’ equity	1,347,016	1,046,201
Total liabilities and stockholders’ equity	$5,786,395	$3,301,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$562,027	$430,082	$1,553,430	$1,209,680
Cost of revenue	146,316	95,967	390,569	270,016
Gross profit	415,711	334,115	1,162,861	939,664
Operating expenses:
Sales and marketing	236,309	185,221	669,679	553,824
Research and development	120,956	110,911	370,602	301,161
General and administrative	95,906	68,777	280,551	204,721
Total operating expenses	453,171	364,909	1,320,832	1,059,706
Loss from operations	(37,460)	(30,794)	(157,971)	(120,042)
Non-operating income (expense):
Interest income	42,529	22,471	89,334	65,438
Interest expense	(2,912)	(1,433)	(5,879)	(3,751)
Other income (expense), net	(307)	(3,066)	(7,682)	(1,673)
Total non-operating income, net	39,310	17,972	75,773	60,014
Income (loss) before income taxes	1,850	(12,822)	(82,198)	(60,028)
Provision for income taxes	3,140	2,509	7,992	5,924
Net loss	$(1,290)	$(15,331)	$(90,190)	$(65,952)
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.04)	$(0.26)	$(0.19)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	349,312	342,356	347,519	340,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(1,290)	$(15,331)	$(90,190)	$(65,952)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on investments	2,529	9,656	3,474	5,857
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	(3,057)	8,821	17,653	9,731
Reclassification of gain included in net loss	(1,796)	(1,211)	(2,570)	(1,625)
Net changes on cash flow hedges	(4,853)	7,610	15,083	8,106
Other comprehensive income (loss), net of tax	(2,324)	17,266	18,557	13,963
Comprehensive income (loss)	$(3,614)	$1,935	$(71,633)	$(51,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	312,677	$312	35,738	$36	$2,414,291	$(1,191,540)	$16,628	$1,239,727
Issuance of common stock upon exercise of stock options	146	(1)	463	—	11,514	—	—	11,513
Issuance of common stock related to settlement of restricted stock units (RSUs) and performance stock units (PSUs)	1,250	2	—	—	(2)	—	—	—
Tax withholding on RSU settlement	(72)	—	—	—	(13,966)	—	—	(13,966)
Conversion of Class B to Class A common stock	1,164	1	(1,164)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	113,356	—	—	113,356
Net loss	—	—	—	—	—	(1,290)	—	(1,290)
Other comprehensive loss	—	—	—	—	—	—	(2,324)	(2,324)
Balance as of September 30, 2025	315,165	$314	35,037	$35	$2,525,193	$(1,192,830)	$14,304	$1,347,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	303,321	$302	38,216	$39	$1,956,984	$(1,074,461)	$(1,319)	$881,545
Issuance of common stock upon exercise of stock options	8	—	513	(1)	1,418	—	—	1,417
Vesting of shares issued upon early exercise of stock options	—	—	—	—	35	—	—	35
Issuance of common stock related to settlement of RSUs and PSUs	1,035	2	—	—	(2)	—	—	—
Tax withholding on RSU settlement	(46)	—	—	—	(3,828)	—	—	(3,828)
Conversion of Class B to Class A common stock	1,068	1	(1,068)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	91,986	—	—	91,986
Net loss	—	—	—	—	—	(15,331)	—	(15,331)
Other comprehensive income	—	—	—	—	—	—	17,266	17,266
Balance as of September 30, 2024	305,386	$305	37,661	$37	$2,046,593	$(1,089,792)	$15,947	$973,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2025
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	307,892	$307	36,963	$37	$2,152,750	$(1,102,640)	$(4,253)	$1,046,201
Issuance of common stock upon exercise of stock options	385	—	1,462	1	29,454	—	—	29,455
Issuance of common stock related to settlement of RSUs and PSUs	3,520	4	—	—	(4)	—	—	—
Tax withholding on RSU settlement	(185)	—	—	—	(32,183)	—	—	(32,183)
Conversion of Class B to Class A common stock	3,388	3	(3,388)	(3)	—	—	—	—
Common stock issued under employee stock purchase plan	165	—	—	—	13,057	—	—	13,057
Reclassification of the 2025 capped calls from equity to derivative asset	—	—	—	—	308,299	—	—	308,299
Purchase of capped calls related to the 2030 convertible senior notes	—	—	—	—	(283,400)	—	—	(283,400)
Stock-based compensation	—	—	—	—	337,220	—	—	337,220
Net loss	—	—	—	—	—	(90,190)	—	(90,190)
Other comprehensive income	—	—	—	—	—	—	18,557	18,557
Balance as of September 30, 2025	315,165	$314	35,037	$35	$2,525,193	$(1,192,830)	$14,304	$1,347,016
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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities
Net loss	$(90,190)	$(65,952)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	137,156	91,476
Non-cash operating lease costs	47,182	35,624
Amortization of deferred contract acquisition costs	73,700	56,707
Stock-based compensation expense	327,829	243,969
Amortization of debt issuance costs	4,630	2,970
Net accretion of discounts and amortization of premiums on available-for-sale securities	(21,544)	(33,980)
Deferred income taxes	(480)	(1,338)
Provision for bad debt	12,778	7,357
Other	3,074	361
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations:
Accounts receivable, net	(47,915)	(12,016)
Contract assets	(6,077)	(2,417)
Deferred contract acquisition costs	(95,518)	(75,851)
Prepaid expenses and other current assets	(62,278)	(25,313)
Other noncurrent assets	4,442	621
Accounts payable	(4,329)	7,817
Accrued expenses and other current liabilities	17,610	7,631
Accrued compensation	9,347	3,685
Operating lease liabilities	(41,930)	(36,020)
Deferred revenue	145,018	46,933
Other noncurrent liabilities	198	857
Net cash provided by operating activities	412,703	253,121
Cash Flows from Investing Activities
Purchases of property and equipment	(230,427)	(111,884)
Capitalized internal-use software	(21,158)	(22,076)
Asset acquisitions and business combinations, net of cash acquired	(6,462)	(15,015)
Purchases of available-for-sale securities	(2,586,569)	(1,187,287)
Maturities of available-for-sale securities	1,328,956	1,173,041
Other investing activities	679	29
Net cash used in investing activities	(1,514,981)	(163,192)
Cash Flows from Financing Activities
Proceeds from settlement of the 2025 capped calls	309,616	—
Gross proceeds from issuance of 2030 convertible senior notes	2,000,000	—
Purchases of capped calls related to the 2030 convertible senior notes	(283,400)	—
Cash paid for issuance costs on 2030 convertible senior notes	(28,989)	—
Cash paid for issuance costs on revolving credit facility	—	(2,148)
Proceeds from the exercise of stock options	29,455	9,031
Proceeds from the early exercise of stock options	—	6
Proceeds from the issuance of common stock for employee stock purchase plan	13,057	10,455
Payment of tax withholding obligation on RSU settlement	(32,183)	(12,591)
Net cash provided by financing activities	2,007,556	4,753
Net increase in cash, cash equivalents, and restricted cash	905,278	94,682
Cash, cash equivalents, and restricted cash, beginning of period	154,214	91,224
Cash, cash equivalents, and restricted cash, end of period	$1,059,492	$185,906
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24	$70
Cash paid for income taxes, net of refunds	$5,842	$4,024
Cash paid for operating lease liabilities	$49,232	$36,623
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development	$7,664	$8,507
Accounts payable and accrued expenses related to property and equipment additions	$41,598	$36,394
Vesting of early exercised stock options	$—	$98
Indemnity holdback consideration associated with asset acquisitions and business combinations	$—	$2,023
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$97,759	$43,133

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and nine months ended September 30, 2025 and 2024.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$282,604	50%	$214,955	50%	$769,385	49%	$618,426	51%
Europe, Middle East, and Africa	153,298	27%	121,802	28%	430,589	28%	338,154	28%
Asia Pacific	84,667	15%	59,103	14%	233,206	15%	158,880	13%
Other	41,458	8%	34,222	8%	120,250	8%	94,220	8%
Total	$562,027	100%	$430,082	100%	$1,553,430	100%	$1,209,680	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$149,859	27%	$88,865	21%	$392,829	25%	$236,002	20%
Direct customers	412,168	73%	341,217	79%	1,160,601	75%	973,678	80%
Total	$562,027	100%	$430,082	100%	$1,553,430	100%	$1,209,680	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended September 30, 2025, the Company recognized revenue of $433.5 million, that was included in the corresponding contract liability balance at the beginning of the period presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Beginning balance	$183,919	$144,330	$172,217	$133,236
Capitalization of contract acquisition costs	36,520	27,766	95,518	75,851
Amortization of deferred contract acquisition costs	(26,404)	(19,716)	(73,700)	(56,707)
Ending balance	$194,035	$152,380	$194,035	$152,380
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,143.1 million. As of September 30, 2025, the Company expected to recognize 64% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The Company classifies money market funds within Level I of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its time deposits and investments, which are comprised of U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds, within Level II of the fair value hierarchy because the fair value of these securities is priced by using inputs based on non-binding market consensus prices that are primarily corroborated by observable market data or quoted market prices for similar instruments. The Company recognizes transfers between levels within the fair value hierarchy, if any, at the end of each period. There were no transfers between levels during the periods presented.
The following table summarizes the Company’s cash, cash equivalents and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of September 30, 2025 and December 31, 2024.

(in thousands)					Reported as:
September 30, 2025	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$166,035	$—	$—	$166,035	$159,187	$—	$6,848
Level I:
Money market funds	503,026	—	—	503,026	503,026	—	—
Level II:
Time deposits	125,000	—	—	125,000	125,000	—	—
Corporate bonds	1,004,566	2,853	(36)	1,007,383	—	1,007,383	—
U.S. treasury securities	1,932,031	3,403	(56)	1,935,378	124,466	1,810,912	—
U.S. government agency securities	112,998	18	(137)	112,879	—	112,879	—
Commercial paper	200,655	—	—	200,655	140,965	59,690	—
Subtotal	3,375,250	6,274	(229)	3,381,295	390,431	2,990,864	—
Total assets measured at fair value on a recurring basis	$4,044,311	$6,274	$(229)	$4,050,356	$1,052,644	$2,990,864	$6,848

(in thousands)					Reported as:
December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$51,410	$—	$—	$51,410	$44,887	$—	$6,523
Level I:
Money market funds	102,804	—	—	102,804	102,804	—	—
Level II:
Corporate bonds	466,769	1,125	(316)	467,578	—	467,578	—
U.S. treasury securities	1,120,478	2,403	(677)	1,122,204	—	1,122,204	—
U.S. government agency securities	69,872	55	(19)	69,908	—	69,908	—
Commercial paper	48,538	—	—	48,538	—	48,538	—
Subtotal	1,705,657	3,583	(1,012)	1,708,228	—	1,708,228	—
Total assets measured at fair value on a recurring basis	$1,859,871	$3,583	$(1,012)	$1,862,442	$147,691	$1,708,228	$6,523
As of September 30, 2025, the Company had $6.8 million in total restricted cash mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
The aggregate fair value of the Company’s money market funds and time deposits approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds and time deposits as of September 30, 2025 and December 31, 2024. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,886.6 million and $1,139.9 million as of September 30, 2025 and December 31, 2024, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $1,098.2 million and $565.8 million as of September 30, 2025 and December 31, 2024, respectively.
Net unrealized gain on investments was $6.0 million and $2.6 million as of September 30, 2025 and December 31, 2024, respectively and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of September 30, 2025, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA.
The Company carries the Notes (as defined below) issued in August 2021 and June 2025 at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2025, the fair value of the 2026 Notes and 2030 Notes (each as defined below) were $1,588.1 million and $2,276.8 million, respectively. The fair value of the Notes, which are classified as Level II financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of September 30, 2025 and December 31, 2024.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of September 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was $8.0 million and $8.2 million, respectively. Provision for bad debt for the three months ended September 30, 2025 and 2024 was $5.0 million and $2.6 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $12.8 million and $6.7 million, respectively. Write-offs of uncollectible accounts receivable for the three months ended September 30, 2025 and 2024 was $4.3 million and $2.6 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $13.0 million and $5.0 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024

	(in thousands)
Property and equipment:
Servers—network infrastructure	$672,942	$488,799
Construction in progress	69,857	68,973
Capitalized internal-use software	126,877	98,055
Office and computer equipment	39,871	30,872
Office furniture	7,316	7,068
Software	7,439	4,097
Leasehold improvements	50,500	49,047
Asset retirement obligation	827	827
Gross property and equipment	975,629	747,738
Less accumulated depreciation and amortization	(387,268)	(280,318)
Total property and equipment, net	$588,361	$467,420
Depreciation and amortization expense on property and equipment for the three months ended September 30, 2025 and 2024 was $43.7 million and $27.9 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $120.9 million and $78.3 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $7.9 million and $6.3 million for the three months ended September 30, 2025 and 2024, respectively, and $23.1 million and $17.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Goodwill
As of September 30, 2025 and December 31, 2024, the Company's goodwill was $181.1 million. No goodwill impairments were recorded during the nine months ended September 30, 2025 and 2024.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$24,820	$17,144	$7,676
Customer relationships	11,680	5,154	6,526
Other	4,462	253	4,209
Total acquired intangible assets, net	$40,962	$22,551	$18,411

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$22,131	$7,878	$14,253
Customer relationships	11,600	3,988	7,612
Total acquired intangible assets, net	$33,731	$11,866	$21,865
Amortization of acquired intangible assets was $3.7 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and $10.7 million and $9.7 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2025 (remaining three months)	$3,099
2026	6,727
2027	2,117
2028	1,896
2029	1,896
Thereafter	2,676
Total	$18,411
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 9.0 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 10.1 years. All of the Company's leases are classified as operating leases.

The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost	$17,310	$12,500	$47,182	$35,624
Total lease cost	$17,310	$12,500	$47,182	$35,624

Variable lease cost, short-term lease cost, and sublease income for the three and nine months ended September 30, 2025 and September 30, 2024 were not material.
As of September 30, 2025, the Company had $75.0 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between October 2025 and February 2027 and have an average lease term of 4.4 years.
As of September 30, 2025, the weighted-average remaining term of the Company’s operating leases was 4.8 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.8%.
Maturities of the operating lease liabilities as of September 30, 2025 are as follows:

September 30, 2025
(in thousands)
2025 (remaining three months)	$22,910
2026	67,873
2027	61,392
2028	39,388
2029	27,020
Thereafter	48,201
Total lease payments	$266,784
Less: Imputed interest	$(28,031)
Total operating lease liabilities	$238,753
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
None of the circumstances described in the paragraphs above were met during the quarter ended September 30, 2025.
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
2030 Capped Call Transactions
In connection with the offering of the 2030 Notes, the Company entered into privately-negotiated capped call option transactions (the 2030 Capped Calls) with certain financial institution counterparties. The 2030 Capped Calls each have an initial strike price of approximately $247.67 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls each have an initial cap price of approximately $469.73 per share, subject to certain adjustments. The 2030 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 8.1 million shares of the Company's Class A common stock. The 2030 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2030 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2030 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, a nationalization, insolvency, or delisting involving the Company. The 2030 Capped Calls expire in incremental components on each trading date between May 16, 2030 and June 13, 2030. As of September 30, 2025, the terms of the 2030 Capped Calls have not been adjusted.
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
The 2026 Notes are senior unsecured obligations of the Company and will mature on August 15, 2026, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated August 13, 2021 (the 2026 Indenture, and together with the 2030 Indenture, the Indentures). The 2026 Notes do not bear regular cash interest.

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
None of the circumstances described in the paragraphs above were met during the quarter ended September 30, 2025.
Based on the closing price of the Company's Class A common stock of $191.34 on September 30, 2025, the if-converted value of the 2026 Notes exceeded its principal amount by approximately $157.2 million. As of September 30, 2025, the Company classified the net carrying value of the 2026 Notes of $1,290.3 million as current portion of convertible senior notes, net.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of September 30, 2025, the terms of the 2026 Capped Calls have not been adjusted.
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
The 2025 Notes were convertible at an initial conversion rate of 26.7187 shares of the Company's Class A common stock per $1,000 principal amount of the 2025 Notes, which was equivalent to an initial conversion price of approximately $37.43 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture dated May 15, 2020.
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
The net carrying amounts of the Notes were as follows:

	September 30, 2025		December 31, 2024
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Principal	$2,000,000	$1,293,750	$—	$1,293,750
Unamortized debt issuance costs	(27,293)	(3,459)	—	(6,429)
Carrying amount, net	$1,972,707	$1,290,291	$—	$1,287,321
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,
	2025		2024
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Amortization of debt issuance costs	$1,451	$990	$—	$990
Total	$1,451	$990	$—	$990

	Nine Months Ended September 30,
	2025		2024
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Amortization of debt issuance costs	$1,660	$2,970	$—	$2,970
Total	$1,660	$2,970	$—	$2,970
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
As of September 30, 2025, the Company was in compliance with all covenants under the credit agreement.
As of September 30, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2025.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of September 30, 2025, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of September 30, 2025 and December 31, 2024, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	September 30, 2025	December 31, 2024

	(in thousands)
2026 Notes	10,311	10,311
2030 Notes	11,709	—
Stock options issued and outstanding	6,348	8,847
Remaining shares available for issuance under the 2019 Plan	84,290	69,012
Outstanding and unsettled RSUs and PSUs	11,194	11,879
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	20,176	16,893
Total shares of common stock reserved	144,028	116,942
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
Stock Options
The Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable to purchase shares of the Company's Class A common stock if the Company achieves certain stock price milestones and the employee continues to provide services to the Company through the applicable vesting dates (the Performance Options). The exercise price per share and the number of tranches and corresponding stock price milestones for the tranches of the Performance Options outstanding at such time were amended in the fiscal year ended December 31, 2023. As of September 30, 2025, there were approximately 2.9 million outstanding Performance Options.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The Company recorded a reversal of stock-based compensation of $12.7 million during the three months ended September 30, 2025 due to forfeitures of the Performance Options upon key employee departures. The total stock-based compensation expense for the Performance Options for the three months ended September 30, 2025 and 2024 were $(1.6) million and $9.4 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $12.5 million and $21.9 million, respectively. As of September 30, 2025, there was $89.2 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 3.3 years.
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
The total stock-based compensation expense for RSUs and PSUs for the three months ended September 30, 2025 and 2024 was $112.0 million and $78.8 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $315.7 million and $217.1 million, respectively. As of September 30, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs was $936.2 million that is expected to be recognized over a weighted-average period of 3.0 years. The stock-based compensation expense associated with PSUs, with market or financial performance conditions, were not material during the three and nine months ended September 30, 2025. As of September 30, 2025, the total unrecognized stock-based compensation related to PSUs with market conditions was $29.0 million and is expected to be recognized over a weighted-average period of 2.3 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. 164,778 shares of Class A common stock were purchased under the ESPP during the nine months ended September 30, 2025. As of September 30, 2025, the total unrecognized stock-based compensation expense related to the ESPP was not material and will be recognized through the year ended December 31, 2025.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cost of revenue	$3,423	$2,820	$9,368	$8,202
Sales and marketing	31,863	23,668	94,124	67,646
Research and development	34,309	38,990	112,958	99,974
General and administrative	40,322	22,777	111,379	68,147
Total stock-based compensation expense	$109,917	$88,255	$327,829	$243,969

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(1,159)	$(131)	$(13,632)	$(1,699)	$(80,836)	$(9,354)	$(58,489)	$(7,463)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	313,950	35,362	304,415	37,941	311,476	36,043	302,007	38,532
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.04)	$(0.26)	$(0.26)	$(0.19)	$(0.19)
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

	September 30,
	2025	2024

	(in thousands)
2026 Notes	6,762	6,762
2030 Notes	8,075	—
Unexercised stock options	6,348	9,652
Unvested RSUs and PSUs	11,194	10,462
Shares issuable pursuant to the ESPP	113	169
Total	32,492	27,045
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
The Company recorded an income tax expense of $3.1 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and an income tax expense of $8.0 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively.
The income tax expense of $3.1 million for the three months ended September 30, 2025 and $8.0 million for the nine months ended September 30, 2025 was primarily related to withholding taxes in the United States and income tax expense from foreign jurisdictions.

The income tax expense of $2.5 million for the three months ended September 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from foreign jurisdictions. The income tax expense of $5.9 million for the nine months ended September 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.
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
On July 4, 2025, the United States signed into law the One Big Beautiful Bill Act (OBBBA), which, among other provisions, makes permanent the immediate expensing of domestic research and development expenditures, reinstates 100% bonus depreciation for certain qualified property, and modifies the international tax framework. The enactment of OBBBA resulted in an immaterial impact on the income tax provision due to the Company’s full valuation allowance in the United States.
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

The acquired assets and assumed liabilities were recorded at their estimated fair values. The estimated useful life for the acquired developed technology is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Kivera's technology with the Company's technology.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue	$562,027	$430,082	$1,553,430	$1,209,680
Less:
Adjusted cost of revenue(1)	(138,948)	(90,970)	(370,420)	(252,876)
Adjusted sales and marketing expense(1)	(201,160)	(160,181)	(566,702)	(466,442)
Adjusted research and development expense(1)	(82,506)	(70,452)	(242,927)	(194,616)
Adjusted general and administrative expense(1)	(53,475)	(45,011)	(159,127)	(132,882)
Other segment items(2)	(87,228)	(78,799)	(304,444)	(228,816)
Net loss	$(1,290)	$(15,331)	$(90,190)	$(65,952)
(1) Cost of revenue, sales and marketing expense, research and development expense and general and administrative expense in the condensed consolidated statements of operations are adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, and lease impairment charges during the three and nine months ended months ended September 30, 2025 and 2024, and a one-time compensation charge during three months ended March 31, 2024.
(2) Other segment items include the adjustments described in the notes above, as well as interest income, interest expense, other income (expense), net and provision for income taxes in the condensed consolidated statements of operations.
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	September 30, 2025	December 31, 2024

	(in thousands)
United States	$282,358	$233,818
Rest of the world	306,003	233,602
Total property and equipment, net	$588,361	$467,420
No single country other than the United States accounted for more than 10% of total property and equipment, net as of September 30, 2025 and December 31, 2024.

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
◦International reach. Our global network, with a presence in more than 330 cities and over 125 countries worldwide, has helped to foster our strong international growth. International markets represented 50% and 50% of our revenue in the three months ended September 30, 2025 and 2024, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
We are closely monitoring macroeconomic developments and global events, such as the tariffs described above and conflicts in the Middle East and Ukraine and the potential worsening or expansion of those conflicts and other areas of geopolitical tension around the world, and other geopolitical events such as elections and other governmental changes, and, in each case, how they may adversely impact our and our customers’ businesses. Weak economic conditions or uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, threats of tariffs and other impediments to cross-border trade, trade agreements or governmental fiscal, monetary and tax policies, among others, also could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth from prior periods (including with respect to new customers). We believe macroeconomic uncertainty could persist through 2026. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Gross profit	$415,711	$334,115	$1,162,861	$939,664
Gross margin	74%	78%	75%	78%
Loss from operations	$(37,460)	$(30,794)	$(157,971)	$(120,042)
Non-GAAP income from operations	$85,938	$63,468	$214,254	$162,864
Operating margin	(7)%	(7)%	(10)%	(10)%
Non-GAAP operating margin	15%	15%	14%	13%
Net cash provided by operating activities	$167,123	$104,727	$412,703	$253,121
Net cash used in investing activities	$(629,518)	$(76,400)	$(1,514,981)	$(163,192)
Net cash provided by (used in) financing activities	$(3,569)	$(2,411)	$2,007,556	$4,753
Free cash flow	$74,971	$45,279	$161,118	$119,161
Net cash provided by operating activities (as a percentage of revenue)	30%	24%	27%	21%
Free cash flow margin	13%	11%	10%	10%
Paying customers(1)	295,552	221,540
Paying customers (> $100,000 Annualized Revenue)(1)	4,009	3,265
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$282,604	50%	$214,955	50%	$769,385	49%	$618,426	51%
Europe, Middle East, and Africa	153,298	27%	121,802	28%	430,589	28%	338,154	28%
Asia Pacific	84,667	15%	59,103	14%	233,206	15%	158,880	13%
Other	41,458	8%	34,222	8%	120,250	8%	94,220	8%
Total	$562,027	100%	$430,082	100%	$1,553,430	100%	$1,209,680	100%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Loss from operations	$(37,460)	$(30,794)	$(157,971)	$(120,042)
Add:
Stock-based compensation expense and related employer payroll taxes	119,699	91,767	357,587	258,001
Amortization of acquired intangible assets	3,699	2,417	10,686	9,665
Acquisition-related and other expenses	—	78	112	240
One-time compensation charge	—	—	—	15,000
Lease impairment charges	—	—	3,840	—
Non-GAAP income from operations	$85,938	$63,468	$214,254	$162,864
Operating margin	(7)%	(7)%	(10)%	(10)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	15%	15%	14%	13%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Net cash provided by operating activities	$167,123	$104,727	$412,703	$253,121
Less: Purchases of property and equipment	(84,641)	(50,203)	(230,427)	(111,884)
Less: Capitalized internal-use software	(7,511)	(9,245)	(21,158)	(22,076)
Free cash flow	$74,971	$45,279	$161,118	$119,161
Net cash used in investing activities	$(629,518)	$(76,400)	$(1,514,981)	$(163,192)
Net cash provided by (used in) financing activities	$(3,569)	$(2,411)	$2,007,556	$4,753
Net cash provided by operating activities (as a percentage of revenue)	30%	24%	27%	21%
Less: Purchases of property and equipment (as a percentage of revenue)	(15)%	(11)%	(15)%	(9)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(2)%	(2)%
Free cash flow margin	13%	11%	10%	10%

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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 295,552 and 221,540 as of September 30, 2025 and September 30, 2024, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period, which represents a small portion of our total revenue and may not be recurring. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 4,009 and 3,265 as of September 30, 2025 and September 30, 2024, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention rate measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention rate for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention rate includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention rate excludes professional services and the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates were 119% and 110% for the three months ended September 30, 2025 and September 30, 2024, respectively.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)		(dollars in thousands)
Revenue	$562,027	$430,082	$1,553,430	$1,209,680
Cost of revenue	146,316	95,967	390,569	270,016
Gross profit	415,711	334,115	1,162,861	939,664
Operating expenses:
Sales and marketing	236,309	185,221	669,679	553,824
Research and development	120,956	110,911	370,602	301,161
General and administrative	95,906	68,777	280,551	204,721
Total operating expenses	453,171	364,909	1,320,832	1,059,706
Loss from operations	(37,460)	(30,794)	(157,971)	(120,042)
Non-operating income (expense):
Interest income	42,529	22,471	89,334	65,438
Interest expense	(2,912)	(1,433)	(5,879)	(3,751)
Other income (expense), net	(307)	(3,066)	(7,682)	(1,673)
Total non-operating income, net	39,310	17,972	75,773	60,014
Income (loss) before income taxes	1,850	(12,822)	(82,198)	(60,028)
Provision for income taxes	3,140	2,509	7,992	5,924
Net loss	$(1,290)	$(15,331)	$(90,190)	$(65,952)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	26	22	25	22
Gross margin	74	78	75	78
Operating expenses:
Sales and marketing	42	43	43	46
Research and development	22	26	24	25
General and administrative	17	16	18	17
Total operating expenses	81	85	85	88
Loss from operations	(7)	(7)	(10)	(10)
Non-operating income (expense):
Interest income	8	5	6	5
Interest expense	(1)	—	—	—
Other income (expense), net	—	(1)	(1)	—
Total non-operating income, net	7	4	5	5
Income (loss) before income taxes	—	(3)	(5)	(5)
Provision for income taxes	—	1	1	—
Net loss	—%	(4)%	(6)%	(5)%
Comparison of Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$562,027	$430,082	$131,945	31%	$1,553,430	$1,209,680	$343,750	28%
Revenue increased by $131.9 million and $343.8 million, or 31% and 28%, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The increase in revenue was primarily due to the addition of new paying customers, as our number of paying customers increased by 33% as of September 30, 2025 compared to the prior period ended September 30, 2024, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 119% for the three months ended September 30, 2025.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$146,316	$95,967	$50,349	52%	$390,569	$270,016	$120,553	45%
Gross margin	74%	78%			75%	78%
Cost of revenue increased by $50.3 million, or 52%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in the cost of revenue was primarily due to an increase of $16.7 million of third-party technology services costs, an increase of $16.0 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, and an increase of $12.4 million in depreciation expense due to an increase in server acquisitions and deployments.
Cost of revenue increased by $120.6 million, or 45%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in the cost of revenue was primarily due to an increase of $38.5 million in third-party technology services costs, an increase of $38.4 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $32.1 million in depreciation expense due to increase in server acquisitions and deployments, and an increase of $6.6 million related to the amortization of acquired developed technology and capitalized internal-use software costs.
Gross margin decreased to 74% from 78%, and 75% from 78%, respectively, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. The decrease in gross margin was primarily due to the increases in costs mentioned above.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$236,309	$185,221	$51,088	28%	$669,679	$553,824	$115,855	21%
Sales and marketing expenses increased by $51.1 million, or 28%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by $35.8 million in increased employee-related costs due to a 22% increase in headcount in our sales and marketing organization, including an increase of $8.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $3.8 million in expenses for marketing programs, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $3.2 million in co-location and bandwidth expenses for free customers, and an increase of $1.9 million in allocated overhead costs.
Sales and marketing expenses increased by $115.9 million, or 21%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by $77.7 million in increased employee-related costs due to a 22% increase in headcount in our sales and marketing organization, including an increase of $26.2 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $8.0 million in co-location and bandwidth expenses for free customers, an increase of $6.1 million in expenses for marketing programs, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $6.0 million in travel-related expenses, an increase of $5.2 million in consulting expenses, an increase of $3.5 million in allocated overhead costs, and an increase of $3.4 million in subscription expenses.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Research and development	$120,956	$110,911	$10,045	9%	$370,602	$301,161	$69,441	23%
Research and development expenses increased by $10.0 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by $8.0 million in increased employee-related costs due to a 14% increase in headcount in our research and development organization. The increase in employee-related cost was net of a $5.5 million decrease in stock-based compensation expense. The Company recorded a reversal of stock-based compensation of $10.0 million during the three months ended September 30, 2025 due to forfeitures of the Performance Options upon a key employee departure.
Research and development expenses increased by $69.4 million, or 23%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by $63.4 million in increased employee-related costs due to a 14% increase in headcount in our research and development organization, including an increase of $12.1 million in stock-based compensation expense, net of a $10.0 million decrease due to forfeitures of the Performance Options upon a key employee departure.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
General and administrative	$95,906	$68,777	$27,129	39%	$280,551	$204,721	$75,830	37%
General and administrative expenses increased by $27.1 million, or 39%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by $23.6 million in increased employee-related costs due to a 9% increase in headcount in our general and administrative organization, including an increase of $18.5 million in stock-based compensation expense. This increase was partially offset by $1.9 million of decreased allocated overhead costs.
General and administrative expenses increased by $75.8 million, or 37%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by $62.4 million in increased employee-related costs due to a 9% increase in headcount in our general and administrative organization, including an increase of $46.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $6.0 million in bad debt expense, an increase of $5.6 million in travel-related expenses, and an increase of $4.0 million in third-party technology services costs. These increases were partially offset by $6.2 million of decreased allocated overhead costs.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Interest income	$42,529	$22,471	$20,058	89%	$89,334	$65,438	$23,896	37%
Interest income increased by $20.1 million and $23.9 million, or 89% and 37%, respectively, during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. The increase in interest income was primarily driven by the increase in investment balance.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(2,912)	$(1,433)	$(1,479)	103%	$(5,879)	$(3,751)	$(2,128)	57%

Interest expense did not significantly fluctuate during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024.
Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(307)	$(3,066)	$2,759	(90)%	$(7,682)	$(1,673)	$(6,009)	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$3,140	$2,509	$631	25%	$7,992	$5,924	$2,068	35%

The net change in income taxes for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is $0.6 million. The income tax expense of $3.1 million and $2.5 million for the three months ended September 30, 2025 and September 30, 2024, respectively, was primarily related to withholding taxes in the United States and income tax expense from foreign jurisdictions.
The net change in income taxes for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is $2.1 million. The income tax expense of $8.0 million for the nine months ended September 30, 2025 was primarily related to withholding taxes in the United States and income tax expense from foreign jurisdictions. The income tax expense of $5.9 million for the nine months ended September 30, 2024 was primarily related to withholding taxes in the United States and income tax expense from foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as cash flow from our operating activities, and we expect to continue to finance our operations using the same sources for the foreseeable future. In May 2020, we issued $575.0 million aggregate principal amount of the 0.75% Convertible Senior Notes due 2025 (the 2025 Notes), which are no longer outstanding as of September 30, 2025 due to subsequent repurchases and conversions. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes, from which we received net proceeds of $1,274.0 million. In May 2024, we entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits us to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of September 30, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2025. In connection with the offering of the 2025 Notes, we entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. In March 2025, we elected cash settlement for the 2025 Capped Calls, which resulted in recognition of the derivative asset for $308.3 million. In May 2025, the Company received $309.6 million in cash in connection with the 2025 Capped Calls settlement, and recognized a gain of $1.3 million in other income (expense), net on the Company's condensed consolidated statement of operations. In June 2025, we issued $2,000.0 million aggregate principal amount of the 2030 Notes, from which we received net proceeds of $1,971.0 million. In connection with the offering of the 2030 Notes, we entered into additional privately-negotiated capped call option transactions with certain financial institution counterparties.
As of September 30, 2025, we had cash and cash equivalents of $1,052.6 million, including $21.1 million held by our foreign subsidiaries. Our cash and cash equivalents consist of cash, highly liquid money market funds, time deposits, U.S. treasury securities, and commercial paper. We also had available-for-sale securities of $2,990.9 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of September 30, 2025, our investment portfolio consisted of investment grade securities with an average credit rating of AA. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,192.8 million as of September 30, 2025. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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

As of September 30, 2025, our material cash requirements include contractual obligations from the Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of September 30, 2025, we had $6.8 million recognized as total restricted cash on our condensed consolidated balance sheets mainly related to indemnity holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$412,703	$253,121
Net cash used in investing activities	$(1,514,981)	$(163,192)
Net cash provided by financing activities	$2,007,556	$4,753
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2025 was $412.7 million, which resulted from a net loss of $90.2 million, adjusted for non-cash charges of $584.3 million and net cash outflow of $81.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $327.8 million for stock-based compensation expense, $137.2 million for depreciation and amortization expense, $73.7 million for amortization of deferred contract acquisition costs, $47.2 million for non-cash operating lease costs, $12.8 million for provision of bad debt, and $4.6 million for amortization of debt issuance costs, which were partially offset by $21.5 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $95.5 million increase in deferred contract acquisition costs due to the addition of new customers, a $62.3 million increase in prepaid expenses and other current assets, a $47.9 million increase in accounts receivable, net, related to operating activities, which increased due to our growing customer base and timing of collections from our customers, an increase of $41.9 million in payments related to operating lease liabilities, and a $6.1 million increase in contract assets, and a $4.3 million decrease in accounts payable, which were partially offset by a $145.0 million increase in deferred revenue, a $17.6 million increase in accrued expenses and other current liabilities, a $9.3 million increase in accrued compensation, and a $4.4 million decrease in other noncurrent assets related to operating activities.
Net cash provided by operating activities during the nine months ended September 30, 2024 was $253.1 million, which resulted from a net loss of $66.0 million, adjusted for non-cash charges of $403.1 million and net cash outflow of $84.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $244.0 million for stock-based compensation expense, $91.5 million for depreciation and amortization expense, $56.7 million for amortization of deferred contract acquisition costs, $35.6 million for non-cash operating lease costs, $7.4 million for provision of bad debt, and $3.0 million for amortization of convertible note issuance costs, which were partially offset by $34.0 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $75.9 million increase in deferred contract acquisition costs due to increased headcount of commission eligible employees, $36.0 million in payments related to operating lease liabilities, a $25.3 million increase in prepaid expenses and other current assets, a $12.0 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, and a $2.4 million increase in contract assets, which were partially offset by a $46.9 million increase in deferred revenue, a $7.8 million increase in accounts payable related to operating activities, a $7.6 million increase in accrued expenses and other current liabilities, and a $3.7 million increase in accrued compensation.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 of $1,515.0 million resulted primarily from the purchases of available-for-sale securities of $2,586.6 million, capital expenditures of $230.4 million, capitalization of internal-use software development costs of $21.2 million, and cash paid for asset acquisitions and business combinations, net of cash acquired of $6.5 million, which were partially offset by the maturities of available-for-sale securities of $1,329.0 million.
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
Financing Activities
Net cash provided by financing activities of $2,007.6 million during the nine months ended September 30, 2025 was primarily due to $2,000.0 million gross proceeds from the issuance of the 2030 Notes, $309.6 million proceeds from the settlement of the 2025 Capped Calls, $29.5 million of proceeds from the exercise of vested stock options, and $13.1 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP), which were partially offset by $283.4 million from the purchases of capped calls related to the 2030 Notes (the 2030 Capped Calls), $32.2 million of payments of tax withholding on RSU settlements, and $29.0 million cash paid for issuance costs related to the 2030 Notes.
Net cash provided by financing activities of $4.8 million during the nine months ended September 30, 2024 was primarily due to $10.5 million proceeds from the issuance of Class A common pursuant to the ESPP, and $9.0 million of proceeds from the exercise of vested stock options, which were partially offset by $12.6 million of payments of tax withholding on RSU settlements and $2.1 million cash paid for issuance costs on revolving credit facility.
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no changes to these policies for the nine months ended September 30, 2025.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software. The ASU is intended to make targeted improvements to the accounting and application of guidance related to capitalized software development costs. The ASU is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of the new standard.
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
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at the Company's option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of September 30, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2025.
As of September 30, 2025, we had cash and cash equivalents of $1,052.6 million and available-for-sale securities of $2,990.9 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in an increase of $22.4 million or decrease of $21.9 million in the market value of our investments in available-for-sale securities as of September 30, 2025.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the nine months ended September 30, 2025 and 2024, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our condensed consolidated financial statements.
We have a cash flow hedging program in place and enter into derivative transactions to manage certain foreign currency exchange risks that arise in our ordinary business operations. We do not enter into foreign currency exchange contracts for speculative or trading purposes. All of our foreign currency exchange contracts have a maturity of 12 months or less. We enter into master netting agreements with select financial institutions to reduce our credit risk, and we trade with several counterparties to reduce our concentration risk with any single counterparty. We do not have significant exposure to counterparty credit risk at this time. We do not require nor are we required to post collateral of any kind related to our foreign currency derivatives. These derivatives are designated as cash flow hedges under accounting guidance for derivatives and hedging.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $1.3 million and $15.3 million for the three months ended September 30, 2025 and 2024, respectively, and $90.2 million and $66.0 million for the nine months ended September 30, 2025 and 2024, respectively, and as of September 30, 2025, we had an accumulated deficit of $1,192.8 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $562.0 million and $430.1 million for the three months ended September 30, 2025 and 2024, respectively, and $1,553.4 million and $1,209.7 million for the nine months ended September 30, 2025 and 2024, respectively. However, our rate of revenue growth has slowed in recent periods and may continue to slow in future periods. You should not consider our historical growth in revenue as indicative of our future performance. In particular, our revenue growth rates may continue to slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
Our competitors provide both on-premises, appliance-based solutions, and cloud-based services that have functionality similar to our network and products. We expect competition to increase as other established and emerging companies and start-ups enter the markets for products and solutions for security, performance, and reliability, in particular with respect to cloud-based solutions, as customer requirements evolve and as new products, services, and technologies, including those that leverage artificial intelligence (AI) and machine learning, are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
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
A substantial majority of our revenue in the nine months ended September 30, 2025 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. Changes in the senior leadership of our sales team could negatively impact our ability to retain current members of our sales team or attract new talent. In addition, as we continue to develop and sell newer types of products and product features, such as our suite of Zero Trust and network services solutions and our Cloudflare Developer Platform products, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 4,160 employees as of September 30, 2024 to 4,838 employees as of September 30, 2025. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
Our ability to attract new customers and retain, and increase, revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these forces on a timely basis and continue to introduce enhancements to our network and existing products and develop new products that have the features, and that function with the security, performance, and reliability capabilities, demanded by our customers, especially our large customers. If new technologies or advancements in technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently, more securely or reliably, or are higher performing, these technologies or advancements could render our network and existing products less attractive to our current and prospective future customers, or obsolete. For example, AI and machine learning may change the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt these new technologies may face a competitive disadvantage. The development of novel attacks or exploits by criminal or malicious elements or hostile state actors also could render our network and existing products less effective or obsolete. If we are unable to develop new products and enhance our existing products so that they have the features and capabilities required by existing and potential new customers, especially large customers, our business, results of operations, and financial condition will be materially and adversely affected.
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
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products has been in the past, and may be in the future, disrupted by third parties, including nation-

states, competitors, hackers, disgruntled employees, former employees, or contractors. For example, in November 2023, we detected that a likely nation-state threat actor had gained unauthorized access to one of our internal systems. While we immediately began investigating the intrusion and believe we cut off the threat actor’s access prior to significant impact on our customer data or systems, we expect we will continue to be subject to similar threats of unauthorized access in the future and we may not be as successful in quickly identifying such intrusions and mitigating the impacts of such intrusions. We also face the possibility of security threats from other sources, such as employee or contractor errors (such as errors in utilizing AI or machine learning in our products or in the operation of our business) or malfeasance. For example, hostile third parties, including nation-states and their agents, in the past have sought direct or indirect employment at Cloudflare, or attempted to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products and in the future other hostile third parties may take similar actions. As our business grows and we employ more employees and engage more contractors in more countries around the world, our ability to supervise the actions of our employees and contractors will decrease and the risk of an employee or contractor error or act of malfeasance will increase. These security threats from third parties are also likely to increase as the numbers, sizes, and types of customers using our network and products increases, particularly our customers that are involved in particularly sensitive industries or activities, such as banking and finance companies and governmental entities or in relation to elections in the United States or elsewhere. Additionally, AI and machine learning may increase cybersecurity risks we face through, for example, being used to increase the prevalence or intensity of cyber attacks.
While we have implemented security measures internally and have integrated security measures into our network and products, these measures have not always functioned as expected and have not always detected or prevented all unauthorized activity, prevented all security breaches or incidents, mitigated all security breaches or incidents, or protected against all attacks or incidents and these types of security failures could occur again in the future. For example, we have experienced multiple social engineering attacks where third parties have attempted, and in limited cases succeeded, in breaching our network perimeter security. While these attacks did not effectively get beyond our network perimeter security and we have not suffered any material consequences as a result of these breaches, we cannot be certain that future breaches will be avoided or, if future breaches are successful, that we will not experience material detrimental impacts, particularly if those breaches involve third party access to decrypted or other sensitive data. In addition, there is risk that the vendors we use may be attacked and the controls we have in place are bypassed and our data accessed as a result. For example, one of the IT tools our employees used internally until the first quarter of 2023 was the subject of a large security incident in December 2022, which resulted in unauthorized parties stealing large amounts of the IT tools' customers’ data, including our data. We are not aware of any of our systems having been compromised as a result of this security incident due to additional required authorization and authentication events we have in place, particularly when accessing sensitive systems and resources, and we have since changed to using a new IT tool internally. In addition, in March 2022 and October 2023, breaches of the systems of our former identity access management vendor resulted in attacks on our systems. While we quickly discovered these resulting attacks on our systems and believed we had fully contained their impact on our systems and data, the October 2023 breach of our systems contributed to the November 2023 intrusion of our systems by a likely nation-state threat actor. Further, in August 2025, a breach of a third-party chat agent integrated with our customer relationship management system allowed threat actors to gain unauthorized access to some of our customer contact and support information. While none of these incidents had a material impact on our business, results of operations or financial condition, we cannot be certain that compromises of our systems will not happen in the future as a result of these incidents or other similar incidents with third party vendors that we use to help secure our internal systems and that such incidents will not have a material impact on our results of operations or financial condition. Such incidents, whether or not successful, could result in our incurring significant costs related to, among other things, changes to our internal systems, remediating or replacing equipment within our global network, implementing additional threat protection measures, making modifications to our products and our global network, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with credits under our agreements with them or other incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Because these threats are constantly evolving, we believe successfully defending against them or implementing adequate preventative measures will become increasingly challenging.
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
Additionally, even in the absence of malicious actions, our network and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended and the likelihood of these problems may increase as we continue to expand the number and complexity of our products and related features, through AI or otherwise, that we offer to our customers through our global network. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our network and products. Deployment of our network and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. In addition, any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our network and products are insecure, underperforming, or unreliable. For example, we have experienced a limited number of network outages over the past five years due to a variety of causes.
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
As of September 30, 2025, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 330 cities and over 125 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-

location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, increased prices due to tariffs (such as the tariffs the United States and other countries recently implemented or threatened to implement), increased prices and constraints based on the then-current availability with an increased demand, terms, and pricing of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. We may also be subject to price increases from these suppliers should they be negatively impacted by tariffs or other regulations, such as the tariffs the United States and other countries recently implemented or threatened to implement. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source or location for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed. In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, military conflicts and geopolitical tensions, labor strikes, or other related conditions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, during 2021 and continuing through the first quarter of 2022, a global shortage of CPUs, RAM, SSDs, and other electronics resulted in supply constraints for a number of electronics firms, including manufacturers of servers. This global shortage disrupted and increased the cost, and other shortages or similar supply constraints in the future may disrupt or increase the cost, of some of our expected purchases of network equipment and servers. If our supply of certain components is disrupted or delayed or becomes more expensive, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay or additional costs in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment at existing co-location facilities, cause other constraints on our operations that could damage our customer relationships, or otherwise adversely impact our business, financial condition, or results of operations.
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

Our business is subject to regulation by various federal, state, local, and non-U.S. governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy, data protection, and information security laws and regulations, intellectual property laws, telecommunications laws and regulations, employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, governmental trade sanctions laws, import and export controls, anti-corruption and anti-bribery laws, federal securities laws, and tax laws and regulations. In addition, emerging tools and technologies we may utilize in providing our products and solutions, like AI and machine learning, have, and may in the future, become subject to regulation under new laws or new applications of existing laws. For example, the EU AI Act has gone into effect and several U.S. states are also enacting laws governing the use of AI. In certain jurisdictions, some or all of these regulatory requirements may be more stringent than in the United States.
In addition, the United States, the EU, and other jurisdictions are considering expanding or have expanded regulatory requirements for services such as ours, with potential requirements such as collection and verification of customer data, limitations on the use of non-personal data, limitations on the transfer of certain types of data to named countries or entities, data switching obligations, requirements to block online content in response to regulatory notices or judicial orders, cybersecurity incident reporting obligations, expanded registration requirements, or requirements to have personnel in the country. The rapid expansion of proposed regulations, as well as possible conflicting requirements, may make it challenging for us to identify and comply with all new global regulations that may apply to our services. For example, the new EU Data Act imposes service switching obligations designed to remove commercial and technical obstacles for customers by phasing out switching charges and requiring us to assist with data portability. It also imposes requirements related to the cross-border data transfer of non-personal data. We may be required to provide more flexible termination rights to customers and incur substantial costs to comply with the EU Data Act, as well as become subject to substantial fines or civil litigation for noncompliance.
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
•substantial changes to our termination of contracts;
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
Our actual or perceived failure to comply with privacy, data protection, information security, AI, and other applicable laws, regulations, and obligations could harm our business.

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
This is especially true regarding the cross-border transfer of personal data. For example, in July 2023, the European Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework, which generally allows the free flow of EU personal data to the United States for participating entities. While this framework currently serves as a means for cloud service providers like our company to freely transfer EU personal data to the United States, it may be subject to future legal challenges, suspension, amendment, repeal, or limitations to its scope by the European Commission. In addition, some customers and vendors may be unwilling to rely on this framework due to these and other uncertainties, including perceived uncertainty about the U.S. stance on the existing legal framework. In addition, in January 2023, the European Data Protection Board issued its 2022 Coordinated Enforcement Action on the use of cloud-based services by the public sector, in which it expressed concerns that EU public sector entities may not be able to use U.S.-based cloud service providers consistently with GDPR due to their concerns about the ability of U.S. government agencies to access EU personal data. Following that, the European Data Protection Supervisor found in March 2024 that the European Commission’s use of Microsoft 365 violated the GDPR in part due to EU personal data being transferred to countries that had not been determined by the EU to provide adequate level of protection suggests that EU regulators are continuing to subject data transfers outside the EU to careful scrutiny.
In addition, the United States has enacted the Protecting Americans' Data from Foreign Adversaries Act (PADFA), and the U.S. Department of Justice released a final rule, effective on April 8, 2025, implementing President Biden’s February 2024 Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, both of which restrict the transfer of certain types of data to named jurisdictions or covered entities. We have incurred additional costs and invested resources in addressing these new regulations, and as we continue to monitor the impact these new regulations have on our and our customers’ business, we may incur additional costs and may need to invest additional resources in order to make changes to our practices as may be required under these regulations.
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

We also expect that there will continue to be new, and amendments to existing, laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in the United States and various individual U.S. states. In the United States, various federal laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, and the Gramm-Leach-Bliley Act. In addition, there are also a number of recently enacted or proposed U.S. federal and state privacy and data protection bills in Congress and state legislatures across the country.
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
Laws and regulations regarding the development, use, and deployment of AI technologies in the EU, U.S., and elsewhere are increasing in complexity. For example, the EU AI Act has compliance deadlines throughout 2025 and into 2026, and U.S. states such as Texas and Colorado are enacting laws governing the development, use, and deployment of AI. Numerous jurisdictions have proposed legislation to regulate the development, use, and deployment of AI, in whole or in part. As we continue to see efforts to regulate this new technology, we have incurred and will continue to incur costs to address the impact, if any, of these laws and regulations regulating AI on our products and practices.
More generally, as obligations regarding privacy, AI, data protection, and information security increase in complexity, we may be required to incur substantial costs to adapt our policies and business practices as well as engage in additional contractual negotiations. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, applicable laws or regulations, or any of our other legal obligations relating to privacy, AI, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability or cause our customers to lose trust in us, which could cause them to cease or reduce use of our products and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products.
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

Changes in accounting principles, changes in global tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our provision for income taxes. For example, the United States signed into law the One Big Beautiful Bill Act on July 4, 2025, which permanently extends many of the expiring provisions from the Tax Cuts and Jobs Act and modifies a number of international provisions. Additionally, the Organization for Economic Cooperation and Development (OECD) published model rules within the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) to address the challenges arising from the digitalization of the global economy. The Inclusive Framework includes provisions related to the taxation of the digital economy and the establishment of a 15% global minimum tax under Pillar Two.. A number of foreign countries have enacted, or intend to enact, legislation adopting parts of the Inclusive Framework. Any of the foregoing changes, if and to the extent implemented, could have an adverse impact on our results of operations, cash flows, and financial condition.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 50% and 50% of our revenue from our international customers for the three months ended September 30, 2025 and 2024, respectively, and 51% and 49% of our revenue from our international customers for the nine months ended September 30, 2025 and 2024, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 330 cities and over 125 countries worldwide as of September 30, 2025. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•laws and regulations related to privacy, AI, data protection, security requirements, data localization, or content restriction that could pose risks to our intellectual property, increase the cost of doing business in a country, subject us to greater risks of claims and enforcement actions by regulators or others, subject us and our current and potential customers to burdensome requirements, increase the chance that current and potential customers may be unable to use our products or may be required to lessen or alter how they use our products, or create other disadvantages to our business or negative impacts on our results of operations;
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
Substantially all of our sales contracts are denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which could reduce demand for our products or cause us to discount our products, which could adversely affect our financial condition and results of operations.
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
Our business activities are subject to various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control and similar foreign laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (EAR). We incorporate encryption technology into certain of our products, and the encryption products and the underlying technology may be exported outside the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorizations, including the filing of classification requests or self-classification reports. Further, the U.S. economic sanctions laws and export control laws include restrictions or prohibitions on the sale or supply of most products and services to U.S. embargoed or sanctioned countries, governments, persons, and entities. On September 29, 2025, the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) released an interim final rule that expands export control restrictions and licensing requirements under the EAR Entity List and Military End-User List to foreign entities that are 50% or more owned by one or more listed parties, which BIS has labeled the “Affiliates rule.” The Affiliates rule significantly raises the bar for compliance with EAR by imposing an affirmative responsibility to know the ownership of the foreign companies that are parties to any transactions. Even though we take precautions and have implemented policies and practices to assist in compliance, there is a risk that we may not be in full compliance with these laws.
In 2019, we learned that we may have failed to comply with certain U.S. export-related filing and reporting requirements and may have submitted incorrect information to the U.S. government in connection with certain hardware exports. Upon learning of these potential violations and associated export control requirements, we promptly initiated a voluntary internal review and are taking remedial measures to prevent similar export control anomalies from occurring in the future. In May 2019, we submitted an initial voluntary self-disclosure to BIS regarding potential violations of EAR and a voluntary self-disclosure to the Census Bureau regarding potential violations of the Foreign Trade Regulations. In July 2019, we filed the full and complete voluntary self-disclosures. The voluntary self-disclosure to the Census Bureau was completed with no penalties in November 2019. The voluntary self-disclosure to BIS was completed with no penalties in June 2020.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of September 30, 2025, we had 368 issued patents and 55 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within China. We must protect this proprietary information in order to realize commercial benefit from our investment.
In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, contractors, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Further, errors made by our employees or contractors in utilizing AI or machine learning in our products or in the operation of our business could result in proprietary or other confidential information being exposed externally. In addition, others may independently discover our trade secrets or develop similar technologies and processes, in which case we would not be able to assert trade secret rights against them. Laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. We may not be effective in policing unauthorized use of our intellectual property rights, and even if we do detect violations, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and any such litigation could be unsuccessful, lead to the invalidation of our proprietary rights, or lead to counterclaims by other parties against us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our network and products, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our network and products and their features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including inflation and related changes in monetary policy, changing interest rates, volatile energy prices, and other impacts of the conflicts in the Middle East and Ukraine, or other areas of geopolitical tension around the world, or any worsening or expansion of those conflicts or geopolitical tensions.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2025, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 72.8% of the voting power of our capital stock, with our co-founders together holding approximately 51.6% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of September 30, 2025, $1,293.8 million in aggregate principal amount of the 2026 Notes were outstanding and $2,000.0 million in aggregate principal amount of the 2030 Notes were outstanding. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of the Notes, and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (which is defined in the applicable Indenture governing the applicable series of Notes) at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date for such series of Notes. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the applicable Indenture or to pay any cash payable on future conversions of the Notes as required by the applicable Indenture would constitute a default. A default under either Indenture or the occurrence of a fundamental change under either series of the Notes could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof in accordance with the terms of the Indentures. Any failure by us to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof, in each case, when required to do so pursuant to the terms of the applicable Indenture could harm our business, results of operations, and financial condition.
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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, the following director, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On August 20, 2025, Katrin Suder, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 4,355 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 19, 2026, or earlier if all transactions under the trading arrangement are completed.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: October 30, 2025	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2025	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)