Form 10-K
period 2025-12-31
Cloudflare, Inc.
filed 2026-02-26
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
____________
FORM 10-K
__________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2025 as reported by the New York Stock Exchange on such date was approximately $35.7 billion. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of February 12, 2026, 317,576,096 shares of the registrant's Class A common stock were outstanding and 34,404,202 shares of the registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•the impact of conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, threats of tariffs and other impediments to cross-border trade, and any related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•Conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
•If we are unable to attract new paying and free customers, our future results of operations could be harmed.
•Our business depends on our ability to retain and upgrade paying customers, expand the number of products we sell to paying customers, and, for certain of our products, expand our paying customers' usage of such products, and, to a lesser extent, convert free customers to paying customers, and any decline in renewals, upgrades, expansions, usage, or conversions could adversely affect our future results of operations.
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
•Repaying and servicing our existing and future debt, including our Notes (as defined below) and borrowings under our Revolving Credit Facility (as defined below), may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

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
We are also expanding the capabilities of our network servers to enable AI workloads that are suited to take into account the widely distributed nature of our network. Additionally, our software is designed to manage the deployment and execution of our product developers’ code and our customers’ code across our network. Because we manage the execution and prioritization of code running across our network, it means that we are both able to improve the performance of our highest paying customers, and also effectively leverage idle capacity across our network. We have chosen to utilize this idle capacity to create a free tier of service which has generated substantial global scale for us. In turn, this scale makes us attractive partners for Internet Service Providers (ISPs) globally, which reduces our co-location and bandwidth costs. As our network grows, these dynamics become even more powerful. Today, our network spans more than 330 cities in over 125 countries worldwide and interconnects with over 13,000 networks globally, including major ISPs, cloud services, and enterprises.

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
Our Products
We deliver a suite of deeply integrated products that serve as a unified control plane for our customers, allowing them to build, connect, and secure applications and corporate infrastructure. Customers can quickly and easily join Cloudflare by using just one of our products and then expand their usage of Cloudflare over time by adding additional products. Our full suite of products consists of (1) our application services that help deliver security, performance, and reliability for any organization's applications connected to the Internet, including websites and application programming interfaces (APIs), and that also form the foundation of our newly announced efforts to allow content creators to monetize their work by controlling how bots, crawlers, and agents access their work; (2) our secure access service edge (SASE) platform, which contains our suite of Zero Trust and workplace security services and network services solutions to help ensure traffic in and out of an organization’s network and devices is verified and authorized and data is protected and secured, as well as to securely connect data centers, cloud services, and branch offices to an organization with our Connectivity Cloud; (3) our developer-based solutions to build and deploy serverless and AI applications with scale, performance, security and reliability: and (4) our consumer offerings.
Application Services
Cloudflare offers a suite of application services products (i) to help ensure that Internet properties such as websites, applications, and APIs that are exposed to the Internet are safe from attacks, and are fast and reliable; (ii) to provide customers with the ability to build customized analytics for insights and intelligence to further optimize and secure their applications, such as monitoring for threats, understanding search engine crawler behavior and domain name system (DNS) query traffic, and analyzing any other real time data traffic; and (iii) to easily identify, block and control access from AI crawlers and AI agents and operators, a growing concern for content creators and website operators.
Application Security
We provide an integrated cloud-based security solution designed to secure any combination of platforms, including public cloud, private cloud, on-premises, SaaS applications, and “Internet of things” devices. Our primary application security product offerings include:
•Web Application Firewall (WAF): Protects a customer’s Internet properties from common vulnerabilities like SQL injection attacks, cross-site scripting, and cross-site forgery requests, with no changes to the customer’s existing infrastructure, and also provides the ability to configure thresholds, define responses, and apply throttling rules across web applications and API endpoints.
•Bot Management: Detects and manages undesired or malicious Internet traffic generated by malicious software programs called bots, while still allowing useful bots to access Internet properties through machine learning and behavioral analytics, and also includes Turnstile, our client side no-captcha alternative that can be deployed on any applications, including those that are not actively using our global network.
•Distributed Denial of Service (DDoS) Mitigation: Protects a customer’s website applications, TCP/UDP applications, and networks and data centers alike, across network systems layers 3, 4, and 7 from DDoS attacks, which are malicious attempts to disrupt the normal operations of an application, targeted server, service or network by overwhelming the target or its surrounding infrastructure with a flood of Internet traffic.
•API Security (API Shield): Keeps customer APIs secure and productive with API discovery, integrated API management and analytics, and layered API defenses.
•SSL / TLS Encryption: Manages encrypted secure socket layer (SSL) and transport layer security (TLS) web traffic to prevent data theft and tampering to improve security, as well as application and website productivity, and also provides with our Advanced Certificate Manager a consolidated certificate management experience with greater configuration for managing multiple certificates.
•Client-Side Security (Page Shield): Protects website visitors from customer-side attacks that target vulnerabilities directly in the browser environment.
•Security Center: An actionable dashboard that provides insights into threats, risks, and configuration suggestions, acting as a security practitioner’s home page and summarizing insights from the all of our Application Security suite of products.
Application Performance
Our application performance solutions improve conversions, reduce churn, and improve visitor experiences by accelerating web and mobile performance, while keeping applications available and allowing our customers to run their digital operations much more efficiently. Our primary application performance product offerings include:
•Content Delivery: Accelerates content delivery time by automatically serving our customers' most popular content from our network locations close to our customers’ users.
•Load Balancing: Enhances performance and reliability for single, hybrid-cloud, and multi-cloud environments using local and global load balancing to reduce latency by distributing traffic across multiple servers or by routing traffic to the closest geolocation region to the user.
•DNS: Authoritative DNS keeps customer Internet properties online and available around the world, and DNS resolver returns the Internet Protocol (IP) addresses of servers when a user enters a domain name.

•Smart Shield: Improves Internet performance by combining intelligent routing over the Internet using our network, connection reuse, cache reserves, and dedicated egress IP addresses.
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
•Cloudflare Data Localization Suite: Sets rules and controls at the network edge about where data is stored and protected, while taking advantage of our global network.
SASE Platform
Our SASE platform combines network services and Zero Trust and workplace security products to provide a comprehensive, cloud-based network and security-as-a-service solution that is designed to be secure, fast, reliable, and define the future of the corporate network. Whereas some large companies had built their own proprietary networks to control and protect their employees working in virtual space, that model had significant limitations, including a price tag that was prohibitive for most companies and an inability to adapt well to increased use of mobile devices and remote work. By leveraging the public Internet, our SASE platform brings together in a single pane of glass how employees connect, on-ramps for branch offices, secure connectivity for applications, and controlled access to SaaS applications while safeguarding the adoption of AI at scale.
Network Services
These products help our customers connect, secure, and accelerate their corporate networks, without the cost and complexity of legacy network hardware. This effectively enables Cloudflare to act as a secure wide area network (WAN) for all entities on a corporate network regardless of what device they use or where they are located.
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
Zero Trust and Workplace Security Services
These products shield users of a corporate network from attacks, inspect traffic for threats, apply privilege rules to grant access to the customer's data and applications, and help organizations connect, secure, and accelerate their corporate networks without the cost and complexity of legacy hardware.
•Cloudflare Zero Trust Network Access: Enforces Zero Trust application access based on identity, including authenticating users accessing applications, seamlessly onboarding third-party users, and logging every event and request.
•Cloudflare Secure Web Gateway: Filters all traffic crossing to customer employee devices to prevent malicious traffic reaching end-user devices, including inspecting and filtering DNS, network, HTTP, and egress traffic to enforce acceptable use policies, blocking risky web sites with custom block lists and threat intelligence, and enhancing visibility and protection across SaaS applications.
•Cloudflare One Client (WARP): Protects corporate devices by privately sending traffic from those devices to our global network, builds device posture rules, and enforces security policies anywhere.
•Remote Browser Isolation: Runs a customer's browsers in the cloud as opposed to on-device, mitigating the impact of attacks.
•Cloud Access Security Broker: Provides visibility and control over SaaS applications to help prevent data leaks and compliance violations.
•Cloud Email Security: Protects users of a corporate network from phishing, business email compromise, and email supply chain attacks.
•Digital Experience Monitoring: Provides administrators with comprehensive, real-time visibility into the performance and connectivity of end-user devices, applications, and networks
•Data Loss Prevention: Inspects web traffic and SaaS applications for sensitive data like personally identifiable information (PII) and prevents exfiltration of this data with allow or block policies.
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
Compute
•Cloudflare Workers: Allows developers to augment existing applications or create entirely new ones through a lightweight execution environment without configuring or maintaining infrastructure and to identify changes that impact end-user experience with first-party telemetry.
•Cloudflare Workers for Platforms: Provides a managed execution environment for our multi-tenant platform customers where their customers can deploy and run their own code on our global network.
•Cloudflare Pages: Allows front-end developers to quickly and easily build, collaborate on, and deploy websites.
Storage & Databases
•R2 Object Storage: Provides global object storage without egress frees.
•D1: Enables developers to create serverless SQL databases.
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

•Queues: Adds reliable message queues to process tasks asynchronously and improve reliability and performance.
Media
•Cloudflare Stream: Enables live and on-demand video streaming from our global network.
•Cloudflare Images: Provides an end-to-end solution to cost-effectively build and maintain image infrastructure.
•Cloudflare Realtime: Enables developers to build real-time audio and video applications.
Consumer Offerings
Our consumer products make it easy for individuals to have a performant and secure Internet experience. Adoption of our consumer offerings makes our business offerings more powerful and adoption of our business offerings improves our consumer offerings. Our consumer offerings also have been an effective and differentiated marketing channel to increase the awareness of our brand. Our primary consumer product offerings include:
•1.1.1.1 DNS: A consumer DNS resolver app that provides a fast and private way to browse the Internet. 1.1.1.1 is a public DNS resolver, but unlike most DNS resolvers, we do not sell user data to advertisers. Our implementation of 1.1.1.1 makes it among the fastest resolvers available, and we support DNS over HTTPS (DoH) which encrypts and secures consumers’ DNS requests. An additional version of our consumer DNS resolver known as 1.1.1.1 for Families adds a layer of protection to consumer home networks and protects them from malware and adult content.
•1.1.1.1 with WARP: A virtual private network (VPN) app for consumers designed to secure and accelerate traffic on mobile devices. The basic version of WARP is included as an option with the 1.1.1.1 app for free, and WARP+, a premium version that accelerates a user's Internet access is available for purchase.
•Cloudflare Registrar: Offers secure registration and management of domain names.

Our Customers

We view our millions of free and paying customers, which manage millions of Internet properties on our network, as part of a broad, global community.
As of December 31, 2025, we had approximately 332,000 paying customers across more than 190 countries. Our paying customer base is highly diversified across organizations of all sizes in every major industry vertical including technology, healthcare, financial services, consumer and retail, industrial, non-profit, and government. Our large customer count has increased from 2,756 as of December 31, 2023 to 3,497 as of December 31, 2024 to 4,298 as of December 31, 2025. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the definitions of our "paying customers" and "large customers."
No single customer accounted for more than 10% of our revenue in the years ended December 31, 2023, 2024, or 2025.

Cloudflare Impact

Cloudflare Impact — the platform for our corporate responsibility and sustainability — was launched in 2021 and is organized around three core beliefs:
•a better Internet is principled;
•a better Internet is for everyone; and
•a better Internet is sustainable.
As a signatory to the United Nations Global Compact, we are committed to the United Nations Ten Principles and supporting the United Nations Sustainable Development Goals, with annual tracking of our progress. To that end, we publish our company-wide emissions consistent with the Greenhouse Gas Protocol, and climate-related financial risks. We also are committed to powering our operations with 100% renewable energy based on methodology developed by RE100, a global corporate renewable energy initiative, and setting near-term company-wide emissions reductions in line with climate science with the Science Based Targets initiative.
We respect human rights under the United Nations Guiding Principles on Business and Human Rights, and advance and protect freedom of expression and privacy consistent with the Global Network Initiative (GNI) Principles. As part of those commitments, we continue to develop our internal human rights practice, including human rights training, due diligence, and engagement. We also participate in independent GNI Assessments, which include comprehensive review of our human rights related policies, processes, and impacts by leading academic and civil society experts.
Our Board of Directors, through its nominating and corporate governance committee, oversees Cloudflare Impact and its related programs. Additional information regarding our sustainability initiatives and programs can be found in the latest Cloudflare Impact Report, which is located on our website at https://www.cloudflare.com/impact/. The Cloudflare Impact Report, as well as the sustainability resources and Emissions Inventory, are updated annually. This website address is intended to be an inactive textual reference only. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.
Initiatives We Support
We also have launched various impact initiatives as part of our mission to help build a better Internet, including:
•Project Galileo: Since 2014, we have provided free services to at-risk journalists, human rights defenders, and civil society organizations, at no cost. The program now includes more than 3,000 domains operated by organizations in more than 120 countries.
•Athenian Project: We created the Athenian Project in 2017 to provide U.S. state and local governments’ election websites with our highest level of security and reliability services for free. We currently protect more than 440 state and local election websites in 33 U.S. states, as well as election entities in six additional countries.
•Cloudflare for Campaigns: Since 2020, the Cloudflare for Campaigns program has provided free security services to help candidates for public office and political parties in the United States defend against cyber attacks and election interference.
•Project Cybersafe Schools: We launched Project Cybersafe Schools in 2023 as part of the U.S. government's Back to School Safely: K-12 Cybersecurity Summit. Through the program, we provide eligible public school districts with Zero Trust and workplace security solutions that help minimize exposure to harmful online content and common cyber threats, such as phishing and credential harvesting, for free. Currently, more than 230 school districts in 30 U.S. states receive free services through the program.
Our Technology
Our distributed and proprietary network is the core of our technology and enables us to move data seamlessly from nearly any point on earth in a fast, efficient, and reliable manner. Our network has been built from the ground up as a single software stack we developed that runs our products in more than 330 cities and over 125 countries worldwide. This allows us to scale quickly while offering a wide range of products and simultaneously lowering operating expenses.

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
Sales
We have a multi-pronged go to market approach that allows us to efficiently serve the needs of very small to very large customers. By using a combination of direct sales, indirect sales, and web self-service, we are able to serve customers across a wide range of sizes, geographies, and vertical markets.
We sell our products under our Enterprise plans directly to customers through our global, technically-oriented inside and field sales teams, and indirectly through our ecosystem of channel partners that includes managed service providers, resellers, distributors, and global system integrators. We refer to our customers on an Enterprise plan as “contracted” customers. For large contracted customers, our relationships often start with a portion of the customer’s overall network, security and application needs and expand over time as they consolidate other vendors’ services and increase their adoption of our products and services.
We also offer self-service access to certain of our products through our website and hosting partners where customers can either start on a free or paid plan and, as we demonstrate value, upgrade over time. Those customers on paid Pro and/or Business plans, which we refer to as “pay-as-you-go” customers, are able to sign up for plans of bundled products as well as individual offerings that are payable monthly or annually. Pay-as-you-go customers are able to onboard and customize our products through our console and pay for their subscription using a credit card. Our automated and easy to use process enables us to efficiently onboard new customers or existing customers to new products without requiring any interaction with our sales team. As pay-as-you-go customers evolve their usage of our products, some upgrade to an Enterprise plan for greater control, higher service levels and terms, or productivity-related tools while existing contracted customers can add their increased usage or expanded products to their bills.

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

Human Capital Resources
As of December 31, 2025, we had 5,156 full-time employees, including 2,452 employees located outside of the United States. We also engage contractors and consultants. None of our employees in the United States are represented by a labor union, but some of our employees outside of the United States are represented by works councils. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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

We want everyone at Cloudflare to have rewarding careers, so we invest in development opportunities, aligned with both behaviors and results, to build leadership skills across the company at all levels. In 2023, 2024, and 2025, Cloudflare has been recognized as one of the Top 100 Most Loved Workplaces by Newsweek and the Best Practice Institute.
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
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights. As of December 31, 2025, we had 381 issued patents and 58 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. Our issued patents are scheduled to expire between 2030 and 2045, and cover various aspects of our network and products. In addition, we have registered “Cloudflare” as a trademark in the United States and other jurisdictions, and we have filed other trademark applications in the United States. We are also the registered holder of a variety of domestic and international domain names that include “Cloudflare” (including “Cloudflare.com”).
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $102.3 million, $78.8 million, and $183.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and as of December 31, 2025, we had an accumulated deficit of $1,204.9 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $2,167.9 million, $1,669.6 million, and $1,296.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. However, our rate of revenue growth has periodically slowed in past periods and may slow again in future periods. You should not consider our historical growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
Conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
Conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, cause one or more of our suppliers to increase prices as a result of current or potential future tariffs or other factors, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
Any of the negative impacts of conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of conflicts and geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•deteriorating general economic conditions, including inflation, rising interest rates, and the actual or perceived failure or financial difficulties of financial institutions; and
•impacts of conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions and impacts of geopolitical events such as elections and other governmental changes.
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
Our business depends on our ability to retain and upgrade paying customers, expand the number of products we sell to paying customers and, for certain of our products, expand our paying customers' usage of such products, and, to a lesser extent, convert free customers to paying customers, and any decline in renewals, upgrades, expansions, usage, or conversions could adversely affect our future results of operations.
Our business is subscription-based and it is important for our business and financial results that our paying customers renew their subscriptions for our products when existing contract terms expire. Our contracted customers, which consist of customers that sign up for our Enterprise plan, enter into agreements with us having terms typically ranging from one to three years, and they generally have no obligation to renew their subscriptions for our products after the expiration of their contractual period and are allowed to cancel their subscriptions in the case of our uncured material breach of the agreement. Some contracted customers also have agreements that allow them to terminate the agreement without cause upon little or no advance written notice, or upon our failure to meet certain service level commitments, or to obtain and maintain industry security certifications within a specified time frame. Should certain of our contracted customers, especially our large customers, terminate their agreements, or reduce their expenditures, with us, our financial condition and results of operations may materially suffer. As we continue to increase our number of large customers, and the amount of revenue we receive from large customers, this risk may increase. In addition, our pay-as-you-go customers pay with a credit card on a monthly or annual basis and can terminate their subscriptions, or switch to less expensive subscription plans, at will with little advance notice. Because pay-as-you-go customers that subscribe to our basic subscription plans are an important source of revenue, this ease of termination could cause our results of operations to fluctuate significantly from quarter to quarter.
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions, expand the number of products we sell to paying customers and, for certain of our products, expand our paying customers' usage of such products, and, to a lesser extent, convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans or reduce the number of products they purchase from us or the amount they use our products if they do not see the marginal value in paying for our higher-cost plans or for our specific products, or due to challenging macroeconomic conditions and/or reduced operating budgets, thereby impacting our ability to increase revenue. For example, we periodically have experienced a higher level of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan). Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade in their subscription plans, the purchase of additional, or the expanded use of their currently used, products is justified by the additional functionality they would gain. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. In addition, for certain of our products, such as many of our developer platform products, the costs of the subscription are based on the contracted customers’ amount of usage of the product and there is no obligation to continue to use the product or increase usage. Our customers’ decisions whether to upgrade their subscription, purchase additional, or expand current usage, of our products or to continue any such previously chosen upgrade or purchased products are driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, the potential future applicability of tariffs or retaliatory measures due to tariffs on our products in certain countries, and customer reaction to the price for additional products. If our efforts to expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
Historically, the implementation period to start using, or expanding the use of, our products has been short, with most customers under our pay-as-you-go plans implementing usage of our products within a short period of time and our sales cycle for customers under our Enterprise plan lasted less than one quarter. Since the first half of 2022, however, we have experienced occasional lengthening of our average sales cycle for our new and existing large customers, and the lengthening of our sales cycle to our large customers could reoccur in the future. In addition, as our sales force continues to target an increasing number of large customers for new and expanded product sales, these larger enterprises often undertake a more significant evaluation and negotiation processes than we have experienced in the past, which could further lengthen our sales cycle materially.
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
A substantial majority of our revenue in the year ended December 31, 2025 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. Changes in the senior leadership of our sales team could negatively impact our ability to retain current members of our sales team or attract new talent. In addition, as we continue to develop and sell newer types of products and product features, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.

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
New sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, due to our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. For example, since late 2022, we periodically have experienced reductions in average productivity among our sales personnel, which we believe were due in part to new sales hires not becoming as productive as we expected and exacerbated by worsening or uncertain macroeconomic conditions. While we continue to address productivity and focus on hiring, training, and retaining successful sales personnel, these efforts may take longer than anticipated, which may negatively impact our ability to achieve our targeted revenue growth.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 3,682 employees as of December 31, 2023, to 4,263 employees as of December 31, 2024, to 5,156 employees as of December 31, 2025. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
•our ability to retain and upgrade paying customers and expand the number and usage of our products sold to paying customers, especially our large customers;
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
•changes in laws and regulations that impact our business; and
•general political, regulatory, economic, market, and social conditions, including inflation, rising interest rates, actual or threatened tariffs and related economic retaliatory acts, actual or perceived failure or financial difficulties of financial institutions, other adverse changes in global and regional macroeconomic conditions, and other impacts of conflicts and geopolitical tension around the world, or any worsening or expansion of those conflicts or tensions.
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, we have hired several new members of our senior management team in recent years, such as our President of Revenue, our Chief Strategy Officer, our Chief People Officer, and our Chief Marketing Officer. In addition, our President of Product and Engineering recently departed to become chief executive officer of another public company. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in, and in some cases have resulted in, a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and disruptions in our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
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
•governments often require contract terms that differ from our standard customer arrangements, including terms that can lead to those customers obtaining broader rights in our products than would be expected under a standard commercial contract and terms that can allow for early termination or subject us to more onerous obligations and requirements than our standard customer arrangements, such as supply chain restrictions, restrictions on employees' ability to manage their accounts, and additional reporting obligations; governments may limit public sector contracts to companies headquartered in the governments' respective jurisdictions or require partnerships with companies based in the governments’ respective jurisdictions in order for us to sell any of our products to those governments, which could result in a loss of revenue we otherwise would receive for such sales;
•governments may demand better pricing terms and public disclosure of such pricing terms, which may harm our ability to negotiate pricing terms with our non-government customers; and
•governments may demand the use of local data centers, labor, or subcontractors which may require significant upfront increase in headcount and other expenses.
In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal, state, and local governmental organizations, as well as foreign governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including expanded compliance obligations under the Federal Acquisition Regulations. Failure to comply with these laws, regulations, and requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have an adverse effect on our business, results of operations, and financial condition. For example, the U.S. Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with vendors under the False Claims Act and other statutes related to misrepresenting cybersecurity practices or protocols, pricing and discount practices and compliance with certain provisions of GSA contracts. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenue, results of operations, and financial condition. Any inability to address these risks and challenges could reduce the commercial benefit to us or otherwise preclude us from selling subscriptions to our products to government organizations.
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
We generally recognize revenue from customers ratably over the term of their subscription, which in the case of our contracted customers typically range from one to three years and in the case of our pay-as-you-go customers is typically monthly. In addition, our subscription agreements with certain of our largest customers are structured on a "pool of funds" model in which the customer commits to spend at least a specified amount on our products during the subscription period. These “pool of funds” arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period under the terms of these subscription agreements. Additionally, for certain of our products, such as many of our developer platform products, the costs are based on the contracted customers’ amount of usage of the product and there is no obligation to continue to use the product or increase usage. Consequently, any increase or decline in new sales or renewals to our customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals or usage of our products that are subject to usage-based pricing. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as it is difficult to predict when revenue from new customers will be recognized over the applicable subscription term.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires our management to make estimates, assumptions, and judgments that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, assumptions, and judgments used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from our deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation expense, uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Due to geopolitical and macroeconomic uncertainties, including conflicts and geopolitical tension around the world, inflationary pressures, threats of tariffs and other impediments to cross-border trade, and changes in interest rates, there is ongoing uncertainty in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
In addition, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we identify companies that we would like to buy, we may also face antitrust, competition, and other regulatory scrutiny that may limit our ability to complete such acquisitions. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or integrate and retain the people, technologies, business partners, or customers associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process in connection with an acquisition will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. We also frequently provide significant incentives for key employees of acquired companies to remain as our employees after the completion of the acquisition in order to facilitate integration and allow us to achieve the benefits we expect from the acquisition, but these incentives may not prove to be successful in retaining those new key employees. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from customers using our global cloud network and products. For example, we received substantial proceeds from the issuance and sales of our 0% Convertible Senior Notes due 2026 (the 2026 Notes) and 0% Convertible Senior Notes due 2030 (the 2030 Notes, and together with the 2026 Notes, the Notes). We also entered into a senior secured credit agreement in May 2024 that includes a $400 million revolving credit facility (the Revolving Credit Facility). Although we currently anticipate that our existing cash, cash equivalents, available-for-sale securities, available borrowing under the Revolving Credit Facility, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.
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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 330 cities and over 125 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we have in the past faced, including in connection with the November 2023 intrusion of our systems, and may in the future face, increased costs in the event of actual or perceived security breaches or other security-related incidents. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during recent years, we and our customers face increased risks to the security of infrastructure and data, and geopolitical tensions and conflicts may increase these risks. We cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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

Additionally, even in the absence of malicious actions, our network and products may experience errors, failures, vulnerabilities, or bugs that cause our products not to perform as intended and the likelihood of these problems may increase as we continue to expand the number and complexity of our products and related features, through AI or otherwise, that we offer to our customers through our global network. For example, from time to time we are subject to “route leaks” that involve the accidental or, less commonly, illegitimate advertisement of prefixes, or blocks of IP addresses, which propagate across networks such as ours and can lead to incorrect routing of traffic across our network, taking traffic offline, or in extreme cases, potential interception of customers’ traffic by attackers. For example, in June 2019, a route leak spread by a major telecommunications services provider caused significant disruption to our traffic and that of many other providers. Although events like this are outside our control, they could materially harm our reputation and diminish the confidence of our current and potential customers in our network and products. Deployment of our network and products into other computing environments may expose these errors, failures, vulnerabilities, or bugs in our products. In addition, any such errors, failures, vulnerabilities, or bugs may not be found until after they are deployed to our customers and may create the perception that our network and products are insecure, underperforming, or unreliable. For example, deployments of software updates to our global network resulted in widespread service unavailability on our network in November and December 2025 and we also have experienced a limited number of other network outages over the past five years due to a variety of causes.
While the June 2019 route leak and the network outages described above did not have a material impact on our business, results of operations or financial condition, any similar events that may occur in the future may have a material adverse impact on our results of operations or financial condition. In addition, in the event network outages or similar events occur, these events can require additional capital expenditures to lessen the chance that similar events will occur in the future.
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
Actual or perceived problems with our network or systems, or those of our vendors, contractors, or those with which we have strategic relationships, could result in actual or perceived breaches of, or incidents affecting, our or our customers’ networks and systems or data and/or subject us to reputational or financial harm. We are also required to comply with complex and evolving laws, regulations, and standards in many jurisdictions, including regarding our notifications to government agencies or public disclosures with respect to actual or perceived cybersecurity or personal data breaches, or other cybersecurity incidents, which could subject us to additional liability and reputational harm or lead to claims and litigation, indemnity obligations, regulatory reporting and/or audits, proceedings, and investigations and significant legal fees, significant costs for remediation, the expenditure of significant financial resources in efforts to analyze, correct, eliminate, remediate, or work around errors or defects, to address and eliminate vulnerabilities, and to address any applicable legal or contractual obligations relating to any actual or perceived security breach or incident. Our compliance efforts are complicated by the fact that these requirements and obligations may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions.
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
As of December 31, 2025, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 330 cities and over 125 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
While we do not consider them to have been material, we have experienced a limited number of network outages over the past five years, and we may in the future experience network disruptions and other performance problems, in each case due to a variety of factors. For example, deployments of software updates to our global network resulted in widespread service unavailability on our network in November and December 2025. The following factors, many of which are beyond our control, can affect the delivery, performance, and availability of our network and products:
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
•the occurrence of earthquakes, floods, weather events, fires, power loss, system failures, physical or electronic break-ins, acts of war or terrorism (including conflicts or geopolitical tensions around the world), human error or interference (including by disgruntled employees, former employees, or contractors), and other catastrophic events;
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
In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, military conflicts and geopolitical tensions, labor strikes, or other related conditions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, we expect significant component shortages that may impact our server supply chain during the current year, particularly in memory products such as Dual In-line Memory Modules (DIMMs), as well as enterprise Solid State Drives (SSDs), Central Processing Units (CPUs), and high-capacity Hard Disk Drives (HDDs). These anticipated shortages, driven by factors such as the reallocation of manufacturing capacity to support artificial intelligence infrastructure and increased demand from hyperscale data center operators, and other shortages or similar supply constraints in the future may disrupt and increase the cost of our expected purchases of network equipment and servers.
If our supply of certain components is disrupted or delayed or becomes more expensive, there can be no assurance that additional supplies or components can serve as adequate replacements or that supplies will be available on terms that are favorable to us, if at all. Any disruption or delay or additional costs in the supply of our hardware components may delay the opening of new co-location facilities, limit capacity expansion or replacement of defective or obsolete equipment, cause other constraints on our operations that could damage our customer relationships, or otherwise adversely impact our business, financial condition, or results of operations.
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
Companies are increasingly subject to a wide variety of attacks on their networks and systems, including traditional computer hackers; malicious code, such as viruses and worms; DDoS attacks; sophisticated attacks conducted or sponsored by nation-states; advanced persistent threat intrusions; ransomware; phishing attacks and other forms of social engineering; employee, vendor, or contractor errors or malfeasance; and theft or misuse of intellectual property or business or personal data, including by disgruntled employees, former employees, or contractors. External events, like conflicts and geopolitical tension around the world and elections in the United States and elsewhere, can increase the likelihood of attacks. No security solution, including our products, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. Accordingly, our security products may be unable to detect or prevent a threat until after our customers are impacted. As our products are adopted by an increasing number of enterprises and by increasingly larger enterprises, it is possible that the individuals and organizations behind cyber threats will focus on identifying ways to circumvent or defeat our security products. If our network is targeted by attacks specifically designed to disrupt it, it could create the perception that our security products are not capable of providing adequate security. As a provider of security products, any perceived lack of security to our network or any of our products could erode our customers’ and potential customers’ trust in our network and products. Moreover, a high-profile security breach of, or security incident impacting, another cloud services provider could cause our customers and potential customers to lose trust in cloud solutions generally, and cloud-based products like ours in particular. Any such loss of trust could materially and adversely impact our ability to retain existing customers or attract new customers.
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
Our Enterprise subscription plan agreements and our Business subscription plan terms of service typically provide for service level commitments, which contain specifications regarding the availability and performance of our network. In particular, our Enterprise subscription plan and our Business subscription plan terms of service include up to a 100% uptime guarantee. Any failure of or disruption to our infrastructure could adversely impact the security, performance, and reliability of our network and products for our customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our network and products, these customers could seek to bring claims against us or terminate their agreements with us and, in the case of our contracted customers, we may be contractually obligated to provide affected customers with service credits that they may apply against future subscription fees otherwise owed to us, and, in certain cases, refunds of pre-paid and other fees. For example, a route leak and a limited number of network outages during the past five years triggered certain of these types of obligations, including the deployments of software updates to our global network that resulted in widespread service unavailability on our network in November and December 2025. Although the impact of the route leak and these outages did not have a material impact on our results of operations or financial condition, other future events like these may materially and adversely impact our results of operations or financial condition. Our revenue, other results of operations, and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
If our products do not obtain and maintain market acceptance, our ability to grow our business and our results of operations may be adversely affected.
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, Global CBPR, Global PRP, UK Cyber Essentials, ENS, ISMAP, FedRAMP Moderate authorization and IRAP Protected Level, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to PBMM or DoD IL4 compliance in Canada and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
We expect to hold periodically certain types of cryptocurrency and similar types of digital assets that may be subject to unique regulatory risks, volatile market prices, and risks of loss, which could harm our business and reputation.
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
Through our network, we provide a wide variety of products that enable our customers and our customers' users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers and our customers' users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently, and in the future may be, subject to lawsuits and/or liability arising from the conduct of our customers and our customers' users. Additionally, the conduct of our customers and our customers' users may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites and other Internet properties. A number of these lawsuits involve copyright infringement claims, and courts in some countries have found that we may be held liable in certain circumstances for damages arising from infringement on a customer’s website or directed us to take action by removing access to content of certain websites and other Internet properties on our network. For example, in October 2025, a court in Japan held us liable for damages in a case alleging infringing content on websites using our services, which decision we have appealed. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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
Policies and laws in this area remain highly dynamic, and we may face additional theories of intermediary liability in various jurisdictions. Many policymakers in the United States have called for a re-examination of CDA section 230 and copyright law. The Digital Services Act and Digital Markets Act have gone into effect in the European Union (EU), updating the rules governing digital services like ours and imposing additional legal requirements on certain service providers. In addition, in 2019, the EU approved a Copyright Directive that imposes additional obligations on service providers and failure to comply could give rise to significant liability. More recently, some countries in the EU have adopted or are considering adopting regulatory schemes that impose significant obligations on service providers related to online content and may give rise to fines for alleged noncompliance. For example, in December 2025, an Italian regulator issued an administrative fine of approximately €14.2 million against Cloudflare for alleged failure to comply with its regulatory scheme. Cloudflare is challenging both the fine and the underlying regulation. Other laws and pending legislation at the EU level (terrorist content, child sexual abuse materials) and in the United Kingdom (online harms), Australia (online harms), and India (Digital India Act), as well as other new laws like them, may also expose Internet companies like us to significant liability. We may incur additional costs to comply with these new laws, which may have an adverse effect on our business, results of operations, and financial condition.
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
In addition, the United States, the EU, and other jurisdictions are considering expanding or have expanded regulatory requirements for services such as ours, with potential requirements such as collection and verification of customer data, limitations on the use of non-personal data, limitations on the transfer of certain types of data to named countries or entities, service switching obligations, requirements to block online content in response to regulatory notices or judicial orders, cybersecurity incident reporting obligations, expanded registration requirements, or requirements to have personnel in the country. The rapid expansion of proposed regulations, as well as possible conflicting requirements, may make it challenging for us to identify and comply with all new global regulations that may apply to our services. For example, the EU Data Act imposes service switching obligations, requires us to assist with data portability to facilitate switching, and imposes requirements related to the cross-border data transfer of non-personal data. We may incur substantial costs to comply with the EU Data Act, as well as become subject to substantial fines or civil litigation in the case of noncompliance.
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
•substantial changes to, or termination of, contracts;
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
We receive, store, use, and otherwise process personal information and other information relating to individuals. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, protection use, transfer, disclosure, and other processing of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. Not only is the number of data protection laws rising globally and within the United States, but existing laws and regulations are evolving. Together, this legislative framework may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the EU’s General Data Protection Regulation (GDPR) imposes stringent data protection requirements and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. In addition, the GDPR and the data protection laws of numerous other jurisdictions such as Japan, China, South Korea, and the United Kingdom prohibit cross-border data transfers unless certain contractual and other conditions are met. This requires us to incur substantial costs and engage in additional contract negotiations with some of our customers and vendors to ensure the conditions established by these data protection regulations are met.
Some countries are also considering or have enacted legislation and/or certification schemes requiring local storage and processing of data, or other sovereignty-oriented requirements, that could increase the cost and complexity of delivering our services.
In addition, the interpretation of existing laws and regulations regarding privacy, data protection, information security, and the processing of personal information and other content by governmental entities and the courts may change significantly over time in a manner that can have a significantly adverse impact on both our business and our customers’ businesses.
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
We also expect that there will continue to be new, and amendments to existing, laws, regulations, and industry standards concerning privacy, data protection, information security, and the processing of personal information and other content proposed and enacted in the United States and various individual U.S. states. In the United States, various federal laws and regulations apply to the collection, processing, disclosure and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, and the Gramm-Leach-Bliley Act. In addition, there are also a number of recently enacted or proposed U.S. federal and state privacy and data protection bills in Congress and state legislatures across the country.
Obligations relating to privacy, data protection, information security, and the processing of personal information and other content also are increasing in complexity outside the U.S. For example, the EU has revised its Cybersecurity Directive (NIS2), which, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater. In addition, the EU’s Digital Operational Resiliency Act became effective in January 2025. This law aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.
Laws and regulations regarding the development, use, and deployment of AI technologies in the EU, U.S., and elsewhere are increasing in complexity. For example, the EU AI Act has compliance deadlines throughout 2025 and into 2026, and a number of U.S. states have enacted AI governance and safety frameworks. Numerous jurisdictions have proposed legislation to regulate the development, use, and deployment of AI, in whole or in part. As we continue to see efforts to regulate this new technology, we have incurred and will continue to incur costs to address the impact, if any, of these laws and regulations regulating AI on our products and practices.
More generally, as obligations regarding privacy, AI, data protection, information security, and the processing of personal information and other content increase in complexity, we may be required to incur substantial costs to adapt our policies and business practices as well as engage in additional contractual negotiations. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, applicable laws or regulations, or any of our other legal obligations relating to privacy, AI, data protection, information security, or the processing of personal information and other content may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability or cause our customers to lose trust in us, which could cause them to cease or reduce use of our products and otherwise have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products.
Additionally, if third parties we work with, such as sub-processors, vendors, or developers, violate applicable laws or regulations, contractual obligations, or our policies—or if it is perceived that such violations have occurred—such actual or perceived violations may also have an adverse effect on our business. Further, any significant change to applicable laws, regulations, or industry practices regarding privacy, AI, data protection, information security, and the collection, use, retention, security, disclosure, or other processing of users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention, disclosure, or other processing of such content is obtained, could increase our costs and require us to modify our network, products, and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process customer data or develop new products and features.
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
Changes in accounting principles, changes in global tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our provision for income taxes. For example, the United States signed into law the One Big Beautiful Bill Act on July 4, 2025, which permanently extends many of the expiring provisions from the Tax Cuts and Jobs Act and modifies a number of provisions. Additionally, the Organization for Economic Cooperation and Development (OECD) published model rules within the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) to address the challenges impacting international operations. The Inclusive Framework includes provisions related to the taxation of the digital economy and the establishment of a 15% global minimum tax under Pillar Two. A number of foreign countries have enacted, or intend to enact, legislation adopting parts of the Inclusive Framework. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any of the foregoing changes, if and to the extent implemented, could have an adverse impact on our results of operations, cash flows, and financial condition.
From time to time, we may be subject to income tax audits. While we believe our tax estimates are reasonable and that we have complied with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law and assess us with additional taxes, including with respect to transfer pricing. We cannot ensure that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals and that the outcomes from these continuous examinations will not have an adverse effect on our results of operations.
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
Under certain circumstances, our income tax obligations may be reduced as a result of our net operating loss carryforwards and other tax attributes. As of December 31, 2025, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $1,859.1 million and $988.3 million, which will begin to expire in 2029 and 2027, respectively. We had net operating loss carryforwards for U.K. income tax purposes of $269.8 million that can be carried forward indefinitely. Also as of December 31, 2025, we had U.S. federal and state research and development tax credit carryforwards of $91.6 million and $42.2 million that will begin to expire in 2029 and 2039, respectively.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 51%, 49%, and 48% of our revenue from our international customers for the years ended December 31, 2025, 2024, and 2023, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 330 cities and over 125 countries worldwide as of December 31, 2025. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Geopolitical events, including conflicts and geopolitical tension around the world, or any worsening or expansion of those conflicts or tensions, may increase the likelihood of certain of these risks materializing or heighten their impact on us in affected regions. In addition, heightened use of trade restrictions and sanctions, including tariffs or prohibitions on technology transfers to achieve diplomatic ends could impact our ability to conduct our business as planned.
As discussed in greater detail above in our risk factor titled "Our actual or perceived failure to comply with privacy, data protection, information security, AI, and other applicable laws, regulations, and obligations could harm our business," the continued evolution of privacy and data protection laws and their application in a number of countries and supranational organizations have created uncertainty around the requirements related to transfers of personal data between jurisdictions, including transfers to the United States. As a result of this uncertainty, our current and potential customers in certain regions may be concerned about whether they are able to transfer personal data to the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted. In addition, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States. Further, customer demands that we avoid transferring data to specific regions, including the United States, might require us to adapt our products and services or make it difficult to sell to customers in certain industries. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.
Substantially all of our sales contracts are denominated in U.S. dollars and, therefore, substantially all of our revenue is not subject to foreign currency risk. However, any strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which could reduce demand for our products or cause us to discount our products, which could adversely affect our financial condition and results of operations.
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
Some of our security products involve making origin IP addresses and other operational assets of our customers more difficult for cyber attackers to target. The evolving design of our network and products may create challenges for various organizations, including governments, that seek to block certain content based on IP address “block lists” or other mechanisms. This problem is exacerbated by the fact that a single Cloudflare IP address may be used for a number of Internet properties, and the Cloudflare IP address used for any one Internet property may change over time. This means that efforts by ISPs to block a single domain name may end up blocking a number of other domains or content. We have seen certain organizations react by deciding to block content that is using a Cloudflare IP address in an overly broad manner. It is also possible that organizations could react by choosing to block completely websites and other Internet properties that are using our network and/or transmitted using known Cloudflare IP addresses. Some of these blocking efforts may be out of our control once they have been put in place and may limit our ability to provide our products on a fully global basis, which could reduce demand for our products among current or potential customers that are focused on the impacted regions or could otherwise adversely impact our business, results of operations, and financial condition.
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
On September 29, 2025, the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) released an interim final rule that expanded export control restrictions and licensing requirements under the EAR Entity List and Military End-User List to foreign entities that are 50% or more owned by one or more parties on those lists, which BIS has labeled the “Affiliates rule.” Although the Affiliates rule was suspended for a period of one year on November 10, 2025, the Affiliates rule, if implemented, would significantly raise the bar for compliance with EAR by imposing an affirmative responsibility to know the ownership of the foreign companies that are parties to any transactions. Even though we take precautions and have implemented policies and practices to assist in compliance, there is a risk that we may not be in full compliance with these laws.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of December 31, 2025, we had 381 issued patents and 58 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
•any departure of one of our co-founders from our company or any other significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including inflation and related changes in monetary policy, changing interest rates, volatile energy prices, and other impacts of conflicts and geopolitical tension around the world, or any worsening or expansion of those conflicts or tensions.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2025, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 71.0% of the voting power of our capital stock, with our co-founders together holding approximately 50.5% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In July 2017, FTSE Russell announced that it would cease to include most newly public companies utilizing dual or multi-class capital structures in its indices, including the Russell 1000, Russell 2000, and Russell 3000. Under the announced policies, our multi-class capital structure in some cases may make us ineligible for inclusion in some or all of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices may not invest in our stock if we are not included. It is unclear what effect, if any, these policies have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Previously, Standard & Poor’s also excluded companies utilizing dual or multi-class capital structures from its indices, but reversed this policy in 2023, and companies with dual or multi-class capital structures have been eligible for inclusion on its indices since then. We cannot be sure that such policy, or the policies of other indices, will not change further and make us ineligible for inclusion on the S&P Composite 1500, or other indices, in the future.
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
As of December 31, 2025, $1,293.8 million in aggregate principal amount of the 2026 Notes were outstanding and $2,000.0 million in aggregate principal amount of the 2030 Notes were outstanding. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the Notes, and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (which is defined in the applicable indenture governing the applicable series of Notes) at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of such Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Notes as required by the applicable indenture would constitute a default. A default under either indenture or the occurrence of a fundamental change under either series of the Notes could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof in accordance with the terms of the applicable indenture. Any failure by us to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof, in each case, when required to do so pursuant to the terms of the applicable indenture could harm our business, results of operations, and financial condition.
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
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the Notes. The Notes of either series may become convertible at the option of their holders under certain circumstances set forth in the applicable Indenture. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, from time to time, we may enter into certain exchange transactions with respect to the Notes which may also cause dilution to our existing stockholders. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of our previously outstanding 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A common stock for $400.0 million in aggregate principal amount of the 2025 Notes. In addition, during the year ended December 31, 2023, we settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes for approximately 0.5 million shares of our Class A common stock. These conversions were exercised by the holders of the 2025 Notes in connection with our issuance of a redemption notice.
In connection with the pricing of both series of Notes, we entered into privately negotiated capped call transactions with the applicable option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes of the applicable series and/or offset any cash payments we are required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
We also maintain a number of other offices around the world, including Austin, Texas; New York, New York; London, United Kingdom; Lisbon, Portugal; and Singapore, to support our global team.
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
Holders of Record
As of February 12, 2026, we had 45 holders of record of our Class A common stock and 76 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from December 31, 2020 through December 31, 2025 with (ii) the cumulative total return of the Standard & Poor's 500 Index and Standard & Poor's Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and the reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
Base Period 12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Cloudflare
S&P 500 Index
S&P 500 Information Technology Index

Company/Index	Base Period 12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Cloudflare	$100.00	$173.05	$59.49	$109.57	$141.70	$259.44
S&P 500 Index	100.00	126.89	102.22	126.99	156.59	182.25
S&P 500 Information Technology Index	100.00	133.35	94.80	148.26	201.18	248.07

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, and such disclosure can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which information is incorporated herein by reference. In addition to historical financial information, the following discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year end is December 31.
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
•Pay-as-you-go customers. For our pay-as-you-go customers, we offer the ability to purchase our products through our website. We make our pay-as-you-go product solutions available in several configurations. For customers securing and accelerating their Internet properties using our website and application services, we offer Pro and Business subscription plans through our website per registered domain, and it is common for customers to purchase subscriptions to cover multiple Internet properties (e.g., domains, websites, application programming interfaces (APIs), and mobile applications). Pay-as-you-go customers can subscribe to more than one solution and purchase add-on products and network functionality we offer to meet their more advanced needs. For pay-as-you-go or contracted customers who need a scalable Zero

Trust security solution to secure users and internal resources using our Zero Trust and network services solutions, we make these products available on a per seat basis. In addition, for developers building serverless applications, we offer our developer solutions products to these customers on a usage-based plan that is metered by requests and execution time. Our pay-as-you-go customers typically pay with a credit card on a monthly or annual basis for our Pro and Business subscription plans and on a monthly basis for our other pay-as-you-go plans and add-on products.

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
◦International reach. Our global network, with a presence in more than 330 cities and over 125 countries worldwide, has helped to foster our strong international growth. International markets represented 51%, 49%, and 48% of our revenue in the years ended December 31, 2025, 2024, and 2023, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Macroeconomic Developments
The United States government has implemented, or threatened to implement, tariffs on some or all of the goods imported into the United States from a number of other countries around the world. We purchase a portion of the equipment that we use to operate our network from suppliers located outside the United States and we also purchase this equipment from United States suppliers that themselves purchase components from suppliers located outside the United States. As a result of these actual and potential U.S. tariffs, we work with our suppliers to assess the potential impact of tariffs on our equipment purchases and take actions when practical to adjust where we source the equipment we use to operate our network in the United States and in locations outside of the United States.
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
We are closely monitoring macroeconomic developments and global events, such as the tariffs described above, conflicts and geopolitical tension around the world, and other geopolitical events such as elections and other governmental changes, and, in each case, how they may adversely impact our and our customers’ businesses. Weak economic conditions or uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, threats of tariffs and other impediments to cross-border trade, trade agreements or governmental fiscal, monetary and tax policies, among others, also could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth from prior periods (including with respect to new customers). We believe macroeconomic uncertainty could persist through 2026. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.
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

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
Gross profit	$1,615,412	$1,290,924	$989,740
Gross margin	75%	77%	76%
Loss from operations	$(207,205)	$(154,761)	$(185,485)
Non-GAAP income from operations	$303,851	$230,111	$122,017
Operating margin	(10)%	(9)%	(14)%
Non-GAAP operating margin	14%	14%	9%
Net cash provided by operating activities	$603,114	$380,429	$254,406
Net cash used in investing activities	$(1,806,700)	$(330,224)	$(186,201)
Net cash provided by (used in) financing activities	$2,003,729	$12,785	$(192,185)
Free cash flow	$260,562	$166,915	$119,464
Net cash provided by operating activities (as a percentage of revenue)	28%	23%	20%
Free cash flow margin	12%	10%	9%
Paying customers(1)	332,466	237,714	189,791
Paying customers (> $100,000 Annualized Revenue)(1)	4,298	3,497	2,756
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Year Ended December 31,
	2025		2024		2023

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$1,072,996	49%	$849,500	51%	$678,184	52%
Europe, Middle East, and Africa	598,624	28%	466,499	28%	356,569	28%
Asia Pacific	329,760	15%	223,234	13%	168,826	13%
Other	166,557	8%	130,393	8%	93,166	7%
Total	$2,167,937	100%	$1,669,626	100%	$1,296,745	100%
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
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, lease impairment charges, and legal reserve and settlements. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses incurred in connection with the acquisition, and include third-party transaction costs and compensation expense for key acquired personnel. We exclude lease impairment charges related to real estate leases, which is a non-cash expense, from certain of our non-GAAP financial measures because they are not indicative of the Company’s ongoing cost structure and core business performance. We exclude legal reserve and settlements, which can be cash or non-cash expenses, from certain of our non-GAAP financial measures because they are not indicative of the Company’s ongoing cost structure and core business performance. We also excluded the one-time cash compensation charge incurred during the three months ended March 31, 2024 from certain of our non-GAAP financial measures because it was not attributable to services provided and did not correlate to the ongoing operation of our business.

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
Loss from operations	$(207,205)	$(154,761)	$(185,485)
Add:
Stock-based compensation expense and related employer payroll taxes	489,938	356,423	287,500
Amortization of acquired intangible assets	14,998	12,747	20,002
Acquisition-related and other expenses	3,909	702	—
One-time compensation charge	—	15,000	—
Lease asset impairment expense	5,097	—	—
Legal reserve and settlements	(2,886)	—	—
Non-GAAP income from operations	$303,851	$230,111	$122,017
Operating margin	(10)%	(9)%	(14)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	14%	14%	9%
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

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$603,114	$380,429	$254,406
Less: Purchases of property and equipment	(315,617)	(185,037)	(114,396)
Less: Capitalized internal-use software	(26,935)	(28,477)	(20,546)
Free cash flow	$260,562	$166,915	$119,464
Net cash used in investing activities	$(1,806,700)	$(330,224)	$(186,201)
Net cash provided by (used in) financing activities	$2,003,729	$12,785	$(192,185)
Net cash provided by operating activities (as a percentage of revenue)	28%	23%	20%
Less: Purchases of property and equipment (as a percentage of revenue)	(15)%	(11)%	(9)%
Less: Capitalized internal-use software (as a percentage of revenue)	(1)%	(2)%	(2)%
Free cash flow margin	12%	10%	9%
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
Paying Customers
We believe our ability to grow the number of paying customers on our network provides a key indicator of growth of our business and our future business opportunities. We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter. The number of paying customers was 332,466, 237,714, and 189,791 for the three months ended December 31, 2025, 2024, and 2023, respectively.
Paying Customers (> $100,000 Annualized Revenue)
While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of customers with Annualized Revenue greater than

$100,000 as indicative of our penetration within large enterprise accounts. To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each customer in the quarter and multiply that amount by four. For example, if we signed a new customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period. As a result, Annualized Revenue may be higher than actual revenue over the course of the year. The number of paying customers with Annualized Revenue greater than $100,000 was 4,298, 3,497, and 2,756 for the three months ended December 31, 2025, 2024, and 2023, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention rate measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention rate for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention rate includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention rate excludes professional services and the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates were 120%, 111%, and 115% for the three months ended December 31, 2025, 2024, and 2023, respectively.

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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation expense for our finance, legal, human resources, and other administrative personnel, professional fees for external legal services, accounting, and other consulting services, bad debt expense, allocated overhead costs, lease impairment charges, and legal reserve and settlements. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other costs as a result of operating as a public company. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue	$2,167,937	$1,669,626	$1,296,745
Cost of revenue	552,525	378,702	307,005
Gross profit	1,615,412	1,290,924	989,740
Operating expenses:
Sales and marketing	920,817	745,791	599,117
Research and development	512,489	421,374	358,143
General and administrative	389,311	278,520	217,965
Total operating expenses	1,822,617	1,445,685	1,175,225
Loss from operations	(207,205)	(154,761)	(185,485)
Non-operating income (expense):
Interest income	131,219	87,426	68,167
Interest expense	(8,766)	(5,196)	(5,872)
Loss on extinguishment of debt	—	—	(50,300)
Other income (expense), net	(7,954)	1,660	(4,372)
Total non-operating income, net	114,499	83,890	7,623
Loss before income taxes	(92,706)	(70,871)	(177,862)
Provision for income taxes	9,561	7,929	6,087
Net loss	$(102,267)	$(78,800)	$(183,949)

	Year Ended December 31,
	2025	2024	2023
Percentage of Revenue Data:
Revenue	100%	100%	100%
Cost of revenue	25	23	24
Gross margin	75	77	76
Operating expenses:
Sales and marketing	43	44	46
Research and development	24	25	27
General and administrative	18	17	17
Total operating expenses	85	86	90
Loss from operations	(10)	(9)	(14)
Non-operating income (expense):
Interest income	6	5	5
Interest expense	—	—	—
Loss on extinguishment of debt	—	—	(4)
Other income (expense), net	—	—	—
Total non-operating income, net	6	5	1
Loss before income taxes	(4)	(4)	(13)
Provision for income taxes	1	1	1
Net loss	(5)%	(5)%	(14)%

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Revenue	$2,167,937	$1,669,626	$498,311	30%
Revenue increased by $498.3 million, or 30%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in revenue was primarily due to the addition of new paying customers, which increased by 40% during the year ended December 31, 2025, as well as expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 120% for the three months ended December 31, 2025.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Cost of revenue	$552,525	$378,702	$173,823	46%
Gross margin	75%	77%
Cost of revenue increased by $173.8 million, or 46%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in the cost of revenue was primarily due to an increase of $59.2 million of third-party technology services costs, an increase of $54.1 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $45.2 million in depreciation expense due to an increase in server acquisitions and deployments, and an increase of $9.1 million in employee-related costs.
Gross margin decreased to 75% from 77%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in gross margin was primarily due to the increases in costs mentioned above.
Operating Expenses
Sales and Marketing

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Sales and marketing	$920,817	$745,791	$175,026	23%
Sales and marketing expenses increased by $175.0 million, or 23%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by $119.0 million in increased employee-related costs due to a 25% increase in headcount in our sales and marketing organization, including an increase of $36.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $11.6 million in expenses for marketing programs, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $10.5 million in co-location and bandwidth expenses for free customers, an increase of $8.8 million in consulting expenses, an increase of $7.8 million in travel-related expenses, an increase of $5.8 million in allocated overhead costs, and an increase of $5.0 million in third-party technology services costs.
Research and Development

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Research and development	$512,489	$421,374	$91,115	22%
Research and development expenses increased by $91.1 million, or 22%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by $79.8 million in increased employee-related costs due to a 22% increase in headcount in our research and development organization, including an increase of $11.4 million in stock-based compensation expense, and an increase of $4.3 million in allocated overhead costs. The Company recorded a reversal of stock-based compensation of $23.2 million during the year ended December 31, 2025 due to forfeitures of the Performance Options upon key employee departures.
General and Administrative

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
General and administrative	$389,311	$278,520	$110,791	40%
General and administrative expenses increased by $110.8 million, or 40%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by $86.8 million in increased employee-related costs due to a 10% increase in headcount in our general and administrative organization, including an increase of $66.0 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $8.5 million in professional fees for third-party accounting, consulting, and legal services, an increase of $6.8 million in travel-related expenses, an increase of $5.6 million in bad debt expense, an increase of $5.4 million in third-party technology services costs, and an increase of $5.1 million in lease impairment charges. These increases were partially offset by $10.5 million of decreased allocated overhead costs.
Non-Operating Income (Expense)

Interest Income

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest income	$131,219	$87,426	$43,793	50%
Interest income increased by $43.8 million, or 50%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by an increase in investment balance.
Interest Expense

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Interest expense	$(8,766)	$(5,196)	$(3,570)	69%
Interest expense did not significantly fluctuate during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Other Income (Expense), net

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Other income (expense), net	$(7,954)	$1,660	$(9,614)	*
______________
* Not meaningful
Other income (expense), net decreased by $9.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by larger unrealized losses due to changes in foreign currency exchange rates relative to the U.S. dollar compared to prior periods.

Provision for Income Taxes

	Year Ended December 31,		Change
	2025	2024	$	%

	(dollars in thousands)
Provision for income taxes	$9,561	$7,929	$1,632	21%
We recorded an income tax expense of $9.6 million during the year ended December 31, 2025 as compared to an income tax expense of $7.9 million for the year ended December 31, 2024. The income tax expense of $9.6 million and $7.9 million for the years ended December 31, 2025 and 2024, respectively, was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as cash flow from our operating activities, and we expect to continue to finance our operations using the same sources for the foreseeable future. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes, from which we received net proceeds of $1,274.0 million. In May 2024, we entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits us to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of December 31, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of December 31, 2025. During the year ended December 31, 2025, we settled the capped call option transactions (the 2025 Capped Calls) associated with the 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) and received $309.6 million in cash. In June 2025, we issued $2,000.0 million aggregate principal amount of the 2030 Notes, from which we received net proceeds of $1,971.0 million. In connection with the offering of the 2030 Notes, we entered into additional privately-negotiated capped call option transactions with certain financial institution counterparties.
As of December 31, 2025, we had cash and cash equivalents of $943.5 million, including $45.4 million held by our foreign subsidiaries. Our cash and cash equivalents consist of cash, highly liquid money market funds, time deposits, U.S. treasury bills, and commercial paper. We also had available-for-sale securities of $3,157.7 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of December 31, 2025, our investment portfolio consisted of investment grade securities with an average credit rating of AA-. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,204.9 million as of December 31, 2025. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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

As of December 31, 2025, our material cash requirements include contractual obligations from the 2026 Notes, purchase commitments and lease obligations. Refer to Notes 6, 7, and 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of December 31, 2025, we had $10.8 million recognized as total restricted cash on our consolidated balance sheets, related to indemnity holdback consideration associated with asset acquisitions and business combinations.
Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$603,114	$380,429	$254,406
Net cash used in investing activities	$(1,806,700)	$(330,224)	$(186,201)
Net cash provided by (used in) financing activities	$2,003,729	$12,785	$(192,185)
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2025 was $603.1 million, which resulted from a net loss of $102.3 million, adjusted for non-cash charges of $802.7 million and net cash outflow of $97.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $451.5 million for stock-based compensation expense, $189.7 million for depreciation and amortization expense, $101.6 million for amortization of deferred contract acquisition costs, $66.4 million for non-cash operating lease costs, $15.0 million for provision for bad debt, and $7.1 million for amortization of convertible note issuance costs, which were partially offset by $29.9 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $148.9 million increase in deferred contract acquisition costs due to the addition of new customers, a $80.6 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, a $80.0 million increase in prepaid expenses and other current assets, $63.8 million increase in payments for operating lease liabilities, and a $4.5 million increase in contract assets, which were partially offset by a $223.8 million increase in deferred revenue, an $26.7 million increase in accrued compensation, an $15.4 million increase in accrued expenses and other current liabilities, an $8.9 million increase in accounts payable related to operating activities, and a $6.8 million decrease in other noncurrent assets related to operating activities.
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
Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 of $1,806.7 million resulted primarily from the purchases of available-for-sale securities of $3,537.1 million, capital expenditures of $315.6 million, cash paid for asset acquisitions and business combinations, net of cash acquired of $50.9 million, and capitalization of internal-use software development costs of $26.9 million, which were partially offset by maturities of available-for-sale securities of $2,122.0 million.
Net cash used in investing activities during the year ended December 31, 2024 of $330.2 million resulted primarily from the purchases of available-for-sale securities of $1,572.1 million, capital expenditures of $185.0 million, cash paid for asset acquisitions and business combinations, net of cash acquired of $38.0 million, and capitalization of internal-use software development costs of $28.5 million, which were partially offset by the maturities of available-for-sale securities of $1,493.4 million.
Financing Activities

Net cash provided by financing activities of $2,003.7 million during the year ended December 31, 2025 was primarily due to $2,000.0 million gross proceeds from the issuance of the 2030 Notes, $309.6 million proceeds from the settlement of the 2025 Capped Calls, $33.1 million of proceeds from the exercise of vested stock options, and $25.4 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (ESPP), which were partially offset by $283.4 million from the purchases of capped calls related to the 2030 Notes (the 2030 Capped Calls), $48.3 million payment of tax withholding on Restricted Stock Unit (RSU) and Performance Stock Unit (PSU) settlements, $29.0 million cash paid for issuance costs related to the 2030 Notes, and $3.8 million of payments of indemnity holdback.
Net cash provided by financing activities of $12.8 million during the year ended December 31, 2024 was primarily due to $19.8 million proceeds from the issuance of Class A common stock pursuant to the ESPP and $12.9 million of proceeds from the exercise of vested stock options, which were partially offset by $16.8 million payment of tax withholding on RSU settlements, and $2.1 million cash paid for issuance costs on revolving credit facility.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, the assessment of uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to the conflicts in the Middle East and Ukraine, and the potential worsening and expansion of such conflicts, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Change in Accounting Estimate
In January 2024, we completed an assessment of the useful lives of our servers-network infrastructure, resulting in a change in the estimated useful lives of our servers-network infrastructure from four years to five years. This change in accounting estimate was effective beginning fiscal year 2024. Based on the carrying value of assets in service as of December 31, 2023, the change resulted in a reduction of depreciation expense of $21.1 million for the year ended December 31, 2024, recorded primarily in cost of revenue. Refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information relating to the useful lives of our servers-network infrastructure.

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
Interest Rate Risk
In August 2021 and June 2025, we issued $1,293.8 million and $2,000.0 million in aggregate principal amounts of the 2026 Notes and 2030 Notes, respectively. The Notes do not have regularly scheduled interest payments; therefore, we do not have economic interest rate exposure on the Notes. We carry the Notes at face value less the unamortized issuance costs on our consolidated balance sheets. Generally, the fair market value of the Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates.
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at our option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of December 31, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of December 31, 2025.
As of December 31, 2025, we had cash and cash equivalents of $943.5 million and available-for-sale securities of $3,157.7 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in an increase of $24.5 million or decrease of $25.8 million in the market value of our investments in available-for-sale securities as of December 31, 2025.

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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the years ended December 31, 2025, 2024, and 2023, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our consolidated financial statements.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cloudflare, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue from contracted customers

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recorded $2,167.9 million of total revenues for the year-ended December 31, 2025, a portion of which related to contracted customers. The Company’s revenue is generated from pay-as-you-go and contracted customers and is comprised of subscription fees to access its network and products, support services, and usage-based fees. The Company’s performance obligation primarily consists of subscription and support services, as they are provided over the same service period.

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

Santa Clara, California
February 26, 2026

CLOUDFLARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$943,536	$147,691
Available-for-sale securities	3,157,715	1,708,228
Accounts receivable, net	382,488	316,753
Contract assets	23,531	16,568
Restricted cash short-term	9,364	4,273
Prepaid expenses and other current assets	128,203	75,484
Total current assets	4,644,837	2,268,997
Property and equipment, net	618,691	467,420
Goodwill	226,563	181,087
Acquired intangible assets, net	41,799	21,865
Operating lease right-of-use assets	237,646	168,379
Deferred contract acquisition costs, noncurrent	219,499	172,217
Restricted cash	1,457	2,250
Other noncurrent assets	45,764	18,947
Total assets	$6,036,256	$3,301,162
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$84,115	$105,807
Accrued expenses and other current liabilities	109,054	81,602
Accrued compensation	111,005	80,854
Operating lease liabilities	70,901	47,626
Deferred revenue	684,207	477,765
Current portion of convertible senior notes, net	1,291,281	—
Total current liabilities	2,350,563	793,654
Convertible senior notes, net	1,974,120	1,287,321
Operating lease liabilities, noncurrent	182,025	128,266
Deferred revenue, noncurrent	41,088	22,095
Other noncurrent liabilities	29,337	23,625
Total liabilities	4,577,133	2,254,961

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of December 31, 2025 and 2024; 317,319 and 307,892 shares issued and outstanding as of December 31, 2025 and 2024, respectively	317	307
Class B common stock; $0.001 par value; 315,000 shares authorized as of December 31, 2025 and 2024; 34,568 and 36,963 shares issued and outstanding as of December 31, 2025 and 2024, respectively	34	37
Additional paid-in capital	2,651,420	2,152,750
Accumulated deficit	(1,204,907)	(1,102,640)
Accumulated other comprehensive income (loss)	12,259	(4,253)
Total stockholders’ equity	1,459,123	1,046,201
Total liabilities and stockholders’ equity	$6,036,256	$3,301,162

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,167,937	$1,669,626	$1,296,745
Cost of revenue	552,525	378,702	307,005
Gross profit	1,615,412	1,290,924	989,740
Operating expenses:
Sales and marketing	920,817	745,791	599,117
Research and development	512,489	421,374	358,143
General and administrative	389,311	278,520	217,965
Total operating expenses	1,822,617	1,445,685	1,175,225
Loss from operations	(207,205)	(154,761)	(185,485)
Non-operating income (expense):
Interest income	131,219	87,426	68,167
Interest expense	(8,766)	(5,196)	(5,872)
Loss on extinguishment of debt	—	—	(50,300)
Other income (expense), net	(7,954)	1,660	(4,372)
Total non-operating income, net	114,499	83,890	7,623
Loss before income taxes	(92,706)	(70,871)	(177,862)
Provision for income taxes	9,561	7,929	6,087
Net loss	$(102,267)	$(78,800)	$(183,949)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.23)	$(0.55)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	348,421	341,411	333,656

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss	$(102,267)	$(78,800)	$(183,949)
Other comprehensive income (loss), net of tax:
Change in unrealized gain on investments	4,478	510	13,880
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	17,133	(4,494)	—
Reclassification of gain included in net loss	(5,099)	(2,253)	—
Net changes on cash flow hedges	12,034	(6,747)	—
Other comprehensive income (loss), net of tax	16,512	(6,237)	13,880
Comprehensive loss	$(85,755)	$(85,037)	$(170,069)

The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	286,561	$286	43,525	$42	$1,475,423	$(839,891)	$(11,896)	$623,964
Issuance of common stock upon exercise of stock options	448	—	2,541	3	14,848	—	—	14,851
Repurchases of unvested common stock	(17)	—	—	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	1	1,760	—	—	1,761
Issuance of common stock related to settlement of RSUs	3,291	3	398	1	(4)	—	—	—
Tax withholding on RSU settlement	(105)	—	(18)	—	(7,953)	—	—	(7,953)
Conversion of Class B to Class A Common stock	7,003	7	(7,003)	(7)	—	—	—	—
Common stock issued under employee stock purchase plan	447	1	—	—	19,082	—	—	19,083
Settlement of common stock in connection with convertible senior notes	461	—	—	—	46	—	—	46
Stock-based compensation	—	—	—	—	281,364	—	—	281,364
Net loss	—	—	—	—	—	(183,949)	—	(183,949)
Other comprehensive income	—	—	—	—	—	—	13,880	13,880
Balance as of December 31, 2023	298,089	297	39,443	40	1,784,566	(1,023,840)	1,984	763,047
Issuance of common stock upon exercise of stock options	247	—	2,735	3	12,902	—	—	12,905
Issuance of common stock related to early exercised stock options	—	—	2	—	—	—	—	—
Vesting of shares issued upon early exercise of stock options	—	—	—	—	109	—	—	109
Issuance of common stock related to settlement of RSUs and PSUs	4,208	4	—	—	(4)	—	—	—
Tax withholding on RSU settlement	(195)	—	—	—	(16,774)	—	—	(16,774)
Conversion of Class B to Class A Common stock	5,217	6	(5,217)	(6)	—	—	—	—
Common stock issued under employee stock purchase plan	326	—	—	—	19,796	—	—	19,796
Other	—	—	—	—	1,689	—	—	1,689
Stock-based compensation	—	—	—	—	350,466	—	—	350,466
Net loss	—	—	—	—	—	(78,800)	—	(78,800)
Other comprehensive loss	—	—	—	—	—	—	(6,237)	(6,237)
Balance as of December 31, 2024	307,892	307	36,963	37	2,152,750	(1,102,640)	(4,253)	1,046,201
Issuance of common stock upon exercise of stock options	443	1	1,899	1	33,121	—	—	33,123
Issuance of common stock related to settlement of RSUs and PSUs	4,683	5	—	—	(5)	—	—	—
Tax withholding on RSU and PSU settlement	(260)	—	—	—	(48,254)	—	—	(48,254)
Conversion of Class B to Class A Common stock	4,294	4	(4,294)	(4)	—	—	—	—
Common stock issued under employee stock purchase plan	267	—	—	—	25,435	—	—	25,435
Reclassification of the 2025 capped calls from equity to derivative asset	—	—	—	—	308,299	—	—	308,299
Purchase of capped calls related to the 2030 convertible senior notes	—	—	—	—	(283,400)	—	—	(283,400)
Stock-based compensation	—	—	—	—	463,474	—	—	463,474
Net loss	—	—	—	—	—	(102,267)	—	(102,267)
Other comprehensive income	—	—	—	—	—	—	16,512	16,512
Balance as of December 31, 2025	317,319	$317	34,568	$34	$2,651,420	$(1,204,907)	$12,259	$1,459,123
The accompanying notes are an integral part of these consolidated financial statements.

CLOUDFLARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net loss	$(102,267)	$(78,800)	$(183,949)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	189,742	127,722	135,820
Non-cash operating lease costs	66,427	49,476	44,792
Amortization of deferred contract acquisition costs	101,623	77,822	61,374
Stock-based compensation expense	451,454	338,461	273,989
Amortization of debt issuance costs	7,070	3,959	4,519
Net accretion of discounts and amortization of premiums on available-for-sale securities	(29,897)	(42,081)	(44,441)
Deferred income taxes	1,333	2,111	2,264
Provision for bad debt	14,989	10,038	13,637
Loss on extinguishment of debt	—	—	50,300
Other	(38)	643	829
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations:
Accounts receivable, net	(80,595)	(78,523)	(113,361)
Contract assets	(4,507)	(5,527)	(2,749)
Deferred contract acquisition costs	(148,905)	(116,803)	(101,465)
Prepaid expenses and other current assets	(79,995)	(38,227)	(22,125)
Other noncurrent assets	6,792	2,170	1,018
Accounts payable	8,864	18,626	11,781
Accrued expenses and other current liabilities	15,422	9,900	4,001
Accrued compensation	26,675	18,742	21,787
Operating lease liabilities	(63,757)	(55,248)	(40,046)
Deferred revenue	223,815	135,008	134,473
Other noncurrent liabilities	(1,131)	960	1,958
Net cash provided by operating activities	603,114	380,429	254,406
Cash Flows from Investing Activities
Purchases of property and equipment	(315,617)	(185,037)	(114,396)
Capitalized internal-use software	(26,935)	(28,477)	(20,546)
Asset acquisitions and business combinations, net of cash acquired	(50,884)	(37,991)	(6,083)
Purchases of available-for-sale securities	(3,537,085)	(1,572,113)	(1,877,513)
Sales of available-for-sale securities	—	—	20,248
Maturities of available-for-sale securities	2,121,993	1,493,356	1,812,015
Other investing activities	1,828	38	74
Net cash used in investing activities	(1,806,700)	(330,224)	(186,201)
Cash Flows from Financing Activities
Proceeds from settlement of the 2025 Capped Calls	309,616	—	—
Gross proceeds from issuance of 2030 convertible senior notes	2,000,000	—	—
Purchases of capped calls related to the 2030 convertible senior notes	(283,400)	—	—
Cash paid for issuance costs on 2030 convertible senior notes	(29,004)	—	—
Repayments of convertible senior notes	—	—	(207,649)
Cash paid for issuance costs on revolving credit facility	—	(2,148)	—
Proceeds from the exercise of stock options	33,123	12,905	14,851
Proceeds from the early exercise of stock options	—	6	—
Repurchases of unvested common stock	—	—	(34)
Proceeds from the issuance of common stock for employee stock purchase plan	25,435	19,796	19,083
Payment of tax withholding obligation on RSU and PSU settlement	(48,254)	(16,774)	(7,953)
Payment of indemnity holdback	(3,787)	(1,000)	(10,483)
Net cash provided by (used in) financing activities	2,003,729	12,785	(192,185)
Net increase (decrease) in cash, cash equivalents, and restricted cash	800,143	62,990	(123,980)
Cash, cash equivalents, and restricted cash, beginning of period	154,214	91,224	215,204
Cash, cash equivalents, and restricted cash, end of period	$954,357	$154,214	$91,224
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$29	$75	$670
The accompanying notes are an integral part of these consolidated financial statements.

Cash paid for income taxes, net of refunds	$7,767	$4,995	$4,454
Cash paid for operating lease liabilities	$70,859	$51,387	$40,747
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development and cloud computing arrangements	$12,020	$10,839	$6,641
Accounts payable and accrued expenses related to property and equipment additions	$26,351	$57,241	$26,423
Vesting of early exercised stock options	$—	$109	$1,761
Indemnity holdback consideration associated with asset acquisitions and business combinations	$7,825	$6,523	$1,000
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$130,131	$71,773	$44,707
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes to the consolidated financial statements. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the Company’s deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, the assessment of uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. Management bases these estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable. Due in part to conflicts and geopolitical tensions around the world, the potential worsening and expansion of such conflicts and tensions, threats of tariffs and other impediments to cross-border trade, and other macroeconomic and geopolitical conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Actual results could differ materially from these estimates.
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
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, available-for-sale securities, and accounts receivable. Although the Company maintains cash deposits and time deposits with multiple financial institutions, the deposits, at times, may exceed federally insured limits. Cash and cash equivalents may be withdrawn or redeemed on demand. The Company believes that the financial institutions that hold its cash and cash equivalents and available-for-sale securities are financially sound and, accordingly, minimal credit risk exists with respect to these balances. The Company also maintains investments in U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds that carry high credit ratings and accordingly, minimal credit risk exists with respect to these balances.
The Company’s accounts receivable are derived from net revenue to customers located throughout the world. The Company grants credit to its customers in the normal course of business. For the years ended December 31, 2025, 2024, and 2023, no customer accounted for more than 10% of the Company’s revenue. No customer represented 10% or more of accounts receivable, net as of December 31, 2025 and 2024.
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
Advertising Expense
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. Advertising expense for the years ended December 31, 2025, 2024, and 2023 was $95.2 million, $78.6 million, and $57.6 million, respectively.
Stock-based Compensation
The Company measures and recognizes stock-based compensation expense based on the grant date fair value of the awards. The Company accounts for forfeitures as they occur. The grant date fair value of performance stock units (PSUs) with financial performance conditions and restricted stock units (RSUs) are estimated based on the fair value of the Company's underlying common stock. The grant date fair value of stock options with service-based vesting only is estimated using the Black-Scholes option pricing model. The grant date fair value of stock options and PSUs with market conditions are estimated using the Monte Carlo simulation pricing model. The grant date fair value of purchase rights issued under the 2019 Employee Stock Purchase Plan (ESPP) is estimated using the Black-Scholes option pricing model and is based on the estimated number of awards as of the beginning of the offering period, respectively.
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
Stock-based compensation expense for awards with financial performance conditions is recognized over the requisite service period. When there is a change in management's estimate of expected achievement relative to the performance target for awards that include a performance condition, the change in estimate results in the recognition of a cumulative adjustment of stock-based compensation expense. Stock-based compensation expense for awards with service-based vesting only, is recognized on a straight-line basis over the requisite service period of the awards. The vesting period of these awards is generally four years. Stock-based compensation expense for awards with service and market conditions is recognized on a graded attribution basis over the requisite service period of the awards as derived from the Monte Carlo simulation pricing model.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity from the date of purchase of 90 days or less. Cash equivalents are comprised of highly liquid money market funds, time deposits, U.S. treasury bills and commercial paper.
Restricted Cash
The Company's restricted cash at December 31, 2025 is related to indemnity holdback consideration associated with asset acquisitions and business combinations. The Company classifies restricted cash as current or non-current based on the remaining term of the restriction.
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
All of the Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when the fair value of its investments decline below their respective cost basis. Factors considered in determining whether a loss is temporary include the extent and length of time the investment’s fair value has been lower than its cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security prior to the expected recovery of the investment’s amortized cost basis. No such impairment charges were recorded during the years ended December 31, 2025, 2024, and 2023.
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
Convertible Senior Notes
The Company accounts for its 0.75% Convertible Senior Notes due 2025 (the 2025 Notes), its 0.00% Convertible Senior Notes due 2026 (the 2026 Notes) and its 0.00% Convertible Senior Notes due 2030 (the 2030 Notes and together with the 2026 Notes, the Notes) as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and identifiable intangible assets acquired. The carrying amount of goodwill is reviewed for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At December 31, 2025 and 2024, the Company had a single operating segment and reporting unit structure. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test will be required. If the Company has determined it necessary to perform a quantitative impairment assessment, the Company will compare the fair value of the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill of the reporting unit.
Intangible assets are carried at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company estimates the useful life by estimating the expected period of economic benefit. The estimated useful life of the Company’s acquired intangible assets on the consolidated balance sheet as of the year ended December 31, 2025 are as follows:

Useful Lives
Developed technology	1-2 years
Customer relationships	1-8 years
Other	10 years
Indefinite lived intangibles are assessed annually for impairment, which includes an assessment of whether there were any triggering events that required an impairment assessment of the Company’s definite lived intangible assets, and whether it was more likely than not that the Company’s indefinite lived intangible asset was impaired. The Company performed an evaluation for impairment and determined there were no goodwill or intangible asset impairments for the years ended December 31, 2025, 2024, and 2023.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, which include depreciable tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows these assets are expected to generate. The Company recognizes an impairment in the event the carrying amount of such assets exceeds the fair value attributable to such assets. There were no events or changes in circumstances that indicated the long-lived assets were materially impaired during any of the periods presented.
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
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for multiple classes of common stock and participating securities. The Company considers any shares issued on the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have nonforfeitable dividend rights in the event a dividend is paid on common stock. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the losses of the Company. As such, the Company’s net losses for the years ended December 31, 2025, 2024, and 2023 were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an entity, on an annual basis, to disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis effective December 31, 2025.
Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, accrued compensation is now presented as a separate line item on the consolidated statements of cash flows and was previously included within Accrued expense and other current liabilities.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the years ended December 31, 2025, 2024, and 2023.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Year Ended December 31,
	2025		2024		2023

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$1,072,996	49%	$849,500	51%	$678,184	52%
Europe, Middle East, and Africa	598,624	28%	466,499	28%	356,569	28%
Asia Pacific	329,760	15%	223,234	13%	168,826	13%
Other	166,557	8%	130,393	8%	93,166	7%
Total	$2,167,937	100%	$1,669,626	100%	$1,296,745	100%
The following table summarizes the revenue from contracts by type of customer:

	Year Ended December 31,
	2025		2024		2023

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$568,867	26%	$337,394	20%	$202,404	16%
Direct customers	1,599,070	74%	1,332,232	80%	1,094,341	84%
Total	$2,167,937	100%	$1,669,626	100%	$1,296,745	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the year ended December 31, 2025, the Company recognized revenue of $467.5 million, that was included in the corresponding contract liability balance at the beginning of the period presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$172,217	$133,236	$93,145
Capitalization of contract acquisition costs	148,905	116,803	101,465
Amortization of deferred contract acquisition costs	(101,623)	(77,822)	(61,374)
Ending balance	$219,499	$172,217	$133,236

The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,495.8 million. As of December 31, 2025, the Company expected to recognize 63% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.

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
The following table summarizes the Company’s cash, cash equivalents and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of December 31, 2025 and 2024.

(in thousands)					Reported as:
December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$68,297	$—	$—	$68,297	$57,476	$—	$10,821
Level I:
Money market funds	587,823	—	—	587,823	587,823	—	—
Level II:
Time Deposits	100,000	—	—	100,000	100,000	—	—
Corporate bonds	1,271,232	3,304	(54)	1,274,482	—	1,274,482	—
U.S. treasury securities	1,760,179	3,859	(4)	1,764,034	59,768	1,704,266	—
U.S. government agency securities	146,986	22	(78)	146,930	—	146,930	—
Commercial paper	170,506	—	—	170,506	138,469	32,037	—
Subtotal	3,448,903	7,185	(136)	3,455,952	298,237	3,157,715	—
Total assets measured at fair value on a recurring basis	$4,105,023	$7,185	$(136)	$4,112,072	$943,536	$3,157,715	$10,821

(in thousands)					Reported as:
December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$51,410	$—	$—	$51,410	$44,887	$—	$6,523
Level I:
Money market funds	102,804	—	—	102,804	102,804	—	—
Level II:
Corporate bonds	466,769	1,125	(316)	467,578	—	467,578	—
U.S. treasury securities	1,120,478	2,403	(677)	1,122,204	—	1,122,204	—
U.S. government agency securities	69,872	55	(19)	69,908	—	69,908	—
Commercial paper	48,538	—	—	48,538	—	48,538	—
Subtotal	1,705,657	3,583	(1,012)	1,708,228	—	1,708,228	—
Total assets measured at fair value on a recurring basis	$1,859,871	$3,583	$(1,012)	$1,862,442	$147,691	$1,708,228	$6,523
As of December 31, 2025 and 2024, the Company had $10.8 million and $6.5 million, respectively, in total restricted cash, related to indemnity holdback consideration associated with asset acquisitions and business combinations.
The aggregate fair value of the Company’s money market funds and time deposits approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds and time deposits as of December 31, 2025 and 2024. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,976.5 million and $1,139.9 million as of December 31, 2025 and 2024, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $1,174.2 million and $565.8 million as of December 31, 2025 and 2024, respectively.
Net unrealized gain on investments was $7.0 million and $2.6 million as of December 31, 2025 and 2024, respectively and was included in accumulated other comprehensive income on the consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, commercial paper, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of December 31, 2025, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA-.
The Company carries the 2026 Notes and 2030 Notes at face value less the unamortized issuance costs on its consolidated balance sheets and presents that fair value for disclosure purposes only. As of December 31, 2025, the fair value of the 2026 Notes and 2030 Notes were $1,527.5 million and $2,198.8 million, respectively. The fair value of the Notes, which are classified as Level II financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of December 31, 2025 and 2024.
Note 5. Balance Sheet Components
Accounts Receivable, Net
Activity in the allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$8,166	$5,996	$3,134
Provision for bad debt	14,989	9,415	13,641
Write-off of uncollectible accounts receivable	(16,076)	(7,245)	(10,779)
Ending balance	$7,079	$8,166	$5,996
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2025	2024

	(in thousands)
Property and equipment:
Servers—network infrastructure	$726,763	$488,799
Construction in progress	58,372	68,973
Capitalized internal-use software	109,730	98,055
Office and computer equipment	34,414	30,872
Office furniture	7,816	7,068
Software	9,309	4,097
Leasehold improvements	50,906	49,047
Asset retirement obligation	826	827
Gross property and equipment	998,136	747,738
Less accumulated depreciation and amortization	(379,445)	(280,318)
Total property and equipment, net	$618,691	$467,420
Depreciation and amortization expense on property and equipment for the years ended December 31, 2025, 2024, and 2023 was $167.5 million, $109.9 million, and $113.4 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $31.1 million, $24.7 million, and $21.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Goodwill
As of December 31, 2025 and 2024, the Company's goodwill was $226.6 million and $181.1 million, respectively. During the year ended December 31, 2025, the Company recorded $46.6 million of goodwill in connection with the acquisition of Replicate, Inc. (Replicate). For further details on these acquisitions, refer to Note 13 to these consolidated financial statements. No goodwill impairments were recorded during the years ended December 31, 2025 and 2024.
Acquired Intangible Assets, Net
Acquired intangible assets, net consisted of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$46,820	$20,686	$26,134
Customer relationships	17,380	5,813	11,567
Other	4,462	364	4,098
Total acquired intangible assets, net	$68,662	$26,863	$41,799

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$22,131	$7,878	$14,253
Customer relationships	11,600	3,988	7,612
Total acquired intangible assets, net	$33,731	$11,866	$21,865

During the three months ended December 31, 2025, the Company acquired $22.0 million of developed technology through the acquisition of Replicate. Refer to Note 13 to these consolidated financial statements for further details on this acquisition.
Amortization of acquired intangible assets for the years ended December 31, 2025, 2024, and 2023 was $15.0 million, $12.7 million, and $20.0 million, respectively.
As of December 31, 2025, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2026	$21,160
2027	14,171
2028	1,896
2029	1,896
2030	809
Thereafter	1,867
Total	$41,799

Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 8.8 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 9.8 years. All of the Company's leases are classified as operating leases.
The components of lease cost related to the Company's operating leases included in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost	$66,427	$49,476	$44,792
Total lease cost	$66,427	$49,476	$44,792
Variable lease cost, short-term lease cost, and sublease income for the years ended December 31, 2025, 2024, and 2023, were not material.
As of December 31, 2025, the Company had $59.1 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheet. These operating leases will commence between January 2026 and July 2027 and have an average lease term of 4.3 years.
As of December 31, 2025 and 2024, the weighted-average remaining term of the Company’s operating leases was 4.7 years and 4.3 years, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.8% and 4.9%, respectively.

Maturities of the operating lease liabilities as of December 31, 2025 are as follows:

December 31, 2025
(in thousands)
2026	$80,473
2027	68,637
2028	45,047
2029	32,265
2030	23,280
Thereafter	32,333
Total lease payments	$282,035
Less: Imputed interest	$(29,109)
Total operating lease liabilities	$252,926

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
None of the circumstances described in the paragraphs above were met during the quarter ended December 31, 2025.
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
2030 Capped Call Transactions

In connection with the offering of the 2030 Notes, the Company entered into privately-negotiated capped call option transactions (the 2030 Capped Calls) with certain financial institution counterparties. The 2030 Capped Calls each have an initial strike price of approximately $247.67 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls each have an initial cap price of approximately $469.73 per share, subject to certain adjustments. The 2030 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 8.1 million shares of the Company's Class A common stock. The 2030 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2030 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2030 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, a nationalization, insolvency, or delisting involving the Company. The 2030 Capped Calls expire in incremental components on each trading date between May 16, 2030 and June 13, 2030. As of December 31, 2025, the terms of the 2030 Capped Calls have not been adjusted.
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
None of the circumstances described in the paragraphs above were met during the quarter ended December 31, 2025.
Based on the closing price of the Company's Class A common stock of $197.15 on December 31, 2025, the if-converted value of the 2026 Notes exceeded its principal amount by approximately $39.3 million. As of December 31, 2025, the Company classified the net carrying value of the 2026 Notes of $1,291.3 million as current portion of convertible senior notes, net.

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
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. The 2026 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 6.8 million shares of the Company's Class A common stock. The 2026 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2026 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency, or delisting involving the Company. The 2026 Capped Calls expire in incremental components on each trading date between July 17, 2026 and August 13, 2026. As of December 31, 2025, the terms of the 2026 Capped Calls have not been adjusted.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
2025 Convertible Senior Notes
In May 2020, the Company issued $575.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2025 (the 2025 Notes).The 2025 Notes were senior unsecured obligations of the Company, with interest payable semi-annually in arrears, at a rate of 0.75% per year.
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
During the fiscal year ended December 31, 2023, the Company repurchased $123.0 million principal amount of the 2025 Notes (the 2025 Notes Repurchases) for approximately $172.7 million in cash, which resulted in a $50.3 million loss on extinguishment of debt. During the same fiscal year, the Company also settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes with a combination of cash equal to the aggregate principal amount of the converted 2025 Notes and the issuance of approximately 0.5 million shares of the Company's Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount of the converted 2025 Notes.
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
In March 2025, the Company elected cash settlement for the 2025 Capped Calls. Upon the cash settlement elections, the 2025 Capped Calls no longer met the criteria for equity classification and were reclassified from additional paid-in capital to a derivative asset of $308.3 million on the Company's condensed consolidated balance sheet as of March 31, 2025. The derivative asset was included in prepaid expenses and other current assets. The Company used the Black-Scholes option-pricing model to determine the fair value of the derivative asset, with significant inputs being the expected term, risk free rate, volatility and the Company’s share price as of the valuation dates. Upon expiration of the 2025 Capped Calls in May 2025, the Company received $309.6 million in cash in connection with the settlements and recognized a gain of $1.3 million in other income (expense), net on the Company's condensed consolidated statement of operations.
The net carrying amounts of the Notes were as follows:

	December 31, 2025		December 31, 2024
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Principal	$2,000,000	$1,293,750	$—	$1,293,750
Unamortized debt issuance costs	(25,880)	(2,469)	—	(6,429)
Carrying amount, net	$1,974,120	$1,291,281	$—	$1,287,321
The following tables set forth total interest expense recognized related to the Notes and 2025 Notes:

	Year Ended December 31,
	2025			2024			2023
	2030 Notes	2026 Notes	2025 Notes	2030 Notes	2026 Notes	2025 Notes	2030 Notes	2026 Notes	2025 Notes
	(in thousands)
Coupon interest expense	$—	$—	$—	$—	$—	$—	$—	$—	$477
Amortization of debt issuance costs	3,110	3,960	—	—	3,959	—	—	3,960	559
Total	$3,110	$3,960	$—	$—	$3,959	$—	$—	$3,960	$1,036
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
The obligations under the Revolving Credit Facility are required to be guaranteed and secured by the Company's assets. The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain compliance with a maximum consolidated net leverage ratio, in each case, calculated in accordance with the terms of the credit agreement. During the three months ended June 30, 2025, in connection with the issuance of the 2030 Notes, the Company entered into an amendment to the credit agreement to amend the financial covenants.
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
As of December 31, 2025, the Company was in compliance with all covenants under the credit agreement.
As of December 31, 2025, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of December 31, 2025.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. Refer to the table below for long-term bandwidth and co-location commitments under non-cancelable contracts with various networks and Internet service providers as of December 31, 2025. For the lease components of co-location agreements, refer to Note 6 to these consolidated financial statements.

	Payments Due by Period as of December 31, 2025
	Total	2026	2027	2028	2029	2030	Thereafter

	(in thousands)
Non-cancelable:
Open purchase agreements(1)	$65,019	$31,043	$19,697	$6,406	$2,437	$2,451	$2,985
Bandwidth and other co-location related commitments(2)	179,357	61,507	54,761	34,139	18,591	9,472	887
Other commitments(3)	10,821	9,364	1,457	—	—	—	—
Total	$255,197	$101,914	$75,915	$40,545	$21,028	$11,923	$3,872

(1)Open purchase commitments are for the purchase of services under non-cancelable contracts. They were not recorded as liabilities on the consolidated balance sheet as of December 31, 2025 as the Company had not yet received the related services.
(2)Long-term commitments for bandwidth usage and other co-location related commitments with various networks and Internet service providers. The costs for services not yet received were not recorded as liabilities on the consolidated balance sheet as of December 31, 2025.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of December 31, 2025 and 2024, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	December 31,
	2025	2024

	(in thousands)
2026 Notes	10,311	10,311
2030 Notes	11,709	—
Stock options issued and outstanding	5,661	8,847
Remaining shares available for issuance under the 2019 Plan	84,220	69,012
Outstanding and unsettled RSUs and PSUs	10,331	11,879
Shares available for issuance under the ESPP	20,074	16,893
Total shares of common stock reserved	142,306	116,942

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

	Stock Options Outstanding
	(in thousands, except year and per share data)
	Shares Subject to Options Outstanding	Weighted- Average Exercise Price per Option	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value
Balances as of December 31, 2022	15,886	$34.21	6.3	$451,782
Options granted	1,290	$51.21
Options exercised	(2,989)	$4.96		$171,225
Options canceled/forfeited/expired	(1,664)	$62.62
Balances as of December 31, 2023	12,523	$21.03	5.7	$787,633
Options granted	625	$81.45
Options exercised	(2,984)	$4.33		$257,941
Options canceled/forfeited/expired	(1,317)	$48.00
Balances as of December 31, 2024	8,847	$26.91	5.1	$720,364
Options granted	207	$142.36
Options exercised	(2,342)	$14.15		$383,926
Options canceled/forfeited/expired	(1,051)	$53.03
Balances as of December 31, 2025	5,661	$31.56	4.5	$937,438
Vested and expected to vest as of December 31, 2025	5,661	$31.56	4.5	$937,438
Exercisable as of December 31, 2025	3,117	$10.16	2.5	$582,861
The aggregate intrinsic value is the difference between the exercise price of the option and the estimated fair value of the underlying common stock. There were no options exercisable and unvested as of December 31, 2025 and December 31, 2024.
The total grant date fair value for vested options in the years ended December 31, 2025, 2024, and 2023 was $2.7 million, $7.8 million, and $15.5 million, respectively.
The Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable to purchase shares of the Company's Class A common stock if the Company achieves certain stock price milestones and the employee continues to provide services to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan. As of December 31, 2025, there were approximately 2.5 million outstanding Performance Options.

The weighted-average assumptions used to determine the fair value of the Performance Options during the periods presented were as follows:

	Year ended December 31,
	2025	2024	2023
Expected term (in years)	10.0	10.0	10.0
Expected volatility	61.0%	60.6%	63.7%
Risk-free interest rate	4.5%	4.2%	3.9%
Dividend yield	—	—	—
The weighted-average grant date fair value per share of the Performance Options granted for the years ended December 31, 2025, 2024, and 2023 was $94.04, $52.09, and $52.13, respectively.
The Company recorded a reversal of stock-based compensation expense of $25.9 million during the year ended December 31, 2025 due to forfeitures of the Performance Options upon key employee departures. The total stock-based compensation expense for the Performance Options for the years ended December 31, 2025, 2024, and 2023 were $20.6 million, $32.7 million, and $33.5 million, respectively. As of December 31, 2025, there was $70.0 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 3.1 years.
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
All PSUs granted under the 2019 Plan on or before December 31, 2025 will vest upon the achievement of financial performance or market conditions, subject to continued service through the applicable vesting dates.
On February 5, 2025, the Company’s Board of Directors granted to the Company’s CEO and President (each, a Co-Founder) an aggregate of 350,220 PSUs with market conditions that vest if the Company achieves certain stock price milestones and the Co-Founders, individually, continue to provide service to the Company through the applicable vesting dates.
The weighted average assumptions used to determine the fair value of the Co-Founder PSUs with market conditions were as follows:

2025
Expected term (in years)	7.0
Expected volatility	64.7%
Risk-free interest rate	4.3%
Dividend yield	—

RSU and PSU activity under the 2019 Plan and the 2010 Plan for the year ended December 31, 2025 was as follows:

	RSUs and PSUs	Weighted-Average Grant Date Fair Value

	(in thousands, except per share data)
Unvested and outstanding as of December 31, 2022	9,580	$61.14
Granted - RSUs	6,428	$62.24
Vested - RSUs	(3,689)	$56.75
Forfeited - RSUs	(1,161)	$65.87
Unvested as of December 31, 2023	10,894	$65.93
Vested and not yet released	—	$—
Outstanding as of December 31, 2023	10,894	$65.93
Granted - RSUs and PSUs	7,460	$89.17
Vested - RSUs	(4,226)	$69.43
Forfeited - RSUs	(2,267)	$65.56
Unvested as of December 31, 2024	11,861	$79.37
Vested and not yet released	18	$57.66
Outstanding as of December 31, 2024	11,879	$79.34
Granted - RSUs and PSUs	4,884	$144.32
Vested - RSUs and PSUs	(4,665)	$84.77
Forfeited - RSUs and PSUs	(1,750)	$84.07
Unvested as of December 31, 2025	10,330	$106.84
Vested and not yet released	1	$68.12
Outstanding as of December 31, 2025	10,331	$106.84
The total grant date fair value for vested RSUs and PSUs were $395.5 million, $293.4 million, and $209.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total stock-based compensation expense for RSUs and PSUs were $430.8 million, $300.0 million, and $219.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the total unrecognized stock-based compensation expense related to RSUs and PSUs was $967.9 million that is expected to be recognized over a weighted-average period of 3.0 years. The number of PSUs granted during the years ended December 31, 2025 and 2024 were not material. The total stock-based compensation expense for PSUs was $17.2 million and not material for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the total unrecognized stock-based compensation related to PSUs with market conditions was $24.3 million and is expected to be recognized over a weighted-average period of 2.2 years.
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

During the years ended December 31, 2025 and 2024, respectively, 267,068 and 326,515 shares of Class A common stock were purchased under the ESPP. As of December 31, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $4.0 million and is expected to be recognized over a weighted-average period of 0.4 years.
The weighted-average assumptions used to determine the fair value of the ESPP during the periods presented were as follows:

	Year ended December 31,
	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.1%	4.9%	5.2%
Expected volatility	52.0%	46.7%	68.9%
Dividend yield	—	—	—
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$13,043	$10,911	$7,967
Sales and marketing	127,868	91,464	73,682
Research and development	156,140	143,589	132,417
General and administrative	154,403	92,497	59,923
Total stock-based compensation expense	$451,454	$338,461	$273,989

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except per share data)
Net loss attributable to common stockholders	$(91,779)	$(10,488)	$(69,975)	$(8,825)	$(161,296)	$(22,653)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	312,687	35,734	303,175	38,236	292,568	41,088
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.29)	$(0.23)	$(0.23)	$(0.55)	$(0.55)
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

	December 31,
	2025	2024	2023

	(in thousands)
2026 Notes	6,762	6,762	6,762
2030 Notes	8,075	—	—
Shares subject to repurchase	—	—	38
Unexercised stock options	5,661	8,847	12,523
Outstanding RSUs and PSUs	10,331	11,481	10,932
Shares issuable pursuant to the ESPP	86	173	189
Total	30,915	27,263	30,444

Note 12. Income Taxes
The components of the Company's loss before income taxes for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Domestic	$(143,442)	$(125,307)	$(210,547)
Foreign	50,736	54,436	32,685
Total loss before income taxes	$(92,706)	$(70,871)	$(177,862)
The components of the Company's provision for (benefit from) income taxes for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current expense:
Federal	$3,012	$1,681	$513
State	308	142	324
Foreign	4,908	3,995	2,986
Total current provision for income taxes	$8,228	$5,818	$3,823
Deferred expense (benefit):
Federal	$(1,503)	$(1,205)	$—
State	(563)	(235)	—
Foreign	3,399	3,551	2,264
Total deferred provision for income taxes	$1,333	$2,111	$2,264
Total provision for (benefit from) income taxes
Federal	$1,509	$476	$513
State	(255)	(93)	324
Foreign	8,307	7,546	5,250
Total provision for income taxes	$9,561	$7,929	$6,087
A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate under the requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	(in thousands)
U.S. federal statutory income tax rate	$(19,468)	21.0%
State income taxes, net of federal tax benefits(1)	(154)	0.2%
Foreign tax effects
United Kingdom
Stock-based and employee compensation	(16,151)	17.4%
Changes in valuation allowances	15,071	(16.3)%
Deferred remeasurement	(3,856)	4.1%
Other	1,766	(1.9)%
Portugal
Research and development tax credits	(1,566)	1.7%
Other	(165)	0.2%
Brazil	1,245	(1.3)%
Other foreign jurisdictions	3,672	(4.0)%
Federal
Tax credits
Research and development tax credits	(18,178)	19.6%
Changes in valuation allowances	139,326	(150.3)%
Nontaxable or nondeductible items
Stock-based and employee compensation	(98,134)	105.9%
Other	1,089	(1.2)%
Other adjustments	(167)	0.2%
Changes in unrecognized tax benefits	5,231	(5.6)%
Total provision for income taxes	$9,561	(10.3)%
(1) State tax benefits in California made up the majority (greater than 50%) of the tax effect in this category.
A reconciliation of the U.S. federal statutory rate to the Company's effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Expected benefit at U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefits	0.1	(0.1)
Foreign income or losses taxed at different rates	5.9	1.0
Stock-based compensation	60.8	12.4
Non-deductible compensation	(9.4)	(0.9)
Change in valuation allowance	(84.8)	(30.6)
Withholding taxes	(2.3)	(0.3)
Gain/loss on convertible senior notes	—	(5.1)
Miscellaneous permanent items	(2.4)	(0.8)
Total provision for income taxes	(11.1)%	(3.4)%
A summary of income taxes paid, net of refunds, for the year ended December 31, 2025 is as follows:

Year Ended December 31,
2025

(in thousands)
U.S. State and local	$147
Foreign	7,620
Total cash paid during the period for income taxes, net of refunds	$7,767

Individual jurisdictions equaling 5% or more of the total income taxes paid, net of refunds, for the tax year ended December 31, 2025 include Brazil at $1.2 million, Singapore at $1.0 million, India at $0.9 million, Australia at $0.7 million, France at $0.5 million, Germany at $0.5 million, and Canada at $0.4 million.

The components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$519,271	$442,764
Tax credit carryforwards	92,528	74,866
Capitalized research and development expenditures	189,171	109,623
Operating lease liabilities	59,410	43,135
Stock-based compensation	43,725	42,101
Accrued expenses and reserves	6,551	5,812
Capitalized contract expenditures	46,473	8,664
Other	10,145	1,542
Gross deferred tax assets	967,274	728,507
Valuation allowance	(822,141)	(630,590)
Total deferred tax assets	$145,133	$97,917
Deferred tax liabilities:
Right-of-use assets	(56,430)	(40,579)
Deferred commissions	(53,694)	(42,483)
Capitalized internal-use software	(9,238)	(4,570)
Depreciation and amortization	(40,430)	(21,849)
Other	—	(38)
Total deferred tax liabilities	$(159,792)	$(109,519)
Net deferred tax liabilities	$(14,659)	$(11,602)
In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are realizable. A full valuation allowance has been established in the United States and United Kingdom and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. There is no valuation allowance associated with any other jurisdiction as of December 31, 2025.

The worldwide valuation allowance as of December 31, 2025 and 2024 was $822.1 million and $630.6 million, respectively. The net change in the worldwide valuation allowance for the years ended December 31, 2025, 2024, and 2023 was an increase of $191.5 million, an increase of $78.4 million, and an increase of $74.6 million, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in taxable losses generated in the United States and United Kingdom and the capitalization and amortization of research and development expenses.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $1,859.1 million and $988.3 million, which begin to expire in 2029 and 2027, respectively. As of December 31, 2025, the Company had U.K. net operating loss carryforwards of $269.8 million that can be carried forward indefinitely.
As of December 31, 2025, the Company had research and development tax credit carryforwards for federal and state purposes of $91.6 million and $42.2 million, which begin to expire in 2029 and 2039, respectively.

As of December 31, 2025 the Company had foreign tax credit carryforwards for federal income tax purposes of $0.3 million, which will expire, if not utilized, in 2026.
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
A reconciliation of the beginning and ending amount of the Company's total gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Balance as of the beginning of the period	$33,014	$29,039	$23,940
Increases for tax positions related to the prior year	732	268	590
Decreases for tax positions related to the prior year	(473)	(1,232)	(243)
Additions for tax positions related to the current year	8,969	4,939	4,752
Balance as of the end of the period	$42,242	$33,014	$29,039
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the asset is recorded net of the uncertain tax position on the consolidated balance sheet. As of December 31, 2025, $0.9 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and $41.3 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not recognize any income tax expense related to interest and penalties in the years ended December 31, 2025, 2024, and 2023, respectively.
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

Note 13. Business Combinations
Replicate

On December 1, 2025, the Company acquired all of the outstanding shares of Replicate, a company that has developed an artificial intelligence (AI) platform that enables developers to deploy and run AI models, for a total purchase cash consideration of $57.4 million. The total purchase consideration included (i) acquisition-date cash payments of $44.4 million, net of $3.6 million of cash acquired, (ii) holdbacks of $9.5 million, mainly comprised of an indemnity holdback, and (iii) unpaid liabilities of $3.5 million, which the Company assumed at the acquisition date. The holdbacks are subject to retention periods of 5 to 36 months, with the indemnity holdback being retained for up to 12 months.

The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2025.

The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Accounts receivable, net	$129
Contract assets	2,456
Prepaid expenses and other current assets	410
Goodwill	46,588
Acquired intangible assets, net	27,700
Operating lease right-of-use assets	766
Other noncurrent assets	50
Total assets acquired	78,099
Accounts payable	(1,068)
Accrued expense and other current liabilities	(13,690)
Accrued compensation	(22)
Operating lease liabilities	(30)
Deferred Revenue	(1,620)
Operating lease liabilities, noncurrent	(736)
Other noncurrent liabilities	(3,574)
Total purchase price	$57,359

The acquired assets and assumed liabilities were recorded at their estimated fair values. The acquired intangible assets of $27.7 million consists primarily of $22.0 million of acquired developed technology with an estimated useful life of two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of Replicate's technology with the Company's technology.

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

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,167,937	$1,669,626	$1,296,745
Less:
Adjusted cost of revenue(1)	(524,748)	(356,021)	(280,943)
Adjusted sales and marketing expense(1)	(781,143)	(633,365)	(520,106)
Adjusted research and development expense(1)	(337,867)	(269,438)	(218,069)
Adjusted general and administrative expense(1)	(220,328)	(180,691)	(155,610)
Other segment items(2)	(406,118)	(308,911)	(305,966)
Net loss	$(102,267)	$(78,800)	$(183,949)
(1) Cost of revenue, sales and marketing expense, research and development expense and general and administrative expense in the consolidated statements of operations are adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, lease impairment charges, and legal reserve and settlements during the years ended December 31, 2025, 2024, and 2023, and a one-time compensation charge during the three months ended March 31, 2024.

(2) Other segment items include the adjustments described in the notes above, as well as interest income, interest expense, loss on extinguishment of debt, other income (expense), net and provision for income taxes in the consolidated statements of operations.
Refer to Note 3 to these consolidated financial statements for revenue by geography.
The Company’s property and equipment, net, by geographic area were as follows:

	December 31,
	2025	2024

	(in thousands)
United States	$298,256	$233,818
Rest of the world	320,435	233,602
Total property and equipment, net	$618,691	$467,420
No single country other than the United States accounted for more than 10% of total property and equipment, net as of December 31, 2025 and 2024.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2025, the following officers and director, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On November 20, 2025, Thomas Seifert, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 187,841 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 17, 2027, or earlier if all transactions under the trading arrangement are completed.

On November 24, 2025, Janel Riley, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 29,999 shares of our Class A common stock, plus an amount of shares of Class A common stock determined, net of taxes, following the vesting and settlement of RSUs. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to Ms. Riley’s trading arrangement can only be determined upon the occurrence of the future vesting events. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 3, 2027, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2025 in connection with our 2026 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-233296	4.1	August 15, 2019
4.2	Description of Capital Stock.	10-K	001-39039	4.3	February 24, 2023
4.3	Indenture, dated as of August 13, 2021, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	10-Q	001-39039	4.2	November 5, 2021
4.4	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.3).	10-Q	001-39039	4.3	November 5, 2021
4.5	Indenture, dated as of June 17, 2025, between the Registrant and U.S. Bank Trust Company, National Association, as trustee	8-K	001-39039	4.1	June 17, 2025
4.6	Form of 0% Convertible Senior Notes due 2030 (included in Exhibit 4.5).	8-K	001-39039	4.2	June 17, 2025
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1/A	333-233296	10.1	September 3, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	10-K	001-39039	10.2	February 21, 2024
10.3+	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-39039	10.2	November 2, 2023
10.4+	2019 Executive Incentive Compensation Plan.	S-1/A	333-233296	10.4	September 3, 2019
10.5+	Area 1 Security Inc., 2013 Stock Incentive Plan	S-8	333-264158	4.2	April 6, 2022
10.6+	Offer Letter between the Registrant and Matthew Prince.	S-1/A	333-233296	10.6	September 3, 2019
10.7+	Offer Letter between the Registrant and Michelle Zatlyn.	S-1/A	333-233296	10.7	September 3, 2019
10.8+	Offer Letter between the Registrant and Thomas Seifert.	S-1/A	333-233296	10.8	September 3, 2019
10.9+	Offer Letter between the Registrant and Douglas Kramer.	S-1/A	333-233296	10.9	September 3, 2019
10.10	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of May 31, 2022.	10-Q	001-39039	10.3	August 4, 2022
10.11	Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of November 1, 2017.	S-1	333-233296	10.11	August 15, 2019
10.12	First Amendment to Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of June 17, 2022.	10-Q	001-39039	10.4	August 4, 2022
10.13+	2010 Equity Incentive Plan and related form agreements.	S-1	333-233296	10.5	August 15, 2019
10.14	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	August 13, 2021
10.15	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	June 17, 2025
10.16+	Form of Performance Stock Unit Agreement	10-Q	001-39039	10.1	May 8, 2025
10.17+	2024 Key Executive Change in Control and Severance Policy, as amended	10-Q	001-39039	10.3	July 31, 2025
10.18	Credit Agreement, by and among the Company, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.	10-Q	001-39039	10.1	August 1, 2024
10.19	First Amendment to Revolving Credit and Guaranty Agreement, dated as of June 11, 2025, among Cloudflare, Inc., the other loan parties thereto, the lenders party thereto and Citibank, N.A., as administrative agent.	8-K	001-39039	10.2	June 17, 2025
19.1	Insider Trading Policy	10-K	001-39039	19.1	February 20, 2025
21.1	List of subsidiaries of the Registrant.	S-1	333-233296	21.1	August 15, 2019
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	Compensation Recovery Policy	10-K	001-39039	97.1	February 21, 2024
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: February 26, 2026	By:	/s/ Matthew Prince
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

Signature	Title	Date

/s/ Matthew Prince	Chief Executive Officer and Co-Chair	February 26, 2026
Matthew Prince	(Principal Executive Officer)

/s/ Thomas Seifert	Chief Financial Officer	February 26, 2026
Thomas Seifert	(Principal Financial Officer)

/s/ Janel Riley	Chief Accounting Officer	February 26, 2026
Janel Riley	(Principal Accounting Officer)

/s/ Michelle Zatlyn	President and Co-Chair	February 26, 2026
Michelle Zatlyn

/s/ Stacey Cunningham	Director	February 26, 2026
Stacey Cunningham

/s/ John Graham-Cumming	Director	February 26, 2026
John Graham-Cumming

/s/ Mark Hawkins	Director	February 26, 2026
Mark Hawkins

/s/ Karim Lakhani	Director	February 26, 2026
Karim Lakhani

/s/ Carl Ledbetter	Director	February 26, 2026
Carl Ledbetter

/s/ Scott Sandell	Director	February 26, 2026
Scott Sandell

/s/ Katrin Suder	Director	February 26, 2026
Katrin Suder