Form 10-K/A
period 2025-12-31
Cloudflare, Inc.
filed 2026-04-29
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
____________
FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

On February 26, 2026, Cloudflare, Inc. ("Cloudflare" or the "Company") filed its Annual Report on Form 10-K for the year ended December 31, 2025, (the "2025 Annual Report"). The 2025 Annual Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission, (the "SEC"), not later than 120 days after the end of the fiscal year.

This Amendment No. 1 to Form 10-K (this "Amendment"), is being filed solely to:

•amend Part III, Items 10, 11, 12, 13 and 14 of the 2025 Annual Report to include the information required by such items;
•delete the reference on the cover of the 2025 Annual Report to the incorporation by reference of portions of our proxy statement into Part III of the 2025 Annual Report; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934.

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the 2025 Annual Report. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2025 Annual Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the 2025 Annual Report was filed. Accordingly, this Amendment should be read in conjunction with the 2025 Annual Report and our other filings with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words, or other similar terms or expressions that concern our expectations, strategy, plans, or intentions.
Forward-looking statements contained in this Amendment include, but are not limited to, statements about:
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amendment primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in our 2025 Annual Report and elsewhere in this Amendment. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. Readers are urged to carefully review and consider the various disclosures made in this Amendment and our 2025 Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (SEC) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amendment. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Amendment relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amendment to reflect events or circumstances after the date of this Amendment or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Amendment, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors is comprised of nine sitting members. In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three staggered classes of directors. One class is elected each year during the annual meeting of stockholders for a term of three years. The term of the Class I directors expires at the 2026 annual meeting of stockholders, the term of the Class II directors expires at the 2027 annual meeting of stockholders, and the term of the Class III directors expires at the 2028 annual meeting of stockholders. After their initial terms expire, directors are expected to be elected to hold office for three-year terms and until their successors have been duly elected and qualified, subject to their earlier death, resignation, or removal. For information regarding director independence, see the section titled "Director Independence" in Item 13.
Information Regarding Directors
The following table sets forth information regarding our directors, including their ages and current committee assignments, as of March 31, 2026:

	Class	Age	Position	Director Since	Current Term Expires
Employee Directors:
Matthew Prince	II	51	Chief Executive Officer and Co-Chair of the Board of Directors	2009	2027
Michelle Zatlyn	I	46	President and Co-Chair of the Board of Directors	2009	2026
Non-Employee Directors:
Stacey Cunningham(2)(3)	III	51	Director	2025	2028
John Graham-Cumming	II	58	Director	2025	2027
Mark Hawkins(1)	III	66	Director	2022	2028
Karim Lakhani(3)	I	55	Director	2025	2026
Carl Ledbetter(1)(2)	III	76	Director	2009	2028
Scott Sandell(2)	I	61	Lead Independent Director	2010	2026
Katrin Suder(1)	II	54	Director	2019	2027
_______________________
(1)Member of the audit committee.
(2)Member of the compensation committee.
(3)Member of the nominating and corporate governance committee.
Our Board of Directors believes that directors who provide a significant breadth of experience, knowledge, education, and abilities in areas relevant to our business, while also representing a diversity of race, ethnicity, LGBTQ status, gender, age, geography, and other individual qualities and attributes contribute to a well-balanced and effective board. The metrics of our Board of Directors are highlighted in the following graphic.

Director Biographies
Matthew Prince. Mr. Prince is one of our Co-Founders and has served as our Chief Executive Officer since July 2009. He currently serves as Co-Chair of our Board of Directors and was Chair from July 2009 until February 2025. He also co-founded Unspam Technologies, Inc., a software and services company, and has served as its Chair since December 2001. Mr. Prince holds a B.A. in English and a minor in Computer Science from Trinity College-Hartford, a J.D. from the University of Chicago Law School, and an M.B.A. from Harvard Business School.
Mr. Prince was selected to serve on our Board of Directors because of the perspective and experience he brings as our Chief Executive Officer and as one of our Co-Founders.
Michelle Zatlyn. Ms. Zatlyn is one of our Co-Founders and has served as our President since December 2020. She has also served as Co-Chair of our Board of Directors since February 2025. She previously served as our Chief Operating Officer from 2016 until February 2025 and as our Head of User Experience from 2009 until 2016. Ms. Zatlyn has served as a member of our Board of Directors since November 2009. Ms. Zatlyn currently serves on the board of directors and the audit committee of Atlassian Corporation, Plc. She holds a B.Sc. in Chemistry and Business from McGill University and an M.B.A. from Harvard Business School.
Ms. Zatlyn was selected to serve on our Board of Directors because of the perspective and experience she brings as our President and as one of our Co-Founders.
Scott Sandell. Mr. Sandell has served as a member of our Board of Directors since November 2010, as a member of our compensation committee since February 2019, and as our Lead Independent Director since September 2019. He has served as the Chief Investment Officer and Executive Chairman of New Enterprise Associates, Inc. (NEA), a venture capital firm, since 2023 and 2024, respectively. Previously, Mr. Sandell served as Chairman and CEO from April 2023 to April 2024, Managing General Partner of NEA from April 2017 until April 2023, Co-Managing General Partner from March 2015 to April 2017, and as a General Partner since September 2000. Mr. Sandell joined NEA in January 1996 and served as head of the firm’s technology investing practice for 10 years. He currently serves on the board of directors and the human resources compensation committee of Coursera, Inc., an online learning platform, and the boards of directors of several privately-held companies. Mr. Sandell previously served on the board of directors of Bloom Energy Corporation, a provider of solid-oxide fuel cell systems, Robinhood Markets, Inc., a financial technology company, and Tuya, Inc., an IoT development platform service provider. Mr. Sandell holds an A.B. in Engineering from Dartmouth College and an M.B.A. from Stanford University.
Mr. Sandell was selected to serve on our Board of Directors because of his leadership experience and experience as a director of both publicly and privately held technology companies.

Karim Lakhani. Dr. Lakhani has served as a member of our Board of Directors and as a member of our nominating and corporate governance committee since March 2025. Dr. Lakhani has served as a professor of business administration at the Harvard Business School since July 2006. Since September 2010, he has served as the founder and co-director of the Laboratory for Innovation Science at Harvard and as the principal investigator of the NASA Tournament Laboratory. Since February 2022, he has also served as co-founder and chair of the Digital, Data, and Design (D^3) Institute at Harvard. Dr. Lakhani holds a B.Eng.Mgt. in Electrical Engineering and Management from McMaster University, an SM degree in Technology and Policy from MIT, and a Ph.D. in Management from MIT.
Dr. Lakhani was selected to serve on our Board of Directors because of his extensive expertise in technological innovation, artificial intelligence, and company strategy.
Stacey Cunningham. Ms. Cunningham has served as a member of our Board of Directors and as a member of our nominating and corporate governance committee since March 2025, and she has served as a member of our compensation committee since October 2025. She has served as Operating Partner of Advent International, a global private equity company, since October 2022. From May 2018 to January 2022, Ms. Cunningham served as President of NYSE Group, which includes the New York Stock Exchange, and as the New York Stock Exchange’s Chief Operating Officer from June 2015 until May 2018. Ms. Cunningham currently serves on the board of directors of the New York Stock Exchange. She holds a B.S. in Industrial Engineering from Lehigh University.
Ms. Cunningham was selected to serve on our Board of Directors because of her experience as an executive officer of a market leading company and her significant experience with financial markets and public companies, including corporate governance standards.
Mark Hawkins.    Mr. Hawkins has served on our Board of Directors and as Chair of our audit committee since June 2022. He served as President and Chief Financial Officer Emeritus Advisor for Salesforce, Inc., a software company, from February 2021 to November 2021. Prior to that, he served as President and Chief Financial Officer and Principal Financial Officer of Salesforce, Inc. from August 2017 to January 2021, and as the Chief Financial Officer, Principal Financial Officer and Executive Vice President of Salesforce, Inc. from August 2014 to August 2017. From April 2009 to July 2014, Mr. Hawkins served as Executive Vice President, Chief Financial Officer, and Principal Financial Officer of Autodesk, Inc., a design software and services company. Mr. Hawkins previously served as Chief Financial Officer and Senior Vice President of Finance and Information Technology at Logitech International S.A., a global hardware company, from April 2006 to April 2009. Mr. Hawkins currently serves on the board of directors and audit and compensation committees of Toast, Inc., a software company, and the board of directors and audit committee of Workday, Inc., a software company. He previously served on the board of directors of SecureWorks Corp., a global cybersecurity company, and in 2021, he briefly served on the board of directors of Fidelity National Information Services, Inc., a financial technology company, before stepping down from the role. He holds a B.A. in Operations Management from Michigan State University and an M.B.A from University of Colorado. He also completed the Advanced Management Program at Harvard Business School.
Mr. Hawkins was selected to serve on our Board of Directors due to his experience as an executive officer and director of publicly traded software and technology companies and his financial expertise in the technology industry.
Carl Ledbetter. Dr. Ledbetter has served as a member of our Board of Directors since November 2009 and as a member of our audit committee since December 2018. In addition, he has served as a member of our compensation committee since March 2021 and as Chair of the compensation committee since September 2023. Dr. Ledbetter previously served as Chair of our nominating and corporate governance committee from August 2019 until September 2023. Dr. Ledbetter has served as the Chairman and Chief Technology Officer of SimpleRose, Inc., a software company, since July 2018 and as Chief Executive Officer of SimpleRose, Inc. since August 2019. He served as a Managing Director of Pelion Venture Partners, a venture capital firm, from January 2003 through June 2018 and as a Special Advisor from June 2018 until December 2019. Dr. Ledbetter has served on the boards of directors of four other public companies and more than thirty privately-held companies during his career. Dr. Ledbetter holds a B.S. in Mathematics from the University of Redlands, an M.S. in Mathematics from Brandeis University, and a Ph.D. in Mathematics from Clark University.
Dr. Ledbetter was selected to serve on our Board of Directors because of his understanding of networking technology and his experience as a director of several technology companies.
John Graham-Cumming. Dr. Graham-Cumming has served as a member of our Board of Directors since March 2025. Dr. Graham-Cumming served as our Chief Technology Officer from 2016 until March 2025. Prior to that, he served as a

Programmer for us from December 2011 until 2016. Dr. Graham-Cumming holds a B.A. and M.A. in Mathematics and Computation and a D.Phil. in “The formal development of secure systems” from the University of Oxford.
Dr. Graham-Cumming was selected to serve on our Board of Directors because of his extensive experience as our former Chief Technology Officer and intimate knowledge of our company, our products and technology, the market in which we compete, and our customer needs, as well as his knowledge of the Internet and its underlying technologies including the use of machine learning and artificial intelligence.
Katrin Suder. Dr. Suder has served as a member of our Board of Directors and as a member of our audit committee since August 2019, as well as a member of our nominating and corporate governance committee since September 2023. Since January 2019, she has been employed by TAE Advisory & Sparring GmbH, a consulting company which Dr. Suder co-founded, and previously served as TAE's co-Chief Executive Officer from January 2019 until December 2023. From August 2018 until December 2022, Dr. Suder served as Chairperson of the Advisory Council on Digitalization to the German Federal Government. From August 2014 until April 2018, Dr. Suder served as State Secretary for the German Federal Ministry of Defense. From October 2000 to July 2014, she was employed by McKinsey & Company, a management consulting company, where she managed the German Public Sector Practice from 2010 to 2014. Dr. Suder currently serves on the supervisory board of LEG Immobilien SE, a German property company, and Deutsche Post AG, a logistics company. Dr. Suder holds a B.A. in German Literature and Theater and a Ph.D. in Computational Neuroscience from Ruhr University Bochum.
Dr. Suder was selected to serve on our Board of Directors because of her experience at the intersection of technology, business, and policy.
Information Regarding Executive Officers
The following table identifies certain information about our executive officers as of April 1, 2026. Each of our executive officers is appointed by, and serves at the discretion of, our Board of Directors.

Name	Age	Position
Matthew Prince	51	Chief Executive Officer and Co-Chair of the Board of Directors
Michelle Zatlyn	46	President and Co-Chair of the Board of Directors
Thomas Seifert	62	Chief Financial Officer
Alissa Starzak(1)	53	Chief Legal Officer and Secretary
______________________
(1)     Mr. Douglas Kramer stepped down from his role as Chief Legal Officer effective March 31, 2026, and Ms. Starzak became our Chief Legal Officer and Secretary commencing April 1, 2026. Because Ms. Starzak was appointed to this position after the close of the fiscal year ended December 31, 2025, she was not an executive officer or a named executive officer during 2025 and her compensation is not reflected in the Executive Compensation section of this Amendment. Information regarding Mr. Kramer's 2025 compensation is discussed in the Compensation Discussion & Analysis and disclosed in the 2025 Summary Compensation Table beginning on pages 16, and 30, respectively, of this Amendment.
For the biographies of Mr. Prince and Ms. Zatlyn, see the section titled "Director Biographies."
Thomas Seifert. Mr. Seifert has served as our Chief Financial Officer since June 2017. Prior to joining us, he served as Executive Vice President and Chief Financial Officer of Symantec Corporation, a provider of cybersecurity software and services, from March 2014 to November 2016 and served in an advisory capacity to Symantec from December 2016 to March 2017. From December 2012 to March 2014, Mr. Seifert served as Executive Vice President and Chief Financial Officer of Brightstar Corp., a wireless distribution and services company. From October 2009 to September 2012, he served as Senior Vice President and Chief Financial Officer at Advanced Micro Devices Inc., a semiconductor company, where he additionally served as Interim Chief Executive Officer from January 2011 to August 2011. Mr. Seifert currently serves as a member of the board of directors of First Derivatives plc, an ultra-high-performance analytics software company, and as a member of the board of directors of Wolfspeed, Inc., a semiconductor company. He previously served on the board of directors of CompuGroup Medical SE, an eHealth provider, and IPG Photonics Corporation, a manufacturer of fiber lasers. Mr. Seifert holds a B.A. in Business Administration and an M.B.A. from Friedrich Alexander University, and an M.A. in Mathematics and Economics from Wayne State University.

Alissa Starzak. Ms. Starzak has served as our Chief Legal Officer since April 1, 2026. She joined Cloudflare in May 2017, previously serving as our Deputy Chief Legal Officer from January 2024 through March 2026 and our Global Head of Public Policy from May 2017 through March 2026. Prior to joining us, Ms. Starzak served as General Counsel of the Department of the Army from December 2015 to January 2017. From May 2011 to December 2015, Ms. Starzak served as the Deputy General Counsel (Legislation) at the U.S. Department of Defense. She served as a counsel to the Senate Select Committee on Intelligence from January 2007 to May 2011. Ms. Starzak also served as an Associate at the law firm of O'Melveny & Myers LLP and clerked for the Honorable E. Grady Jolly, U.S. Court of Appeals for the Fifth Circuit. Ms. Starzak holds a B.A. in Psychology from Amherst College and a J.D. from the University of Chicago Law School.
Corporate Governance
Board Leadership Structure
Matthew Prince, our Co-Founder and Chief Executive Officer, and Michelle Zatlyn, our Co-Founder and President, each serve as Co-Chair of our Board of Directors, preside over meetings of our Board of Directors, and hold such other powers and carry out such other duties as are customarily carried out by the Chair of our Board of Directors. Our independent directors bring experience, oversight, and expertise from outside of our company, while Mr. Prince and Ms. Zatlyn each bring current company-specific experience, leadership, and insight as our Co-Founders and as our Chief Executive Officer and our President, respectively.
Our Board of Directors has adopted corporate governance guidelines that provide that one of our independent directors should serve as our Lead Independent Director if the Chair is not independent. Our Board of Directors has appointed Scott Sandell to serve as our Lead Independent Director. As Lead Independent Director, Mr. Sandell presides over periodic meetings of our independent directors, has authority to call additional meetings of the independent directors, meets regularly with our Co-Chairs and serves as a liaison between our Co-Chairs and our independent directors, facilitates effective and candid communication to optimize performance of the Board of Directors, and performs such additional duties as our Board of Directors or the independent directors may otherwise determine and delegate. The Board of Directors believes that our structure is appropriate and provides independent leadership and engagement from the Lead Independent Director, while providing the benefit of having our Chief Executive Officer and our President, the individuals with primary responsibility for managing the company’s day-to-day operations, co-chair regular Board of Directors meetings as key business and strategic issues are discussed.
Board Meetings and Committees
During our fiscal year ended December 31, 2025, our Board of Directors held seven meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she had been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served.
Although our corporate governance guidelines do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. All of our then-serving directors virtually attended our 2025 annual meeting of stockholders (the "2025 Annual Meeting").
Our Board of Directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board of Directors is described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.
Audit Committee
Our audit committee consists of Mr. Hawkins, Dr. Ledbetter, and Dr. Suder, with Mr. Hawkins serving as Chair. Each member of our audit committee meets the requirements for independence under the listing standards of The New York Stock Exchange ("NYSE") and SEC rules and regulations. Each member of our audit committee also meets the financial literacy and sophistication requirements of the listing standards of the NYSE. In addition, our Board of Directors has determined that each of Mr. Hawkins and Dr. Ledbetter is an "audit committee financial expert" within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act"). Our audit committee is responsible for, among other things:
•selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•helping to ensure the independence, and overseeing performance, of the independent registered public accounting firm;

•reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end operating results;
•reviewing our financial statements and our critical accounting policies and estimates;
•reviewing the adequacy and effectiveness of our internal controls;
•developing procedures for employees to submit concerns anonymously about questionable accounting, internal accounting controls, or audit matters;
•overseeing our policies on risk assessment and risk management;
•overseeing compliance with our code of business conduct and ethics;
•reviewing related party transactions;
•pre-approving all audit and all permissible non-audit services to be performed by the independent registered public accounting firm; and
•overseeing the adoption of new accounting standards.
No member of our audit committee may serve on the audit committee of more than three public companies, including Cloudflare, unless the Board of Directors determines that such simultaneous service would not impair the ability of such member to effectively serve on the audit committee and discloses such determination in accordance with the requirements of the NYSE.
Our audit committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the NYSE. A copy of the charter of our audit committee is available on our website at https://cloudflare.NET.
Our audit committee held eight meetings during the fiscal year ended December 31, 2025.
Compensation Committee
Our compensation committee consists of Dr. Ledbetter, Mr. Sandell, and Ms. Cunningham (who joined in October 2025), with Dr. Ledbetter serving as Chair. Each member of our compensation committee meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Our compensation committee is responsible for, among other things:
•making recommendations to our Board of Directors regarding the compensation of our executive officers, including our Chief Executive Officer and our President;
•administering our equity compensation plans;
•reviewing, approving, and administering incentive compensation and equity compensation plans;
•reviewing and approving our overall compensation philosophy; and
•making recommendations regarding non-employee director compensation to our full Board of Directors.
Our compensation committee has engaged an independent consultant, Compensia, Inc. (Compensia), to advise and support the compensation committee on executive and non-employee director compensation matters. Compensia reports directly to the compensation committee and does not provide services to company management, although Compensia typically coordinates with company management for data collection and materials related to their committee work. For more information on the processes and procedures followed by the compensation committee for the consideration and determination of executive compensation, see the section titled “Compensation Discussion and Analysis.”
Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of the NYSE. A copy of the charter of our compensation committee is available on our website at https://cloudflare.NET.
Our compensation committee held four meetings during the fiscal year ended December 31, 2025.

Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Dr. Lakhani and Ms. Cunningham, with Dr. Lakhani serving as Chair. Maria Eitel served on the nominating and corporate governance committee until her resignation from the Board in March of 2025, and Dr. Suder served on the nominating and corporate governance committee until October of 2025. Each member of our nominating and corporate governance committee meets the requirements for independence under the listing standards of the NYSE and SEC rules and regulations. Our nominating and corporate governance committee is responsible for, among other things:
•identifying, evaluating, and selecting, or making recommendations to our Board of Directors regarding, nominees for election to our Board of Directors and its committees;
•overseeing the evaluation of the performance of our Board of Directors and of individual directors;
•considering and making recommendations to our Board of Directors regarding the composition of our Board of Directors and its committees;
•overseeing our corporate governance practices;
•overseeing our policies and practices regarding corporate social responsibility and sustainability programs;
•contributing to succession planning; and
•developing and making recommendations to our Board of Directors regarding corporate governance guidelines, code of business conduct and ethics, and related matters.
Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our nominating and corporate governance committee is available on our website at https://cloudflare.NET.
Our nominating and corporate governance committee held three meetings during the fiscal year ended December 31, 2025.
Compensation Committee Interlocks and Insider Participation
During 2025, Dr. Ledbetter, Mr. Sandell, and Ms. Cunningham served as members of our compensation committee. Ms. Cunningham joined the compensation committee in October of 2025. During 2025, none of the then-serving members of our compensation committee had been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board of Directors or compensation committee.
Executive Sessions of Non-Employee Directors
To encourage and enhance communication among non-employee directors, and as required under applicable NYSE rules, our corporate governance guidelines provide that the non-employee directors will meet in executive sessions without management directors or management present on a periodic basis but no less than twice per year. Such executive sessions will be led by independent directors as determined by the independent directors either in advance or at the commencement of the session. In addition, if any of our non-employee directors are not independent directors, then our independent directors will also meet in executive session on a periodic basis but not less than twice per year.
Code of Conduct
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees, which is available on our website at https://cloudflare.NET under "Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provisions of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.
Insider Trading Policy and Hedging and Pledging Prohibitions
We maintain an insider trading policy (the "Insider Trading Policy") that governs the purchase, sale, and other dispositions of our securities by directors, officers, employees, and other personnel that we determine should be subject to our Insider Trading Policy (such as certain contractors and consultants) and that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing requirements. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our 2025 Annual Report. In addition, with regard to our company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.
Under our Insider Trading Policy, absent a waiver from our Chief Legal Officer ("CLO") or our Chief Financial Officer ("CFO"), our employees (including our named executive officers) and the non-employee members of our Board of Directors are prohibited from engaging in short sales, trading in derivative securities (other than stock options, restricted stock unit ("RSU") awards, and other compensatory awards issued to such individuals by us) or engaging in hedging transactions, pledging our securities as collateral for a loan, and holding our securities in a margin account.
Compensation Recovery (“Clawback”) Policy
We maintain a compensation recovery (“clawback”) policy designed to comply with, and will be interpreted in a manner consistent with, Exchange Act Rule 10D-1 and the applicable listing standards of the NYSE (the "clawback policy"). This policy applies to all of our current and former executive officers. The clawback policy provides that, subject to the limited exemptions provided by the NYSE listing standards, if the company is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the company must reasonably promptly seek recovery of any cash-based or equity-based incentive compensation (including vested and unvested equity) paid or awarded to the executive officer, to the extent that the compensation (i) was based on a financial reporting measure and (ii) exceeded what would have been paid to the executive officer under the restatement. Recovery applies to any such excess cash- or equity-based incentive compensation received by any covered executive officer, after the effective date of the clawback policy and while he/she was an executive officer, during the three completed fiscal years immediately preceding the date on which our Board of Directors, authorized committee, or officer concludes (or reasonably should have concluded) we are required, or a court, regulator, other legally authorized body requires us, to prepare the restatement. For more information, see the full text of our clawback policy, which is filed as Exhibit 97.1 to our 2025 Annual Report filed with the SEC on February 26, 2026.
Equity Granting Practices
During 2025, we did not grant stock options to any of our named executive officers, and we have never granted stock appreciation rights. Our Board of Directors or compensation committee, as applicable, does not grant equity awards on a predetermined schedule, but typically approves equity awards either at regularly scheduled meetings or to become effective during an open trading window. From time to time, our Board of Directors or compensation committee may grant stock options by unanimous written consent. We have not granted, nor do we intend to grant, stock options in anticipation of the release of material, nonpublic information. Further, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 11.     EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
The following discussion and analysis of compensation arrangements of our named executive officers should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Executive Overview
This Compensation Discussion and Analysis provides information regarding the 2025 compensation program for our principal executive officer, our principal financial officer, and each of our two other executive officers at fiscal year-end (our named executive officers). Our named executive officers for the fiscal year ended December 31, 2025 were:

Named Executive Officer	Title
Matthew Prince	Chief Executive Officer and Co-Chair of our Board of Directors (our CEO)
Michelle Zatlyn(1)	President and Co-Chair of our Board of Directors (our President)
Thomas Seifert	Chief Financial Officer (our CFO)
Douglas Kramer(2)	Former Chief Legal Officer and Secretary (our Former CLO)
______________________
(1)Ms. Zatlyn was appointed Co-Chair of our Board of Directors on February 5, 2025.
(2)Mr. Kramer stepped down from his role as Chief Legal Officer effective March 31, 2026, and Ms. Starzak became our Chief Legal Officer and Secretary commencing April 1, 2026. Because Ms. Starzak was appointed to this position after the close of the fiscal year ended December 31, 2025, she was not an executive officer or a named executive officer during 2025 and her compensation is not reflected in the Executive Compensation section of this Amendment. The compensation information presented herein for Mr. Kramer reflects compensation for his service during 2025.
This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2025. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why our Board of Directors and the compensation committee arrived at the specific compensation decisions for our named executive officers in 2025 and discusses the key factors that were considered in making these decisions.
Executive Summary
Who We Are
We are a leading connectivity cloud company that delivers a broad range of services to businesses of all sizes and in all geographies, making them more secure, enhancing the performance of their business-critical applications, and eliminating the cost and complexity of managing individual network hardware. Our network serves as a scalable, easy-to-use, unified control plane to deliver security, performance, and reliability across on-premises, hybrid, cloud, and software-as-a-service ("SaaS") applications. We serve comprehensive customer needs across security and connectivity, and increasingly, the distributed and programmable nature of our network is resulting in customers building their applications on top of our network, too — including both traditional applications and those that are enhanced with artificial intelligence.
2025 Business Highlights
Our 2025 financial highlights included the following:

•Revenue – Total revenue of $2,167.9 million, representing an increase of 29.8% year-over-year.
•Gross Profit – GAAP gross profit was $1,615.4 million, or 74.5% gross margin, compared to $1,290.9 million, or 77.3%, in fiscal 2024. Non-GAAP gross profit was $1,643.2 million, or 75.8% gross margin, compared to $1,313.6 million, or 78.7%, in fiscal 2024.
•Operating Income/Loss – GAAP loss from operations was $207.2 million, or 9.6% of total revenue, compared to $154.8 million or 9.3% of total revenue, in fiscal 2024. Non-GAAP income from operations was $303.9 million, or 14.0% of total revenue, compared to $230.1 million, or 13.8% of total revenue, in fiscal 2024.
•Net Income/Loss – GAAP net loss was $102.3 million compared to $78.8 million for fiscal 2024. GAAP net loss per basic and diluted share was $0.29, compared to $0.23 for fiscal 2024. Non-GAAP net income was $342.9 million compared to $269.0 million for fiscal 2024. Non-GAAP net income per diluted share was $0.93, compared to $0.75 for fiscal 2024.
•Cash Flow – Net cash flow from operating activities was $603.1 million, compared to $380.4 million for fiscal 2024. Free cash flow was $260.6 million, or 12.0% of total revenue, compared to $166.9 million, or 10.0% of total revenue, for fiscal 2024.
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP income from operations, non-GAAP loss from operations, non-GAAP net income, non-GAAP net loss, non-GAAP net income per share, non-GAAP net loss per share, and free cash flow. For a full reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP, please see Exhibit 99.1 to our Current Report on Form 8-K and our 2025 Annual Report filed with the SEC on February 10, 2026 and February 26, 2026, respectively.
2025 Executive Compensation Highlights
Our Board of Directors, upon the recommendations of the compensation committee, took the following actions with respect to the compensation of our named executive officers for 2025:

•Base Salary Increases – In February 2025, we increased the annual base salaries of Mr. Prince and Ms. Zatlyn (collectively, our "Co-Founders") to $550,000, which reflected the first increase in their base salaries since our initial public offering in 2019. The base salaries of Messrs. Seifert and Kramer were maintained at their 2024 levels during 2025.
•No Annual Cash Bonus Program – We did not have a cash bonus program in 2025 for our named executive officers and historically have not maintained an annual cash bonus program for our named executive officers.
•Long-Term Incentive Compensation for Co-Founders – In 2025, we granted Mr. Prince and Ms. Zatlyn long-term incentive compensation opportunities in the form of RSU awards and performance-based RSU ("PSU") awards under the 2019 Plan. The size of these awards reflected that, due to the compensation committee devoting time to determine the appropriate award design, the Co-Founders had not received annual equity awards in 2024 and, in the case of Ms. Zatlyn, also factored in Ms. Zatlyn’s assumption of the title and responsibilities of Co-Chair of our Board of Directors.
•Long-Term Incentive Compensation for Messrs. Seifert and Kramer – In 2025, we granted Messrs. Seifert and Kramer long-term incentive compensation opportunities in the form of RSU awards under the 2019 Plan that vest over approximately one year.
Pay-for-Performance
We believe our executive compensation program is reasonable and competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our named executive officers with the goal of aligning their interests with those of our stockholders. The annual compensation of our named executive officers typically varies from year to year in a manner that is consistent with our “pay-for-performance” philosophy. Specifically, our executive compensation program emphasizes “variable” pay in the form of equity awards over “fixed” pay in the form of base salary.

Executive Compensation Policies and Practices
We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The compensation committee evaluates our executive compensation program on a regular basis to ensure that it is consistent with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation and related policies and practices that were in effect in 2025:

	What We Do		What We Don't Do

☑	Maintain an Independent Compensation Committee. The compensation committee consists solely of independent directors who establish our compensation policies and practices.	☒
Limited Perquisites. Perquisites or other personal benefits are not a material part of our compensation program for our named executive officers, and generally are only provided when they serve a legitimate business purpose (such as the security or health of our Co-Founders).

☑
Retain an Independent Compensation Advisor. The compensation committee has engaged its own compensation consultant to provide information, analysis, and other advice on executive compensation independent of management.
☒
Limited Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits, except in limited circumstances to achieve specific business objectives.

☑
Annual Executive Compensation Review. The compensation committee conducts an annual review and approval of our compensation strategy, including a review and determination of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation programs do not encourage excessive or inappropriate risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.
☒
No Excise Tax Payments on Future Post-Employment Compensation Arrangements. We do not provide any excise tax reimbursement payments (including “gross-ups”) on payments or benefits contingent upon a change in control of the company.

☑
Use a "Pay-for-Performance" Philosophy. The majority of our named executive officers’ compensation opportunities consists of long-term incentive compensation in the form of equity awards. As a result of this emphasis on equity awards, a substantial portion of each named executive officer’s target total direct compensation is dependent upon our overall, long-term success (as measured through our stock price), thereby aligning the interests of our named executive officers and our stockholders.

☒
No Special Retirement or Welfare Benefits. We do not provide our named executive officers with any retirement or welfare benefit programs, other than participation in our broad-based employee plans and programs on the same basis as our other full-time, salaried employees.

☑
Stock Ownership Guidelines. We maintain a stock ownership policy that requires minimum ownership of shares of our common stock by our CEO, President, all Senior Vice Presidents who report to our Co-Founders (which includes all executive officers who are subject to Section 16 of the Exchange Act), and the non-employee members of our Board of Directors.

☒
No Hedging or Pledging of our Securities. We prohibit, absent a waiver from our CLO or our CFO, our named executive officers and the non-employee members of our Board of Directors from hedging or pledging our securities.

☑
Compensation Recovery (“Clawback”) Policy. We have adopted a compensation recovery (“clawback”) policy that complies with Exchange Act Rule 10D-1 and the applicable listing standards of the NYSE and permits us to recover annual and long-term incentives from our current and former executive officers.
	☒	No “Single Trigger” Change in Control Severance Payments or Benefits. We do not provide “single trigger” change in control severance payments or benefits to our named executive officers.
Stockholder Advisory Vote on Named Executive Officer Compensation
At the 2025 Annual Meeting, we conducted a “Say-on-Pay” vote. Approximately 88.9% of the shares represented and entitled to vote on the matter (excluding broker non-votes) voted to approve, on an advisory basis, the compensation of our named executive officers. The compensation committee considers the result of the Say-on-Pay vote in determining, or recommending to our Board of Directors for approval, the compensation of our named executive officers. Based on the level of support for our executive compensation philosophy, program, and practices demonstrated by the result of last year’s Say-on-Pay vote, among other factors, our Board of Directors and the compensation committee determined to continue the implementation of our compensation philosophy, including our commitment to link pay to performance and to align the interests of our named executive officers with those of our stockholders.
In addition, consistent with the recommendation of our Board of Directors and the preference of our stockholders as reflected in the non-binding stockholder advisory vote on the frequency of future Say-on-Pay votes held at our 2021 annual meeting of stockholders, we intend to hold future Say-on-Pay votes on an annual basis. Our next Say-on-Pay vote will be conducted at our 2026 annual meeting of stockholders.
Executive Compensation Philosophy and Objectives
Our executive compensation program is designed to:
•attract, motivate, incentivize, and retain employees at the executive level who contribute to our long-term success;
•provide compensation packages to our executives that are fair, easy to understand, and competitive; provide high retention value; and reward high performance and the achievement of our business objectives; and
•effectively align our executives’ interests with those of our stockholders by focusing on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.
Generally, we structure the annual compensation of our named executive officers using two principal elements: (1) base salary and (2) long-term incentive compensation opportunities in the form of equity awards. The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our named executive officers and stockholders and to link pay to performance.
We have not adopted policies or employed guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.
Compensation-Setting Process
Role of Compensation Committee and Board of Directors

The compensation committee discharges the responsibilities of our Board of Directors relating to the compensation of our named executive officers as set forth in its charter and reports to our Board of Directors on its discussions, decisions, recommendations, and other actions. Generally, the compensation committee makes recommendations to our Board of Directors regarding the compensation for each named executive officer, including our Co-Founders. Our Board of Directors generally makes all final decisions regarding the compensation of our Co-Founders and other named executive officers.
The compensation committee has overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies, and practices applicable to our Co-Founders and other named executive officers. In carrying out its responsibilities, the compensation committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes decisions that it believes further our philosophy or align with developments in best compensation practices, and considers the performance of our named executive officers, including through formal performance reviews of each of our Co-Founders, when formulating recommendations or making decisions with respect to their compensation.
The compensation committee retains a compensation consultant (as described below) to provide support in its review and assessment of our executive compensation program.
Setting Target Total Direct Compensation
The compensation committee reviews the annual base salary levels and long-term incentive compensation opportunities of our named executive officers at the beginning of each year, or more frequently as warranted.
The compensation committee does not establish a specific target for formulating its recommendations about the target total direct compensation opportunities of our named executive officers. Instead, the members of the compensation committee rely primarily on their general experience, business judgment and subjective considerations of various factors, our executive compensation program objectives, past and expected future company and individual performance, the executive officer’s role and responsibilities within the organization and expected contributions to the company, internal equity among the members of the executive team, compensation practices of our compensation peer group and/or selected broad-based compensation surveys, and the recommendations of our CEO and/or our President (other than with respect to their own compensation).
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each named executive officer. No single factor is determinative in setting compensation levels, nor is the impact of any individual factor on the determination of pay levels quantifiable.
The compensation committee does not weigh these factors in any predetermined manner, nor does it apply any formulas in developing its compensation recommendations or decisions.
The compensation committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation decisions with respect to our named executive officers. Instead, in making its determinations, the compensation committee reviews information summarizing the compensation paid at a representative group of peer companies and more broad-based compensation surveys to gain a general understanding of competitive market compensation levels.
Role of Management
In discharging its responsibilities, the compensation committee works with members of our management, including our Co-Founders (although our Co-Founders are not present for deliberations and determinations involving their own compensation). Our management assists the compensation committee by providing information on corporate and individual performance, market compensation data, and management’s perspective on compensation matters. The compensation committee solicits and reviews proposals from our Co-Founders with respect to program structures, as well as their recommendations for adjustments to annual base salaries, long-term incentive compensation opportunities, and other compensation-related matters for our named executive officers (except with respect to their own compensation) based on our Co-Founders’ evaluation of our other named executive officers’ performance for the prior year.
Our Co-Founders make their recommendations regarding annual base salaries and long-term incentive compensation opportunities for our other named executive officers based on such factors as our Co-Founders deem relevant, such as the company’s overall performance and expected trajectory, the contributions toward these results, and anticipated future contributions, the named executive officer's role and performance of his or her duties and his or her achievement of individual goals, retention considerations, and internal equity considerations.

The compensation committee reviews and discusses our Co-Founders' proposals and recommendations with them when appropriate and considers their proposals and recommendations as one factor in formulating its recommendations for the compensation of our named executive officers, including our Co-Founders. Our Co-Founders also attend meetings of our Board of Directors and the compensation committee at which executive compensation matters are addressed, except with respect to discussions involving their own compensation.
Compensation Risk Assessment
The compensation committee of our Board of Directors believes that our employee compensation policies and programs do not encourage excessive and unnecessary risk-taking and are not reasonably likely to have a material adverse effect on our company. The compensation committee oversaw the performance of a risk assessment of our compensation policies and programs as generally applicable to our employees to ascertain any potential material risks that may be created by our compensation programs. The compensation committee considered the findings of the assessment conducted by management with the assistance of Compensia, the compensation committee’s compensation consultant, and concluded that our compensation programs are designed and administered with the appropriate balance of risk and reward in relation to our overall business strategy and do not encourage employees to take excessive or inappropriate risks, and that the level of risk that they might encourage is not reasonably likely to materially harm our business or financial condition, after considering mitigating controls.
Role of Compensation Consultant
The compensation committee engages an external compensation consultant to assist it by providing information, analysis, and other advice relating to our executive compensation program on an ongoing basis. The compensation consultant reports directly to the compensation committee and its chair and serves at the discretion of the compensation committee, which reviews the engagement annually.
In 2025, the compensation committee continued to engage Compensia, a national compensation consulting firm, to serve as its compensation consultant to advise on executive compensation matters, including competitive market pay practices for our named executive officers and the data analysis and selection of our compensation peer group.
During 2025, Compensia attended the meetings of the compensation committee (both with and without management present) as requested and provided various services, including the following:
•reviewed, researched, and updated our compensation peer group;
•analyzed competitive market data based on our compensation peer group and broad-based compensation survey data for our executive officer positions, including our named executive officers’ positions, and conducted an evaluation of how the compensation we pay our executive officers compares both to our performance and to how the companies in our compensation peer group compensate their executives;
•reviewed and analyzed the base salary levels and long-term incentive compensation opportunities of our named executive officers, including as compared to our compensation peer group’s practices and broad-based compensation survey data for our executive officer positions;
•reviewed and analyzed the annual cash retainers and long-term incentive compensation opportunities for our non-employee directors under our outside director compensation program;
•analyzed the adequacy of outstanding executive equity awards and consideration of the need for and appropriateness of future senior executive equity awards, including consideration of our compensation peer group’s practices, retention and motivation considerations, and corporate governance considerations;
•reviewed our equity utilization rates compared to the competitive market and our compensation peer group practices;
•conducted a risk assessment of our executive compensation program;
•reviewed and analyzed the reports on our executive compensation program published by the major proxy advisory firms;
•provided updates on corporate governance and regulatory issues and developments;
•consulted with the compensation committee chair, other committee members, and the other advisors to the compensation committee between compensation committee meetings; and
•provided support on other ad hoc matters throughout the year.

Compensia also coordinated with our management for data collection and job matching for our executive officers. In 2025, Compensia did not provide any other services to us.
The compensation committee has evaluated its relationship with Compensia and determined that such firm is independent and further determined that no conflict of interest has arisen as a result of the work performed by Compensia.
Competitive Positioning
For purposes of assessing our executive compensation against the competitive market for executive talent, the compensation committee reviews and considers the compensation levels and practices of a select group of peer companies. This compensation peer group consists of publicly-traded technology companies against which we compete for executive talent and that are similar to us in terms of revenue, market capitalization, and industry focus. The competitive data drawn from this compensation peer group is only one of several factors that the compensation committee considers, however, in formulating its recommendations for our Board of Directors with respect to the compensation of our named executive officers. The compensation committee reviews our compensation peer group at least annually and makes adjustments to its composition if warranted, taking into account changes in both our business and the businesses of the companies in the peer group.
In July 2024, the compensation committee, with the assistance of Compensia, reviewed and updated our compensation peer group for use in making decisions and recommendations related to the compensation of our named executive officers for the second half of 2024 and 2025. These updates reflected recent acquisitions and changes in our revenue and market capitalization, and recognized our evolving business focus. In evaluating the companies comprising the compensation peer group at that time, Compensia considered the following criteria:
▪publicly-traded companies headquartered in the United States and traded on a major U.S. stock exchange;
▪cloud platform software companies (primary focus) and other software companies (secondary focus);
▪companies with similar revenues – within a range of approximately 0.5x to approximately 3.0x our then-current trailing four quarters revenue of approximately $1.4 billion (approximately $690 million to approximately $4.16 billion);
▪companies with similar market capitalization – within a range of approximately 0.25x to approximately 4.0x our then-current market capitalization of approximately $26.8 billion (approximately $6.7 billion to approximately $107 billion); and
▪certain other factors, such as whether the company had a security-related focus, high revenue growth, and/or a high market capitalization to revenue multiple.
Based on a review of the analysis prepared by Compensia, in July 2024 the compensation committee approved an updated compensation peer group consisting of the following companies:

•BILL Holdings	•MongoDB	•Snowflake
•CrowdStrike Holdings	•Okta	•The Trade Desk
•Datadog	•Palantir Technologies	•Twilio
•DocuSign	•Paycom Software	•UiPath
•Dynatrace	•Paylocity Holding	•Unity Software
•Elastic N.V.	•Samsara	•Zscaler
•HubSpot
The compensation committee made changes to our peer group in July 2024, including removing Five9 and Smartsheet because they no longer fit within the desired comparative criteria. No companies were added to the peer group. This peer group was used as a competitive market reference by the compensation committee for its 2025 executive compensation actions and decisions.
In July 2025, the compensation committee, with the assistance of Compensia, reviewed and updated our compensation peer group for use in making decisions and recommendations related to the compensation of our named executive officers for the second half of 2025 and 2026. In evaluating the companies comprising the compensation peer group at that time, Compensia considered the same criteria as assessed in July 2024 except that the assessment of companies with similar revenue and market capitalization to ours was updated to reflect our then-current trailing four quarters revenue of approximately $1.9 billion and our market capitalization of approximately $73.2 billion. As a result of this reassessment, the compensation committee made changes to our peer group in July 2025, including removing BILL Holdings and UiPath and adding Atlassian and Fortinet, with the resulting peer group consisting of the following companies:

•Atlassian	•HubSpot	•Samsara
•CrowdStrike Holdings	•MongoDB	•Snowflake
•Datadog	•Okta	•The Trade Desk
•DocuSign	•Palantir Technologies	•Twilio
•Dynatrace	•Paycom Software	•Unity Software
•Elastic N.V.	•Paylocity Holding	•Zscaler
•Fortinet
The compensation committee used data drawn from the companies in our compensation peer group, as well as Radford survey data drawn from a custom cut of the company’s peer companies that were also participants in the Radford survey, to evaluate the competitive market for executive talent when determining the target total direct compensation packages for our named executive officers, including base salary and long-term incentive compensation opportunities.
Compensation Elements
In 2025, the principal elements of our executive compensation program were base salary and long-term incentive compensation in the form of equity awards.
Base Salary
Base salary represents the fixed portion of the compensation of our named executive officers and is an important element of compensation intended to attract and retain highly talented individuals. Generally, we use base salary to provide each executive officer with a specified level of cash compensation during the year with the expectation that he or she will perform his or her responsibilities to the best of his or her ability and in our best interests.
Historically, we have established the initial base salaries of our named executive officers through arm’s-length negotiation at the time we hire the individual, taking into account his or her position, qualifications, experience, prior salary level, and the base salaries of our other executive officers. Thereafter, the compensation committee reviews the base salaries of our named executive officers as part of its annual compensation review, with input from our Co-Founders (except with respect to their own base salaries), and recommends adjustments to our Board of Directors as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, individual contributions and responsibilities, position in the case of a promotion, and market conditions.
In January 2025, the compensation committee and our Board of Directors, including the Co-Founders (except with respect to their own base salaries), reviewed the base salaries of our named executive officers after considering the factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Based on this review, the annual base salaries of Messrs. Seifert and Kramer were maintained at their 2024 levels. In February 2025, after a holistic review of our Co-Founders’ compensation and a review of an analysis of relevant market data prepared and presented by Compensia, the compensation committee recommended and the independent members of our Board of Directors approved increases to the annual base salaries of each of the Co-Founders to $550,000.This increase, as outlined below, was the first increase in the Co-Founders’ base salaries since our initial public offering in 2019 and was intended to address increasing competitive market pressures and to recognize their standing as industry sector leaders.

Named Executive Officer	2024 Annual Base Salary ($)	2025 Annual Base Salary ($)	Percentage Increase (%)
Matthew Prince	400,000	550,000	37.5%
Michelle Zatlyn	400,000	550,000	37.5%
Thomas Seifert	750,000	750,000	-
Douglas Kramer	650,000	650,000	-

The base salaries paid to our named executive officers during 2025 are set forth in the “2025 Summary Compensation Table” below.
Cash Bonuses
In 2025, as in past years, we did not maintain an annual cash bonus or other short-term incentive compensation plan for our named executive officers. Instead, our Board of Directors relied primarily on the long-term incentive compensation opportunities granted to our executive officers in the form of both previously granted and newly granted options to purchase shares of our common stock and/or RSU awards that may vest and be settled for shares of our common stock to incentivize them to increase the value of our common stock and create sustainable long-term value for our stockholders.
Long-Term Incentive Compensation
We view long-term incentive compensation in the form of equity awards as a critical component of our executive compensation program. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our named executive officers to create sustainable long-term value for our stockholders. Equity awards also help us retain qualified executive officers in a competitive market.
We primarily rely on RSU awards as the vehicle for our long-term equity incentive compensation program. Because they deliver value even in the absence of stock price appreciation, RSUs allow us to effectively incentivize and retain our named executive officers while utilizing significantly fewer shares of our common stock than would be necessary with stock options. As the value of an RSU increases alongside our share price, these awards provide a strong incentive that aligns the long-term interests of our named executive officers with those of our stockholders. Unlike stock options, however, RSU awards carry real economic value upon vesting regardless of whether the market price of our Class A common stock declines or remains flat, thereby delivering a more predictable value to our named executive officers. In addition, RSU awards inherently serve our retention objectives, as our named executive officers must remain continuously employed by us through the applicable vesting dates to fully earn these awards.
Long-term incentive compensation opportunities in the form of RSUs and other equity awards generally are granted to our named executive officers by our Board of Directors based on the recommendations of the compensation committee. While we have historically used both stock options and RSU awards to retain, motivate, and reward our named executive officers for long-term increases in the value of our common stock, we have significantly reduced our reliance on stock options in favor of RSUs. Reflecting this shift in our compensation strategy, we have only granted performance-based stock options to our named executive officers since our initial public offering. In the limited instances where stock options are granted, they provide an economic benefit only in the event that our stock price increases over the exercise price of the option (which is equal to the fair market value of our common stock as of the date of grant). We believe this ensures that any stock options granted effectively align the interests of our named executive officers with those of our stockholders by providing a significant incentive to manage our business from the perspective of an owner with an equity stake. In addition, because they are subject to a multi-year vesting requirement, stock options serve our retention objectives since our named executive officers must remain continuously employed by us through the applicable vesting dates to have an opportunity to exercise them.
2025 Equity Awards for our Co-Founders
Our Co-Founders did not receive any equity awards in 2024 as the exploration of the appropriate total direct compensation structure for each of them was not yet complete. This exploration continued into early 2025. The compensation committee worked with Compensia to determine the appropriate structure and size of the potential equity awards, taking into account that the Co-Founders had last received an annual equity award in April 2023, as well as Ms. Zatlyn’s assumption of the title and responsibilities of Co-Chair of our Board of Directors. After significant consideration, including a review of a competitive market analysis of equity awards for other senior leaders in the industry, the compensation committee recommended to our Board of Directors that our Co-Founders be granted a combination of RSU and PSU awards and, in February 2025, our Board of Directors granted the recommended awards to our Co-Founders.
The RSU awards granted to our Co-Founders covered 259,672 shares of our Class A common stock to each of our Co-Founders. Each RSU award vests over five years in quarterly installments, with the first vesting date on May 15, 2025, subject to the applicable Co-Founder’s continued service to us through the applicable vesting dates. Each RSU award is subject to the “double trigger” acceleration of vesting provisions applicable to the Co-Founders pursuant to the terms of their participation in our Severance Policy.

In addition, the PSU awards granted to each Co-Founder cover 175,111 shares of our Class A common stock. Each PSU award is comprised of six separate tranches that become eligible to be earned and vest only if we achieve certain stock price goals (the "Stock Price Goals") at any time within seven years of the February 5, 2025 grant date, with the performance period shortened to end upon a change in control of the company. If none of the Stock Price Goals are achieved, no shares subject to the PSU awards will be earned or vest. To satisfy a Stock Price Goal, the volume weighted average closing market price of our Class A common stock over a rolling 90 calendar day period (following the grant date) must equal or exceed the Stock Price Goal, except that in the event of a change in control of the company, achievement of a Stock Price Goal instead will be measured against the change in control price per share of Class A common stock. Upon satisfaction of a Stock Price Goal, the shares subject to the applicable tranche become earned and exercisable and 1/6 of the shares in that tranche vest on each of the next six quarterly vesting dates (our quarterly vesting dates are the fifteenth of February, May, August, and November) occurring on or after the date of certification of achievement of the applicable Stock Price Goal for such tranche, subject to the applicable Co-Founder remaining in service to us through the applicable vesting date. In the event of a change in control of the company, these time-based vesting requirements are waived. The Stock Price Goals and the percentage of total shares subject to the PSU awards included in each tranche are as follows:

Tranche Number	Percentage of PSU Award Subject to Tranche (%)	Number of PSU Award Shares Subject to Tranche (#)	Stock Price Goal ($)
1(1)	12.5	21,888	156.00
2(2)	12.5	21,889	203.00
3	12.5	21,889	263.00
4	12.5	21,889	343.00
5	25.0	43,778	446.00
6	25.0	43,778	579.00
______________________
(1) The stock price hurdle for this tranche was achieved on July 10, 2025; earned shares vest in equal increments over the following six quarterly vesting dates beginning August 15, 2025.
(2) The stock price hurdle for this tranche was achieved on September 30, 2025; earned shares vest in equal increments over the following six quarterly vesting dates beginning November 15, 2025.
2025 Equity Awards for Messrs. Seifert and Kramer
In February 2025, the compensation committee recommended to our Board of Directors that RSU awards be granted to Messrs. Seifert and Kramer after considering the factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above, as well as the outstanding unearned and unvested equity holdings of each of Messrs. Seifert and Kramer, the projected impact of the proposed awards on our earnings, the proportion of our total shares outstanding used for annual employee long-term incentive compensation awards (our “burn rate”) in relation to the median proportions of the companies in our compensation peer group, and the potential voting power dilution to our stockholders in relation to the median practice of the companies in our compensation peer group.

The RSU awards granted to Messrs. Seifert and Kramer had target values of $8 million and $4 million, respectively, with the number of units to be determined based on the average closing market price of our Class A common stock for the trailing 30-trading day period ending on January 28, 2025. On February 5, 2025, our Board of Directors approved the grant of RSU awards to Messrs. Seifert and Kramer as follows:

Named Executive Officer	RSU Award (target value) $(1)	RSU Award (number of units) (#)
Thomas Seifert	8,000,000	69,246
Douglas Kramer	4,000,000	34,623
______________________
(1) This reflects the target value, rather than the grant date fair value, of the RSU awards. The number of shares was calculated based on a 30-day trailing average of $115.53. For information regarding the aggregate grant date fair value of the RSU awards, including how the aggregate grant date fair value was calculated, see footnote 1 to the "2025 Summary Compensation Table" below.

The RSU awards granted to Messrs. Seifert and Kramer vest in four equal quarterly installments over a one-year period, with the first vesting date on May 15, 2025, subject to Messrs. Seifert’s and Kramer’s continued service to us through the applicable vesting dates. Each award is subject to the “double trigger” acceleration of vesting provisions applicable to the named executive officers pursuant to the terms of their participation in our 2024 Key Executive Change in Control and Severance Policy (the "Severance Policy") which replaced our previous substantially identical severance policy. Each RSU represents a right to receive one share of our Class A common stock for each RSU that vests.

The equity awards granted to our named executive officers during 2025 are set forth in the “2025 Summary Compensation Table” and the “2025 Grants of Plan-Based Awards Table” below.
Retirement, Health, and Welfare Benefits
Our named executive officers are eligible to receive the same employee benefits that are generally available to all employees, subject to the satisfaction of certain eligibility requirements, including participation in retirement, health, and welfare plans. These benefits include medical, dental, and vision insurance, business travel insurance, an employee assistance program, health and dependent care flexible spending accounts, basic life insurance, accidental death and dismemberment insurance, and short-term and long-term disability insurance.
We maintain a tax-qualified Section 401(k) retirement plan for all U.S. employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our Section 401(k) plan, employees may elect to defer up to all eligible compensation, subject to applicable annual Internal Revenue Code (the "Code") limits. We intend for our Section 401(k) plan to qualify under Sections 401(a) and 501(a) of the Code so that contributions by employees to our Section 401(k) plan, and income earned on those contributions, are not taxable to employees until withdrawn from our Section 401(k) plan. The Section 401(k) plan also permits contributions to be made on a post-tax basis subject to applicable annual Code limits. To date, we have not made any matching contributions to the Section 401(k) plan.
During 2025, the compensation committee approved an Executive Physical Program for our Co-Founders. This program is designed to proactively manage health risks for our Co-Founders, allowing them to obtain an annual comprehensive wellness examination with an approved provider and to take appropriate steps in the event of illness or a medical condition that may impact their ability to perform their duties. The costs of this program (including meals, lodging, and ground transportation for travel for the wellness examination) are covered by us.
We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Personal Security, and Other Personal Benefits
Personal benefits currently are not a material component of our executive compensation program. Accordingly, we do not provide significant perquisites or other personal benefits to our named executive officers, except as generally made available to our employees or in situations where we believe it is appropriate to serve a legitimate business purpose (such as the security and health of our Co-Founders), including to assist an individual in the performance of his or her duties or to make him or her more efficient and effective, or to recruit or retain him or her.
Following an initial security assessment by an independent security firm in 2021 and a subsequent assessment in 2025, both of which supported maintaining of an executive security program with respect to the Co-Founders, our CEO and our President have been both provided with certain security services. We provided these services to our Co-Founders because we believe that the personal safety and security of our CEO and our President are of utmost importance to us and our stockholders. We believe that amounts paid by us for those security services have been reasonable, necessary, appropriate, and for the benefit of us and our stockholders.
As part of the executive security program, our Board of Directors and compensation committee have approved an Air Travel Security Policy, which generally requires each of our Co-Founders to use private aircraft for all business and personal travel. Our Board of Directors and compensation committee approved this policy because they believe that the personal safety and security of our Co-Founders are of utmost importance to us and our stockholders. We believe that amounts paid by us pursuant to the Air Travel Security Policy are reasonable, necessary, appropriate, and for the benefit of us and our stockholders.

Under our Air Travel Security Policy, our Co-Founders generally may not travel on the same flight, no more than five employees who are Senior Vice Presidents or above may travel on the same aircraft, and no more than two non-employee members of our Board of Directors may travel on the same aircraft. If family members and other guests of our Co-Founders (including any other company employees) travel on the private aircraft, the Co-Founder is required to notify the appropriate departments at our company so that the appropriate compensation amount is included in such Co-Founder’s compensation income. Any income or other tax liability arising from this income will not be reimbursed or “grossed up” by the company.
During 2025, none of our named executive officers (except our Co-Founders) received perquisites or other personal benefits that were, in the aggregate, $10,000 or more for any individual.
We have in the past and may in the future provide perquisites or other personal benefits in circumstances in which we think it serves a legitimate business purpose to do so, including but not limited to those described in the preceding paragraph. All future practices with respect to perquisites or other personal benefits for our named executive officers generally will be approved and subject to periodic review by the compensation committee and our Board of Directors.
Employment Agreements and Post-Employment Compensation
We have entered into written confirmatory employment agreements with our CEO, our President, and our other named executive officers.
Each of these agreements provides for “at-will” employment and sets forth the title and position of the named executive officer, including base salary as then in effect, participation in our employee benefit programs, eligibility for future equity awards, and the opportunity to participate in our Severance Policy or other severance benefit program. In connection with Mr. Kramer stepping down as our Chief Legal Officer and Secretary and transitioning to the role of Senior Advisor, Mr. Kramer entered into a new employment offer letter effective as of April 1, 2026. For additional information regarding the terms of Mr. Kramer’s new offer letter, see “Certain Relationships and Related Party Transactions, and Director Independence – Employment Offer Letter with Douglas Kramer” on page 46 of this Amendment.
The Severance Policy (which replaced our prior substantially identical severance policy) has been effective since September 13, 2024. The named executive officers participate in the Severance Policy at benefit levels that are substantially the same payments and benefits, and on substantially the same terms and conditions, as applied to them under the previous severance policy. For more information on the Severance Policy, see “Potential Payments upon Termination or Change in Control” below.
The Severance Policy provides our named executive officers with certain protection in the event of their termination of employment by us other than for “cause,” death, or “disability” (as such terms are defined in their participation agreement to the applicable severance policy then in effect), including in the event of certain terminations of employment in connection with a change in control of the company.
These arrangements provide reasonable compensation to a named executive officer if he or she leaves our employ under certain circumstances to facilitate his or her transition to new employment. Further, in some instances we seek to mitigate any potential employer liability and avoid future disputes or litigation by requiring a departing named executive officer to sign a separation agreement and release of claims acceptable to us as a condition to receiving post-employment compensation payments or benefits. We also believe that the Severance Policy maintains the named executive officers' continued focus and dedication to their assigned duties to maximize stockholder value if there is a potential transaction that could involve a change in control of the company.
Under the Severance Policy, all payments and benefits in the event of a change in control of the company are payable only if there is a subsequent loss of employment by a named executive officer (a so-called “double-trigger” arrangement). In the case of the acceleration of vesting of outstanding equity awards, we use this double-trigger arrangement to protect against the loss of retention value following a change in control of the company and to avoid windfalls, both of which could occur if vesting of either equity or cash-based awards accelerated automatically as a result of a change in control transaction.
Awards subject to performance-based vesting, including the performance-based stock options granted to Messrs. Seifert and Kramer in 2022 and the PSUs awards granted to the Co-Founders in 2025, are specifically excluded from coverage under the terms of the Severance Policy. Under the terms of these awards, a termination of employment will not result in the acceleration of vesting, except that the time-based vesting requirements are waived upon a change in control. These provisions foster retention before a change in control, incentivize performance before and in connection with a change in control, and encourage the recipients to maximize the value for our stockholders in a change in control transaction without losing focus or energy due to concern about their post-transaction employment.
We believe that having in place reasonable and competitive post-employment compensation arrangements, including in the event of a change in control of the company, are essential to attracting and retaining highly qualified executive officers.
For detailed descriptions of the post-employment compensation arrangements with our named executive officers, as well as an estimate of the potential payments and benefits payable under these arrangements, see “Potential Payments upon Termination or Change in Control” below.
Other Compensation Policies
Stock Ownership Guidelines
We maintain stock ownership guidelines to help ensure that our Co-Founders, Senior Vice Presidents who report directly to our Co-Founders (which includes all executive officers who are subject to Section 16 of the Exchange Act) (our covered executives), and the non-employee members of our Board of Directors maintain an equity stake in the company and, by doing so, appropriately link their interests with the interests of our stockholders.
The guideline for our Co-Founders requires them to own and hold shares of our Class A common stock and/or Class B common stock with an aggregate value equal to at least five times his or her then-current annual base salary and our other covered executives (including our other named executive officers) to own and hold shares of our Class A common stock and/or Class B common stock with an aggregate value equal to at least one times his or her then-current annual base salary. The guideline for the non-employee members of our Board of Directors requires each director to own and hold shares of our Class A common stock and/or Class B common stock with an aggregate value equal to at least three times his or her annual cash retainer for service on our Board of Directors.
Each incumbent covered executive at the time we adopted these guidelines is required to achieve this accumulated value requirement by the last trading day of 2026 and to maintain such requirement thereafter throughout his or her service as a covered executive subject to these guidelines, while the then-incumbent non-employee members of our Board of Directors are expected to achieve their accumulated value requirement by the last trading day of 2026. New covered executives who are subject to these guidelines and new non-employee directors are required to achieve their accumulated value requirement by the last trading day after the completion of five full calendar years from the date that the person assumes his or her position or joins our Board of Directors, as the case may be.
As of December 31, 2025, all of our named executive officers and non-employee members of our Board of Directors were in compliance with the requirements of these guidelines.
Tax and Accounting Considerations
The compensation committee takes the applicable tax and accounting requirements into consideration in designing and overseeing our executive compensation program.
Deductibility of Executive Compensation
Generally, Section 162(m) of the Code limits the amount we may deduct from our federal income taxes for compensation paid to our CEO and certain other current or former executive officers who are “covered employees” within the meaning of Section 162(m) of the Code to $1 million per year, per individual, subject to certain exceptions. The compensation committee has not adopted a policy that all equity or other compensation paid to our covered employees must be deductible.
In approving the amount and form of compensation for our named executive officers in the future, the compensation committee generally considers all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m) of the Code, as well as our need to maintain flexibility in compensating executive officers in a manner designed to promote our goals. The compensation committee may, in its judgment, authorize compensation payments that will or may not be deductible when it believes that such payments are appropriate to attract, retain, or motivate executive talent.

Accounting for Stock-Based Compensation
The compensation committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation ("ASC Topic 718"), the standard which governs the accounting treatment of certain stock-based compensation. Among other things, ASC Topic 718 requires us to record a compensation expense in our income statement for all equity awards granted to our executive officers and other employees. This compensation expense is based on the grant date “fair value” of the equity award and, in most cases, will be recognized ratably over the award’s requisite service period (which, generally, will correspond to the award’s vesting schedule). This compensation expense is also reported in the compensation tables below, even though recipients may never realize any value from their equity awards.
Compensation Committee Report
The compensation committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment and the 2025 Annual Report for our fiscal year ended December 31, 2025.
Respectfully submitted by the members of the compensation committee of the Board of Directors:

Carl Ledbetter (Chair)
Stacey Cunningham
Scott Sandell

2025 Summary Compensation Table
The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2025, 2024, and 2023.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)		All Other Compensation ($)			Total ($)
Matthew Prince(2)	2025	537,500	(2)	58,251,101	—		1,762,451	(3)	(4)	60,551,052
Chief Executive Officer	2024	400,000		—	—		1,681,094			2,081,094
	2023	400,000		19,331,393	—		783,957			20,515,350
Michelle Zatlyn(2)	2025	537,500	(2)	58,251,101			1,256,559	(3)	(4)	60,045,160
President	2024	400,000		—	—		960,459			1,360,459
	2023	400,000		19,331,393	—		327,456			20,058,849
Thomas Seifert	2025	750,000		9,991,505			—			10,741,505
Chief Financial Officer	2024	741,667		10,124,120	—		—			10,865,787
	2023	650,000		12,887,596	3,579,519	(5)	—			17,117,115
Douglas Kramer	2025	650,000		4,995,753						5,645,753
Former Chief Legal Officer and Secretary	2024	641,667		5,062,060	—		—			5,703,727
	2023	550,000		6,443,798	2,128,363	(5)	—			9,122,161
______________________
(1)The amounts reported represent the aggregate grant date fair value of the RSUs awarded under the 2019 Plan to certain of our named executive officers, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-based vesting conditions for these awards. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in the Notes to our Consolidated Financial Statements included in our 2025 Annual Report. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the executive officers. The grant date fair value of PSU awards was determined using the Monte Carlo simulation pricing model. This requires the input of assumptions, including the expected stock price volatility, the risk-free interest rate, the expected dividend yield, and the expected term of an award, as applicable. Information regarding the assumptions used to estimate the grant date fair value of PSU awards is set forth in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025.
(2)The annual base salaries of each of our Chief Executive Officer and President were adjusted to $550,000 in February of 2025, and paid at that rate from February through December of 2025, resulting in total payments of $537,500 to these two named executive officers during 2025.
(3)The amounts reported for 2025 include the aggregate incremental costs to us of $1,348,751 for the personal use of our leased corporate aircraft by Mr. Prince and his family members and other guests and $1,250,135 for the personal use of our leased corporate aircraft by Ms. Zatlyn and her family members and other guests. For security reasons, pursuant to our Air Travel Security Policy, the Board of Directors generally requires Mr. Prince and Ms. Zatlyn to use private aircraft for all of their business and personal travel. We determine the incremental cost of this travel based on the invoiced amount from our leased aircraft providers for the variable costs incurred on each trip, consisting of the applicable hourly rate plus ancillary charges. Since the aircraft we lease are used primarily for business travel, the aggregate incremental cost does not include certain fixed costs that do not change based on usage, such as any applicable monthly lease expenses. From time to time, certain family members or other guests will accompany Mr. Prince or Ms. Zatlyn on personal trips when using our leased aircraft.
(4)The amounts reported for 2025 also include the cost to us of $413,700 related to other personal security for Mr. Prince and his family and of $6,424 related to other personal security for Ms. Zatlyn and her family. As noted in the Compensation Discussion and Analysis, in connection with an independent security assessment (which was updated and re-approved in 2025), we provide both Mr. Prince and Ms. Zatlyn with certain personal security services.
(5)The amounts reported in 2023 reflect the incremental grant date fair value of the performance-based stock options, calculated in accordance with FASB ASC Topic 718, associated with the amendments to such options that became effective May 1, 2023. The assumptions used in calculating the incremental grant date fair value reported are set forth in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the executive officers. For more information regarding the amendments to the performance-based stock options, see the section titled “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentive Compensation – Amendment of Outstanding Performance Stock Options” in our 2024 proxy statement filed with the SEC on April 19, 2024.

Grants of Plan Based Awards in 2025

The following table summarizes all plan-based awards granted to our named executive officers during the fiscal year ended December 31, 2025.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (#)(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold	Target	Maximum
Matthew Prince	2/5/2025	—	175,111	175,111	—	—	(3)	20,783,028
	2/5/2025	—	—	—	259,672	—	144.29	37,468,073	(4)

Michelle Zatlyn	2/5/2025	—	175,111	175,111	—	—	(3)	20,783,028
	2/5/2025	—	—	—	259,672	—	144.29	37,468,073	(4)

Thomas Seifert	2/5/2025	—	—	—	69,246	—	144.29	9,991,505	(4)

Douglas Kramer	2/5/2025	—	—	—	34,623	—	144.29	4,995,753	(4)

_______________________
(1)Represents PSU awards granted to the Co-Founders, which are subject to both market and time-based vesting conditions, calculated in accordance with FASB ASC Topic 718. The market condition (the "Stock Price Goal") is satisfied if the volume-weighted average closing price of the Company’s Class A common stock over any rolling 90-calendar-day period following the grant date equals or exceeds the applicable price target. Upon certification of achievement of the Stock Price Goal, the applicable tranche becomes subject to time-based vesting. Earned shares vest in six equal quarterly installments (1/6th of the tranche) on the 15th of February, May, August, and November occurring on or after the certification date, subject to the Co-Founder’s continued service through each applicable vesting date. In the event of a change in control of the company, these time-based vesting requirements are waived. See “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentive Compensation – 2025 Equity Awards for our Co-Founders" for more detailed on the performance-based awards vesting requirements.
(2)Shares reported represent awards of RSUs granted under the 2019 Plan. Each award of RSUs is subject to service-based vesting criteria described in the footnotes to the table below titled “Outstanding Equity Awards at Fiscal 2025 Year End,” except as otherwise indicated in the footnotes to this table.
(3)Represents the grant date fair value per target share of the PSUs granted to the Co-Founders, which are subject to market-based vesting conditions. Because of these market conditions, the grant date fair value was determined using a Monte Carlo simulation model in accordance with FASB ASC Topic 718. The calculated fair value per target share for each of the six tranches is as follows: $139.70 (Tranche 1), $134.52 (Tranche 2), $128.13 (Tranche 3), $120.19 (Tranche 4), $111.45 (Tranche 5), and $102.02 (Tranche 6). See “Compensation Discussion and Analysis – Compensation Elements – Long-Term Incentive Compensation – 2025 Equity Awards for our Co-Founders" for more detailed on the performance-based awards vesting requirements.
(4)The amounts reported represent the aggregate grant date fair value of the RSUs awarded under the 2019 Plan to certain of our named executive officers, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-based vesting conditions for these awards. The assumptions used in calculating the grant date fair value of the RSUs reported are set forth in the Notes to our Consolidated Financial Statements included in our 2025 Annual Report. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the executive officers.

Outstanding Equity Awards at Fiscal 2025 Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

	Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options					Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)
		Exercisable (#)		Unexercisable (#)	Unearned (#)
Matthew Prince	4/19/2023	—		—	—		—	—	96,089	(2)	18,943,946
	2/5/2025	—		—	—		—	—	164,167	(3)	32,365,524
	2/5/2025	—		—	—		—	—	220,722	(4)	43,515,342

Michelle Zatlyn	8/8/2017	1,748,710	(5)	—	—		2.04	8/7/2027	—		—
	4/19/2023	—		—	—		—	—	96,089	(2)	18,943,946
	2/5/2025	—		—	—		—	—	164,167	(3)	32,365,524
	2/5/2025	—		—	—		—	—	220,722	(4)	43,515,342

Thomas Seifert	7/26/2017	90,341	(5)	—	—		2.04	7/25/2027	—		—
	2/2/2022	—		—	—		—	—	2,268	(6)	447,136
	2/14/2022	120,250		—	434,750	(7)	44.72	2/13/2032	—		—
	4/19/2023	—		—	—		—	—	34,165	(8)	6,735,630
	1/24/2024	—		—	—		—	—	15,372	(9)	3,030,590
	2/5/2025	—		—	—		—	—	17,312	(10)	3,413,061

Douglas Kramer	7/26/2017	30,519	(5)	—	—		2.04	7/25/2027	—		—
	2/2/2022	—		—	—		—	—	1,418	(6)	279,559
	2/14/2022	71,500		—	258,500	(7)	44.72	2/13/2032	—		—
	4/19/2023	—		—	—		—	—	17,083	(8)	3,367,913
	1/24/2024	—		—	—		—	—	7,686	(9)	1,515,295
	2/5/2025	—		—	—		—	—	8,656	(10)	1,706,530
_______________________
(1)The market value was calculated using the closing market price of a share of our Class A common stock as of December 31, 2025, which was $197.15.
(2)The shares of Class A common stock underlying these RSUs vest in 16 quarterly installments following February 15, 2023, subject to continued service to us through each such date. This award is subject to vesting acceleration under certain circumstances pursuant to the terms of the named executive officer's participation in the Severance Policy, as described in the section titled "Potential Payments upon Termination or Change in Control" below.
(3)Represents PSU awards granted to the Co-Founders that are subject to both market and time-based vesting conditions. These performance-based awards of our Class A common stock vest and become exercisable only if we achieve certain stock price milestones, and are also subject to additional service-based vesting requirements under which 1/6th of the shares of Class A common stock subject to the applicable tranche vests and becomes exercisable on each of the following quarterly vesting dates (February 15th, May 15th, August 15th, and November 15th) occurring on or after the date of certification of achievement of the applicable stock price milestone for such tranche, subject to continued service to us through each such date. The time-based vesting requirements are waived upon a change in control of the company. In the event of a change in control of the company, these time-based vesting requirements are waived. For additional details regarding the terms of these awards, see "Long-Term Incentive Compensation—2025 Equity Awards for our Co-Founders" above.
(4)The shares of Class A common stock underlying these RSUs vest in 20 quarterly installments following February 15, 2025, subject to continued service to us through each such date. This award is subject to vesting acceleration under certain circumstances pursuant to the terms of the named executive officer's participation in the Severance Policy, as described in the section titled "Potential Payments upon Termination or Change in Control" below.
(5)The options were granted pursuant to our Amended and Restated 2010 Equity Incentive Plan (the "2010 Plan") and are immediately exercisable, except as otherwise noted below. As of December 31, 2025, the shares of Class B common stock underlying this stock option are fully vested.
(6)The shares of Class A common stock underlying these RSUs vested as to 1/2 of the total shares on February 15, 2024 and the remaining shares vest in 8 quarterly installments thereafter, subject to continued service to us through each such date. This award is subject to vesting acceleration under certain circumstances pursuant to the terms of the named executive officer's participation in the Severance Policy, as described in the section titled "Potential Payments upon Termination or Change in Control" below.
(7)The options were granted pursuant to our 2019 Plan and are 10-year performance-based options to purchase shares of our Class A common stock that vest and become exercisable only if we achieve certain stock price milestones, and are also subject to additional service-based vesting requirements under which 1/6th of the shares of Class A common stock subject to the applicable tranche vests and becomes exercisable on each of the following quarterly vesting dates (February 15th, May 15th, August 15th, and November 15th) occurring on or after the date of certification of achievement of the applicable stock price milestone for such tranche, subject to continued service to us through each such date. The time-based vesting requirements are waived upon a change in control of the company. As of the date of this Amendment, we have met the stock price milestones for the first five tranches, and therefore, the performance condition was satisfied for the first five tranches for each of Messrs. Seifert and Kramer's performance-based stock options ("Performance Options"). These Performance Options were amended on May 1, 2023, as described in more detail in the section titled "Compensation Elements – Long-Term Incentive Compensation — Amendment of Outstanding Performance Stock Options" in our 2024 proxy statement filed with the SEC on April 19, 2024.
(8)The shares of Class A common stock underlying these RSUs vest in 12 quarterly installments following May 15, 2023, subject to continued service to us through each such date. This award is subject to vesting acceleration under certain circumstances pursuant to the terms of the named executive officer's participation in the Severance Policy, as described in the section titled "Potential Payments upon Termination or Change in Control" below.
(9)The shares of Class A common stock underlying these RSUs vest in 8 quarterly installments following February 15, 2024, subject to continued service to us through each such date. This award is subject to vesting acceleration under certain circumstances pursuant to the terms of the named executive officer's participation in the Severance Policy, as described in the section titled "Potential Payments upon Termination or Change in Control" below.
(10)The shares of Class A common stock underlying these RSUs vest in four quarterly installments following February 15, 2025, subject to continued service to us through each such date. This award is subject to vesting acceleration under certain circumstances pursuant to the terms of the named executive officer's participation in the Severance Policy, as described in the section titled "Potential Payments upon Termination or Change in Control" below.

Option Exercises and Stock Vested in 2025

The following table presents, for each of the named executive officers, the number of shares of our common stock acquired upon the exercise of stock options and the vesting and settlement of RSUs during 2025 and the aggregate value realized upon the exercise of stock options and the vesting and settlement of RSUs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Matthew Prince	—	—	126,764	23,586,161

Michelle Zatlyn	846,142	146,556,439	126,764	23,586,161

Thomas Seifert	225,000	33,655,737	193,952	35,641,792

Douglas Kramer	29,981	5,867,594	98,502	18,095,431
_______________________
(1)The aggregate value realized is calculated by multiplying (i) the number of shares of common stock acquired upon exercise by (ii) the difference between the closing price of our Class A common stock on the date of exercise, as reported by the NYSE, and the applicable exercise price of the option, and does not represent actual amounts received by our named executive officers as a result of the option exercises.
(2)The aggregate value realized is calculated by multiplying (i) the number of shares of common stock acquired upon vesting of RSUs by (ii) the closing price of our Class A common stock on the vest date (or, in the event the vest date occurs on a holiday or weekend, the closing price of our Class A common stock on the immediately preceding trading day), as reported by the NYSE.

Potential Payments upon Termination or Change in Control
In July 2024, our Board of Directors adopted and approved change in control and severance benefits for our current named executive officers and certain other key employees (collectively, participants) pursuant to the Severance Policy. The Severance Policy became effective in September 2024, the day after the 2019 Severance Policy expired by its terms. The named executive officers participate in the Severance Policy at benefit levels that are substantially the same payments and benefits, and on substantially the same terms and conditions, as applied to them under the 2019 Severance Policy.
The Severance Policy provides that if we terminate a named executive officer’s employment outside of the period beginning three months prior to and ending 12 months after a “change in control” (as defined in the Severance Policy) (such period, the change in control period) other than for “cause” (as generally defined within the named executive officer’s participation agreement), and other than due to death or disability, the named executive officer will receive:
•a lump sum payment equal to six months of base salary; and
•a lump sum payment equal to 12 months of COBRA continuation coverage premiums.
The following table describes the potential payments that would have been provided to each of our named executive officers pursuant to the Severance Policy in the event that they were involuntarily terminated as described above outside of a change in control period, assuming such termination occurred on December 31, 2025.

Named Executive Officer	Cash Compensation ($)	Health Benefits ($)	Total ($)
Matthew Prince	275,000	29,997	304,997
Michelle Zatlyn	275,000	28,890	303,890
Thomas Seifert	375,000	20,890	395,890
Douglas Kramer	325,000	33,047	358,047
The Severance Policy also provides that if a named executive officer’s employment is terminated during the change in control period either by us other than for cause, and other than due to death or disability, or by the named executive officer due to a “constructive termination” (as generally defined within the executive officer’s participation agreement), the named executive officer will receive:
•a lump sum payment equal to 12 months of base salary;
•a lump sum equal to a prorated target annual bonus for the year of termination;
•100% acceleration of unvested time-based equity awards granted on or after the effective date of the Severance Policy (the terms of the Performance Options specify that such grants will not be considered time-based equity awards for purposes of the Severance Policy and therefore will not be subject to the acceleration of vesting provisions of the Severance Policy); and
•a lump sum payment equal to 12 months of COBRA continuation coverage premiums.
In addition, our equity incentive plans contain certain provisions related to a change in control that could impact awards held by our named executive officers. Our 2019 Plan provides that in the event of a merger or “change in control,” as defined under the 2019 Plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation does not continue an outstanding award (or some portion of such award), then such award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels, and such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time. However, the Performance Options granted to Messrs. Seifert and Kramer and the PSU awards granted in 2025 to Mr. Prince and Ms. Zatlyn will not accelerate if not assumed or substituted for by a successor corporation. Instead, the time-based vesting requirement is waived in the event of a change in control (with the performance-based requirements measured pursuant to the award terms), and any shares subject to the Performance Options and any portion of the PSUs that have not vested as of immediately prior to a change in control will be forfeited as of immediately prior to the change in control and will not be eligible for any vesting as a result of the change in control.
Our 2010 Plan provides that, in the event of certain specified significant corporate transactions, each outstanding award will be treated as the administrator determines, unless otherwise provided in an award agreement or other written agreement between us and the award holder. Unless otherwise provided in an award agreement, if a 2010 Plan award is not assumed, continued or substituted for, the award will not vest and will terminate prior to the effective time of the transaction, but for awards held by individuals who have not terminated service with us prior to the corporate transaction, any reacquisition or repurchase rights held by us will lapse, contingent on the effectiveness of such transaction.
The following table describes the potential payments that would have been provided to each of our named executive officers in the event that, during a change in control period or, with respect to the equity acceleration, in connection with or following a change in control, they were involuntarily terminated as described above, assuming such termination occurred on December 31, 2025.

Named Executive Officer	Cash Compensation ($)	Health Benefits ($)	Equity Acceleration ($)(1)	Total ($)
Matthew Prince	550,000	29,997	62,459,289	63,039,286
Michelle Zatlyn	550,000	28,890	62,459,289	63,038,179
Thomas Seifert	750,000	20,890	13,626,417	14,397,307
Douglas Kramer	650,000	33,047	6,869,297	7,552,344
______________________
(1)For each named executive officer, the estimated benefit amount of unvested RSUs was calculated by multiplying the number of unvested RSUs by the closing price of our Class A common stock on December 31, 2025, which was $197.15 per share.
The Severance Policy provides that if we discover after a participant’s receipt of payments or benefits under the Severance Policy that grounds for the termination of the participant’s employment for cause existed, then the participant will not receive any further payments or benefits under the Severance Policy and, to the extent permitted under applicable laws, will be required to repay to us any payments or benefits he or she received under the Severance Policy (and any financial gain derived from such payments or benefits). In addition, a participant’s payments and benefits under the Severance Policy are subject to our clawback policy as in effect at the time the participant is provided a participation agreement (or amendment or restatement of a participation agreement) under the Severance Policy and any other clawback policy we are required to adopt to comply with applicable laws.
In addition, the Severance Policy provides that if any payments or benefits received by a participant under the Severance Policy or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Code and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount results in a greater amount received by the participant on an after-tax basis. The Severance Policy does not require us to provide any tax gross-ups.
To receive the severance described above under the Severance Policy, the participant must sign and not revoke our then-standard separation agreement and release of claims within the timeframe that is set forth in the Severance Policy.

Non-Employee Director Compensation
We have adopted a compensation policy for our non-employee directors. Under this director compensation policy, each non-employee director receives the cash and equity compensation for his or her board services described below. We also reimburse our non-employee directors for reasonable, customary, and documented travel expenses to board and committee meetings. This policy was developed with input from Compensia regarding practices and compensation levels at comparable companies. We considered and discussed these recommendations and data, and considered the specific duties and committee responsibilities of particular directors. After careful consideration of this information and the scope of the duties and responsibilities of our non-employee directors, our Board of Directors adopted and our stockholders approved the director compensation policy. We review the director compensation policy every other year, with the most recent review occurring in January 2026, and we continue to believe this policy provides reasonable compensation to our non-employee directors that is commensurate with their contributions and appropriately aligned with our peers.
The policy includes a maximum annual limit of $750,000 for cash compensation and equity awards that may be paid, issued, or granted to a non-employee director in any fiscal year. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with U.S. Generally Accepted Accounting Principles ("GAAP")). Any cash compensation paid or equity awards granted to a person for his or her services as an employee, or for his or her services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.
Cash Compensation
Under the director compensation policy, each non-employee director is paid an annual cash retainer of $30,000. In addition, non-employee directors are entitled to receive the following cash compensation for annual service in the following positions:

Chair of the audit committee	$20,000
Member of the audit committee (other than Chair)	$10,000
Chair of the compensation committee	$12,000
Member of the compensation committee (other than Chair)	$6,000
Chair of the nominating and corporate governance committee	$7,500
Member of the nominating and corporate governance committee (other than Chair)	$4,000
Each non-employee director who serves as a committee chair will receive only the additional annual cash fee as the chair of the committee, and not the additional annual fee as a member of the committee. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis.
Equity Compensation
Initial Award
Each person who first becomes a non-employee director will receive, on the first trading date on or after the date on which the person first becomes a non-employee director, an initial award of restricted stock units ("RSUs") covering a number of shares of our Class A common stock having a grant date fair value (determined in accordance with GAAP) equal to $400,000, rounded down to the nearest whole share. This initial award vests in equal annual installments on each of the first three anniversaries of the date of becoming a non-employee director, subject to continuing to provide services to us through each applicable vesting date. If the person was a member of our Board of Directors and also an employee, becoming a non-employee director due to termination of employment will not entitle the person to an initial award.
Annual Award
Each non-employee director who has completed at least six months of continuous service as a non-employee director automatically will receive, on the date of each annual meeting of our stockholders, an annual award of RSUs covering a number of shares of our Class A common stock having a grant date fair value (determined in accordance with GAAP) equal to $206,750, rounded down to the nearest whole share. Each annual award will vest on the earlier of (i) the one-year anniversary of the date the annual award is granted or (ii) the day prior to the date of the annual meeting of our stockholders that next follows the grant date of the annual award, subject to continuing to provide services to us through the applicable vesting date.

Change in Control
In the event of a “change in control” (as defined in our 2019 Equity Incentive Plan (the "2019 Plan")), each non-employee director will fully vest in his or her outstanding equity awards, provided that the non-employee director continues to be a non-employee director through the date of the change in control.
Non-Employee Director Compensation Table
The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors for the year ended December 31, 2025. Directors who also serve as employees receive no additional compensation for their service as directors. During 2025, Mr. Prince, our Chief Executive Officer, and Ms. Zatlyn, our President, were each a member of our Board of Directors, as well as an employee, and thus received no additional compensation for his or her services as a director. See the section titled “Executive Compensation” for additional information regarding their compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Total ($)
Maria Eitel(4)	8,958	—	8,958
Mark Hawkins	50,000	206,659	256,659
Carl Ledbetter	52,000	206,659	258,659
Scott Sandell	36,000	206,659	242,659
Katrin Suder	43,000	206,659	249,659
Stacey Cunningham(5)	27,472	399,937	427,409
John Graham-Cumming(6)	232,038	399,937	631,975
Karim Lakhani(7)	22,917	399,937	422,854
_______________________
(1)The amounts reported represent the aggregate grant date fair value of the RSUs awarded under our 2019 Plan to our non-employee directors in accordance with the director compensation policy, calculated on the basis of the fair value of the underlying shares of common stock on the grant date in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in the Notes to our Consolidated Financial Statements included in our 2025 Annual Report. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the directors receiving such awards.
(2)As of December 31, 2025, each of Messrs. Sandell and Hawkins, Dr. Ledbetter and Ms. Suder held 1,172 unvested RSUs in connection with the annual award of RSUs granted to him or her on the date of our 2025 Annual Meeting in accordance with our director compensation policy (the "2025 Annual Award"). 100% of the shares of Class A common stock underlying these RSUs vest on the earlier of (i) June 5, 2026 or (ii) the day prior to the date of the 2026 annual meeting, subject to the non-employee director's continued service to us through the applicable vesting date.
(3)As of December 31, 2025, each of Mr. Graham-Cumming, Dr. Lakhani, and Ms. Cunningham held 3,373 unvested RSUs granted to him or her as his or her initial award in 2025. One third of the shares of Class A common stock underlying these RSUs vest on each of the first three anniversaries of the applicable director's board appointment date.
(4)Ms. Eitel resigned from our Board of Directors effective as of March 27, 2025. Accordingly, her fees for 2025 were prorated for the portion of 2025 in which she served as a director and chair of the nominating and corporate governance committee. Ms. Eitel did not receive a 2025 Annual Award.
(5)Ms. Cunningham joined our Board of Directors on March 27, 2025. Accordingly, her fees for 2025 were prorated for the portion of 2025 in which she served as a non-employee director and member of the compensation committee and the nominating and corporate governance committee. In accordance with our outside director compensation policy, Ms. Cunningham did not receive a 2025 Annual Award, but instead received an initial award of RSUs valued at $400,000 rounded down to the nearest whole share.
(6)Mr. Graham-Cumming joined our Board of Directors on March 27, 2025. Accordingly, his fees for 2025 were prorated for the portion of 2025 in which he served as a non-employee director. He served as our Chief Technology Officer from 2016 until March 2025. Prior to his resignation as our Chief Technology Officer, Dr. Graham-Cumming’s

employment agreement with the Company provided for an annual base salary of €460,000, and from January 2025 until March 2025, Dr. Graham Cumming received approximately €195,000 (approximately $205,000 based on a monthly average foreign exchange rate during the same time period) in compensation as an employee. In accordance with our outside director compensation policy, Mr. Graham-Cumming did not receive a 2025 Annual Award, but instead received an initial award of RSUs valued at $400,000 rounded down to the nearest whole share.
(7)Dr. Lakhani joined our Board of Directors on March 27, 2025. Accordingly, his fees for 2025 were prorated for the portion of 2025 in which he served as a non-employee director and member or chair of the nominating and corporate governance committee. In accordance with our outside director compensation policy, Dr. Lakhani did not receive a 2025 Annual Award, but instead received an initial award of RSUs valued at $400,000 rounded down to the nearest whole share.

CEO Pay Ratio Disclosure

As required by SEC rules, we are providing the following information about the ratio of the total annual compensation of our "median employee" to the total annual compensation of our CEO (the "CEO Pay Ratio").

For fiscal 2025, the total compensation of our CEO was $60,551,052 and the total compensation of our median employee was $156,306. Accordingly, the CEO Pay Ratio for fiscal 2025 is approximately 387:1. This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.

To identify our median employee for 2025, we examined the 2025 compensation of all our employees globally, including those employed on a full-time, part-time, seasonal or temporary basis by the company as of December 31, 2025, excluding our CEO. For employees paid other than in U.S. dollars, we converted their compensation into U.S. dollars using foreign currency exchange rates in effect as of December 31, 2025. We did not make any cost-of-living adjustments for employees outside the United States. We annualized compensation for employees who were not employed by us for the entire 2025 fiscal year. We used a consistently applied compensation measure consisting of annual base salary and sales commissions paid, if applicable, to identify our median employee for 2025, with such information based on our payroll records. We believe our methodology represents a consistently applied compensation measure because it reasonably reflects compensation to our employees, striking a balance in terms of administrative burden while consistently treating all the primary compensation components for our worldwide workforce and capturing a full year of each of such primary compensation components.

We calculated our median employee’s fiscal 2025 annual total compensation using the same methodology that we use for our named executive officers as set forth in the “2025 Summary Compensation Table” above. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the “2025 Summary Compensation Table” above.
In selecting the median employee in accordance with Item 402 of Regulation S-K under the Securities Act, reporting companies are permitted to use reasonable estimates, assumptions, and methodologies based on their own facts and circumstances. As a result, the disclosure regarding the compensation of our median employee and the CEO Pay Ratio may not be directly comparable to similar disclosure by other reporting companies.

Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. In addition, information is included for an equity compensation plan that we have assumed in connection with an acquisition, which plan has not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by stockholders
2010 Equity Incentive Plan(2)	2,639,149	$2.31	—
2019 Equity Incentive Plan(3)(4)	13,342,434	$57.26	84,219,618
2019 Employee Stock Purchase Plan(5)	—	—	20,073,728
Equity compensation plans not approved by stockholders(6)	11,715	$21.27	—
Total	15,993,298	$31.56	104,293,346
_______________________
(1)RSUs, which do not have an exercise price, are excluded in the calculation of weighted-average exercise price.
(2)As a result of our IPO and the adoption of the 2019 Plan, we no longer grant awards under the 2010 Plan; however, all outstanding awards under the 2010 Plan remain subject to the terms of the 2010 Plan. The number of shares underlying stock options or RSUs granted under the 2010 Plan that expire or terminate or are forfeited or repurchased by the company under the 2010 Plan, tendered to or withheld by the company for payment of an exercise price or for tax withholding, or repurchased by the company due to failure to vest, up to a maximum of 37,326,953 shares, will be automatically added to the shares of Class A common stock available for issuance under the 2019 Plan.
(3)Our 2019 Plan provides that the number of shares of Class A common stock available for issuance under the 2019 Plan will automatically increase on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 29,335,000 shares, (ii) five percent (5%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount as the compensation committee of the Board of Directors may determine.
(4)Includes up to 550,266 shares of Class A common stock to be issued pursuant to outstanding performance-based restricted stock units, which reflects the number of shares to be issued assuming the relevant performance conditions are achieved at the maximum level, which is equal to 200% of the target amount.
(5)Our 2019 Employee Stock Purchase Plan (ESPP) provides that the number of shares of Class A common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with the 2021 fiscal year, in an amount equal to the least of (i) 5,870,000 shares, (ii) one percent (1%) of the outstanding shares of all classes of common stock of the company on the last day of the immediately preceding fiscal year, or (iii) such other amount as the compensation committee of the Board of Directors may determine.
(6)Consists of shares issuable under the Area 1 Security, Inc. 2013 Stock Incentive Plan, which has been assumed by us in connection with our acquisition of Area 1 Security, Inc. in April 2022. A description of the Area 1 Security, Inc. 2013 Stock Incentive Plan is set forth in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND                 XX         RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 31, 2026 for:
•each of our named executive officers;
•each of our directors and director nominees;
•all of our executive officers and directors as a group; and
•each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock and Class B common stock.
We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable.
We have based our calculation of percentage of beneficial ownership on 319,274,861 shares of our Class A common stock and 34,099,229 shares of our Class B common stock outstanding on March 31, 2026. We have deemed shares of our capital stock subject to stock options that are currently exercisable or exercisable within 60 days of March 31, 2026 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 31, 2026 to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Cloudflare, Inc., 101 Townsend Street, San Francisco, California 94107. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
	Class A		Class B		Total Voting %†
	Shares	%	Shares	%
Named Executive Officers and Directors:
Matthew Prince(1)	45,508	*	25,850,464	75.8%	39.2%
Michelle Zatlyn(2)	99,637	*	9,093,643	25.5%	11.4%
Thomas Seifert(3)	280,698	*	357,225	1.0%	*
Douglas Kramer(4)	193,149	*	60,694	*	*
John Graham-Cumming(5)	501,898	*	—	*	*
Carl Ledbetter(6)	956,500	*	—	*	*
Mark Hawkins	9,283	*	—	*	*
Scott Sandell(7)	220,898	*	—	*	*
Katrin Suder	36,551	*	—	*	*
Stacey Cunningham	1,124	*	—	*	*
Karim Lakhani	4,457	*	—	*	*
All executive officers and directors as a group (11 persons)(8)	2,349,703	*	35,362,026	99.0%	51.4%

Greater than 5% Stockholders:
Capital World Investors(9)	36,368,156	11.4%	—	*	5.5%
Baillie Gifford & Co(10)	16,823,947	5.3%	—	*	2.5%
Morgan Stanley(11)	16,803,415	5.3%	—	*	2.5%
BlackRock, Inc.(12)	16,649,551	5.2%	—	*	2.5%
______________________
* Represents less than one percent (1%).

† Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. Each holder of our Class A common stock is entitled to one vote per share, and each holder of our Class B common stock is entitled to 10 votes per share on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by our amended and restated certificate of incorporation or by law.
(1)Includes (i) 4,742,073 shares of Class B common stock held of record by The Matthew Prince Revocable Trust dated October 29, 2015, for which Mr. Prince serves as a trustee; (ii) 1,060,000 shares of Class B common stock held of record by The Prince Family Exempt Irrevocable Trust dated March 29, 2016, for which Mr. Prince serves as an investment advisor; (iii) 6,928,408 shares of Class B common stock held of record by The Prince Family Nonexempt Irrevocable Trust dated March 29, 2016, for which Mr. Prince serves as an investment advisor; (iv) 3,065,015 shares of Class B common stock held of record by The Matthew Prince 2024 Grantor Retained Annuity Trust dated May 20, 2024, for which Mr. Prince serves as co-trustee and investment advisor; (v) 3,103,139 shares of Class B common stock held of record by The Matthew Prince 2024 Grantor Retained Annuity Trust #2 dated August 20, 2024, for which Mr. Prince serves as co-trustee and investment advisor; (vi) 2,000,000 shares of Class B common stock held of record by The Matthew Prince 2025 Grantor Retained Annuity Trust dated May 10, 2025, for which Mr. Prince serves as co-trustee and investment advisor; (vii) 2,000,000 shares of Class B common stock held of record by The Matthew Prince 2025 Grantor Retained Annuity Trust #2 dated August 11, 2025, for which Mr. Prince serves as co-trustee and investment advisor; (viii) 2,951,829 shares of Class B common stock held of record by The Prince 2021 Remainder Trust dated September 23, 2021, for which Mr. Prince serves as an investment advisor; and (ix) 45,508 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 31, 2026.
(2)    Includes (i) 34,514 shares of Class A common stock held of record by Ms. Zatlyn; (ii) 19,615 shares of Class A common stock held of record by The SZ 2021 Irrevocable Trust dated November 6, 2021, for which Ms. Zatlyn serves as an investment advisor; (iii) 552,438 shares of Class B common stock held of record by The Sutherland/Zatlyn Revocable Trust dated November 17, 2016, for which Ms. Zatlyn serves as a co-trustee; (iv) 351,505 shares of Class B common stock held of record by The SZ 2020 Irrevocable Trust dated November 25, 2020, for which Ms. Zatlyn serves as an investment advisor; (v) 2,064,551 shares of Class B common stock held of record by The SZ 2021 Irrevocable Trust dated November 6, 2021, for which Ms. Zatlyn serves as an investment advisor; (vi) 4,819 shares of Class B common stock held of record by The SZ 2023 Irrevocable Trust dated August 29, 2023, for which Ms. Zatlyn serves as an investment advisor; (vii) 921,730 shares of Class B common stock held of record by The Sutherland/Zatlyn 2024 Annuity Trust dated May 29, 2024, for which Ms. Zatlyn serves as co-trustee and investment advisor; (viii) 944,742 shares of Class B common stock held of record by The Sutherland/Zatlyn 2024 Annuity Trust #2 dated August 19, 2024, for which Ms. Zatlyn serves as co-trustee and investment advisor; (ix) 790,659 shares of Class B common stock held of record by The Sutherland/Zatlyn 2024 Annuity Trust #3 dated November 12, 2024, for which Ms. Zatlyn serves as co-trustee and investment advisor; (x) 1,000,000 shares of Class B common stock held of record by The Sutherland/Zatlyn 2025 Annuity Trust dated May 23, 2025, for which Ms. Zatlyn serves as co-trustee and investment advisor; (xi) 200,000 shares of Class B common stock held of record by The Sutherland/Zatlyn 2025 Annuity Trust #2 dated August 15, 2025, for which Ms. Zatlyn serves as co-trustee and investment advisor; (xii) 250,000 shares of Class B common stock held of record by The Sutherland/Zatlyn 2025 Annuity Trust #3 dated November 11, 2025, for which Ms. Zatlyn serves as co-trustee and investment advisor; (xiii) 495,258 shares of Class B common stock held of record by 2025 Gift Fund I LLC, for which Ms. Zatlyn serves as the manager; (xiv) 1,517,941 shares of Class B common stock issuable upon the exercise of options within 60 days of March 31, 2026; and (xv) 45,508 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 31, 2026. Ms. Zatlyn has no pecuniary interest in the shares held by 2025 Gift Fund I LLC, which is a donor-advised fund operated for the purpose of charitable giving.
(3)    Includes (i) 72,905 shares of Class A common stock held of record by Mr. Seifert; (ii) 8,925 shares of Class B common stock held of record by Mr. Seifert; (iii) 150,000 shares of Class B common stock held of record by Center Court Partners Ltd., for which Mr. Seifert serves as a partner; (iv) 46,100 shares of Class B common stock held of record by The Center Court 2020 Trust 1 dated December 11, 2020, for which Mr. Seifert serves as a trustee; (v) 46,100 shares of Class B common stock held of record by The Center Court 2020 Trust 2 dated December 11, 2020, for which Mr. Seifert serves as a trustee; (vi) 46,100 shares of Class B common stock held of record by The Center Court 2020 Trust 3 dated December 11, 2020, for which Mr. Seifert serves as a trustee; (vii) 175,750 shares of Class A common stock issuable upon the exercise of options within 60 days of March 31, 2026; (viii) 60,000 shares of Class B common stock issuable upon the exercise of options within 60 days of March 31, 2026; and (ix) 32,043 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 31, 2026.
(4)    Includes (i) 80,107 shares of Class A common stock held of record by Mr. Kramer; (ii) 30,175 shares of Class B common stock held of record by Mr. Kramer; (iii) 104,500 shares of Class A common stock issuable upon the exercise of options within 60 days of March 31, 2026; (iv) 30,519 shares of Class B common stock issuable upon the exercise of options within 60 days of March 31, 2026; and (v) 8,542 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 31, 2026.

(5)    Includes (i) 491,818 shares of Class A common stock held of record by Dr. Graham-Cumming and (ii) 10,080 shares of Class A common stock subject to stock options exercisable within 60 days of March 31, 2026, all of which are fully vested as of March 31, 2026.

(6)    Includes (i) 114,675 shares of Class A common stock held of record by Dr. Ledbetter; and (ii) 841,825 shares of Class A common stock held of record by the Carl S. Ledbetter Trust dated February 14, 2020, for which Dr. Ledbetter serves as a co-trustee.

(7)    Includes 174,534 shares of Class A common stock held of record by the Blue Mountain Trust, dated April 29, 2019, and 37,000 shares of Class A common stock held of record by the Pendleton 2020 GRAT dated December 21, 2020, for which Mr. Sandell serves as trustee.
(8)     Includes (i) 1,927,772 shares of Class A common stock and 33,753,566 shares of Class B common stock beneficially owned by our executive officers and directors; (ii) 1,608,460 shares of Class B common stock subject to options exercisable within 60 days of March 31, 2026 and held by our executive officers and directors, all of which are fully vested; (iii) 290,330 shares of Class A common stock subject to performance-based stock options exercisable within 60 days of March 31, 2026 and held by our executive officers and directors, of which 246,080 shares are fully vested as of March 31, 2026; and (iv) 131,601 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of March 31, 2026. Percentages are based on total class denominators tracked as of March 31, 2026.
(9)     According to a Schedule 13G/A filed with the SEC on February 13, 2026 reporting stock ownership as of December 31, 2025, consists of 36,368,156 shares of Class A common stock held of record by Capital World Investors and/or one or more of its investment management subsidiaries and affiliates, which may include Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited (collectively, Capital World Investors). Of the shares of Class A common stock beneficially owned, Capital World Investors reported that it had sole voting power with respect to 36,226,756 shares and sole dispositive power with respect to 36,368,156 shares. The address for Capital World Investors is 333 South Hope Street, 55th Floor, Los Angeles, California 90071.
(10)     According to a Schedule 13G/A filed with the SEC on February 5, 2026 reporting stock ownership as of December 31, 2025, consists of 16,823,947 shares of Class A common stock held of record by Baillie Gifford & Co and/or one or more of its investment adviser subsidiaries and affiliates, which may include Baillie Gifford Overseas Limited. Of the shares of Class A common stock beneficially owned, Baillie Gifford & Co reported that it had sole voting power with respect to 11,073,167 shares and sole dispositive power with respect to 16,823,947 shares. The address for Baillie Gifford & Co is Calton Square, 1 Greenside Row, Edinburgh EH1 3AN, Scotland, United Kingdom.
(11)     According to a Schedule 13G/A filed with the SEC on February 12, 2026 reporting stock ownership as of December 31, 2025, consists of 16,803,415 shares of Class A common stock held of record by Morgan Stanley and/or one or more of its subsidiaries and affiliates, which may include Morgan Stanley Investment Management Inc. Of the shares of Class A common stock beneficially owned, Morgan Stanley reported that it had shared voting power with respect to 14,874,525 shares and shared dispositive power with respect to 16,803,415 shares. The address for Morgan Stanley is 1585 Broadway, New York, New York 10036.
(12)     According to a Schedule 13G/A filed with the SEC on January 29, 2024 reporting stock ownership as of December 31, 2023, consists of 16,649,551 shares of Class A common stock held of record by BlackRock, Inc. and/or one or more of its investment management subsidiaries and affiliates. Of the shares of Class A common stock beneficially owned, BlackRock, Inc. reported that it had sole voting power with respect to 15,115,637 shares and sole dispositive power with respect to 16,649,551 shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
In addition to the compensation arrangements, including employment, termination of employment, and change in control arrangements, discussed in the section titled "Executive Compensation," the following is a description of each transaction since the beginning of our last fiscal year and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of our directors (including director nominees), executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Employment Offer Letter with Douglas Kramer

Effective April 1, 2026, Mr. Kramer, who previously was our Chief Legal Officer and Secretary through March 31, 2026, entered into a new employment offer letter regarding his new role as Senior Advisor to the company. In connection with his new position, Mr. Kramer will receive an annual base salary of $100,000 and, subject to his continued employment with the company, will continue to retain and be eligible to vest his previously unvested RSU awards and Performance Options. He will no longer participate in the Severance Policy.
Employment Offer Letter with Alissa Starzak
Effective April 1, 2026, Ms. Starzak, who previously was our Deputy Chief Legal Officer and Global Head of Public Policy, was promoted to become our Chief Legal Officer and Secretary, succeeding Douglas Kramer. In connection with her new position, Ms. Starzak entered into a new employment offer letter that supersedes her prior offer letter. Pursuant to the new offer letter, Ms. Starzak will receive (i) an annual base salary of $600,000 (representing a $155,000 increase over her annual base salary under the prior offer letter), (ii) an RSU award with a value of $8 million that vests quarterly over four years, (iii) an additional RSU award with a value of $5 million that vests quarterly over a two-year period starting in February 2027, and (iv) 128,000 performance stock options that vest and become exercisable only if we achieve certain stock price milestones and which is also subject to additional service-based vesting requirements. She also will participate in our Severance Policy as an Executive Staff member.
Leased Aircraft
Mr. Prince, our Chief Executive Officer and Co-Chair of our Board of Directors, beneficially owns an aircraft through an affiliate. Beginning in August 2024, we lease the aircraft on a non-exclusive basis from Mr. Prince’s affiliate for Mr. Prince’s business and personal travel that is required pursuant to our Air Travel Security Policy. We do not have any minimum use requirements with respect to the leased aircraft, and the lease may be terminated by us upon 90 days’ prior written notice. Our compensation committee reviewed and approved the lease terms, which are based on competitive analyses of comparable chartered aircraft rates provided periodically by a third-party aviation consultant who was engaged to advise the compensation committee, and our audit committee approved the resulting related party transaction. The hourly costs under the lease from Mr. Prince’s affiliate are less than the hourly costs we pay our existing third party leased aircraft providers for the travel of Ms. Zatlyn, our President and Co-Chair of our Board of Directors. For use of the leased aircraft from January 1, 2025 to December 31, 2025, we paid an aggregate of $1.3 million to Mr. Prince’s affiliate.
Limitation of Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:
•any breach of their duty of loyalty to our company or our stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•any transaction from which they derived an improper personal benefit.
Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission, or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.
In addition, our amended and restated bylaws provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.
Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.
The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, amended and restated bylaws, and in indemnification agreements that we have entered into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees, or other agents or is or was serving at our request as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.
We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.
Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our Board of Directors.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Policies and Procedures for Related Party Transactions
Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.
We have adopted a formal written policy providing that our audit committee must approve or ratify any related party transaction. Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. In approving or rejecting any such transaction, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to our audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, whether such transaction would impair the independence of an outside director, and the extent of the related person’s interest in the transaction. Any member of the audit committee who has an interest in a potential related party transaction under discussion will abstain from voting on the approval of such transaction. If a related party transaction will be ongoing, the audit committee may establish guidelines for us to follow in our ongoing dealings with the related party.
Director Independence
Our Class A common stock is listed on the NYSE. Under the listing standards of the NYSE, independent directors must comprise a majority of a listed company's board of directors. In addition, the listing standards of the NYSE require that, subject to specified exceptions, each member of a listed company's audit, compensation, and nominating and corporate governance committees be independent. Under the listing standards of the NYSE, a director will only qualify as an "independent director" if the listed company’s board of directors affirmatively determines that the director does not have a material relationship with the company (either directly or as a partner, shareholder, or officer of an organization that has a relationship with the company). As noted in the commentary to the listing standards, the concern underlying these listing standards is independence from management.
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the listing standards of the NYSE. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing standards of the NYSE.
Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board of Directors has affirmatively determined that each of our directors, other than Dr. Graham-Cumming, Mr. Prince, and Ms. Zatlyn, does not have any material relationship with our company and that each of these directors is "independent" as that term is defined under the listing standards of the NYSE and the applicable rules and regulations of the SEC. In making these affirmative determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining the independence of the non-employee directors, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled "Certain Relationships and Related Party Transactions."
There are no family relationships among any of our directors or executive officers.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our company by KPMG for our fiscal years ended December 31, 2025 and 2024.

Fee Category	Fiscal 2025	Fiscal 2024
Audit Fees(1)	$3,605,000	$3,679,476
Audit-Related Fees(2)	$70,000	$70,000
Tax Fees(3)	$384,327	$270,391
All Other Fees(4)	$18,000	$18,000
Total Fees	$4,077,327	$4,037,867
_______________________
(1)Audit Fees consist of fees for professional services provided in connection with the audit of our consolidated financial statements and our internal control over financial reporting, reviews of our quarterly condensed consolidated financial statements, and statutory audits of our international subsidiaries.
(2)Audit-Related Fees consist primarily of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and not reported under “Audit Fees.”
(3)Tax Fees consist of fees for professional services for tax compliance, tax advice, and tax planning. These services include consultation on tax matters and assistance regarding federal, state, and international tax compliance.
(4)All Other Fees consist of an annual subscription fee to access KPMG's educational content.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
We have adopted a policy under which our audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. As part of its review, our audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the PCAOB. Our audit committee has pre-approved all services performed by KPMG during fiscal year 2025 in accordance with the pre-approval policy.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Exhibits

The exhibits listed below are filed as part of this Amendment or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-233296	4.1	August 15, 2019
4.2	Description of Capital Stock.	10-K	001-39039	4.3	February 24, 2023
4.3	Indenture, dated as of August 13, 2021, between Cloudflare, Inc. and U.S. Bank National Association, as trustee.	10-Q	001-39039	4.2	November 5, 2021
4.4	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.3).	10-Q	001-39039	4.3	November 5, 2021
4.5	Indenture, dated as of June 17, 2025, between the Registrant and U.S. Bank Trust Company, National Association, as trustee	8-K	001-39039	4.1	June 17, 2025
4.6	Form of 0% Convertible Senior Notes due 2030 (included in Exhibit 4.5).	8-K	001-39039	4.2	June 17, 2025
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1/A	333-233296	10.1	September 3, 2019
10.2+	2019 Equity Incentive Plan and related form agreements.	10-K	001-39039	10.2	February 21, 2024
10.3+	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-39039	10.2	November 2, 2023
10.4+	2019 Executive Incentive Compensation Plan.	S-1/A	333-233296	10.4	September 3, 2019
10.5+	Area 1 Security Inc., 2013 Stock Incentive Plan	S-8	333-264158	4.2	April 6, 2022
10.6+	Offer Letter between the Registrant and Matthew Prince.	S-1/A	333-233296	10.6	September 3, 2019
10.7+	Offer Letter between the Registrant and Michelle Zatlyn.	S-1/A	333-233296	10.7	September 3, 2019
10.8+	Offer Letter between the Registrant and Thomas Seifert.	S-1/A	333-233296	10.8	September 3, 2019
10.9+	Offer Letter between the Registrant and Douglas Kramer.	S-1/A	333-233296	10.9	September 3, 2019
10.10	Lease Agreement between the Registrant and Civitas Equity Fund I, LLC, dated as of May 31, 2022.	10-Q	001-39039	10.3	August 4, 2022
10.11	Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of November 1, 2017.	S-1	333-233296	10.11	August 15, 2019
10.12	First Amendment to Office Lease Agreement between the Registrant and Ichi Juu Ichi, dated as of June 17, 2022.	10-Q	001-39039	10.4	August 4, 2022
10.13+	2010 Equity Incentive Plan and related form agreements.	S-1	333-233296	10.5	August 15, 2019
10.14	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	August 13, 2021
10.15	Form of Capped Call Transaction Confirmation	8-K	001-39039	10.1	June 17, 2025
10.16+	Form of Performance Stock Unit Agreement	10-Q	001-39039	10.1	May 8, 2025
10.17+	2024 Key Executive Change in Control and Severance Policy, as amended	10-Q	001-39039	10.3	July 31, 2025
10.18	Credit Agreement, by and among the Company, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.	10-Q	001-39039	10.1	August 1, 2024
10.19	First Amendment to Revolving Credit and Guaranty Agreement, dated as of June 11, 2025, among Cloudflare, Inc., the other loan parties thereto, the lenders party thereto and Citibank, N.A., as administrative agent.	8-K	001-39039	10.2	June 17, 2025
19.1	Insider Trading Policy	10-K	001-39039	19.1	February 20, 2025
21.1	List of subsidiaries of the Registrant.	S-1	333-233296	21.1	August 15, 2019
23.1	Consent of KPMG LLP, independent registered public accounting firm.	10-K	001-39039	23.1	February 26, 2026
24.1	Power of Attorney (included in signature pages hereto).	10-K	001-39039	24.1	February 26, 2026
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39039	31.1	February 26, 2026

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39039	31.2	February 26, 2026
31.3*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39039	32.1	February 26, 2026
97.1+	Compensation Recovery Policy	10-K	001-39039	97.1	February 21, 2024
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: April 29, 2026	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Prince	Chief Executive Officer and Co-Chair	April 29, 2026
Matthew Prince	(Principal Executive Officer)

s/ Thomas Seifert	Chief Financial Officer	April 29, 2026
Thomas Seifert	(Principal Financial Officer)

/s/ Janel Riley	Chief Accounting Officer	April 29, 2026
Janel Riley	(Principal Accounting Officer)

*	President and Co-Chair	April 29, 2026
Michelle Zatlyn

*	Director	April 29, 2026
Stacey Cunningham

*	Director	April 29, 2026
John Graham-Cumming

*	Director	April 29, 2026
Mark Hawkins

*	Director	April 29, 2026
Karim Lakhani

*	Director	April 29, 2026
Carl Ledbetter

*	Director	April 29, 2026
Scott Sandell

*	Director	April 29, 2026
Katrin Suder

*By:	/s/ Matthew Prince
Matthew Prince, Attorney in Fact