Form 10-Q
period 2026-03-31
Cloudflare, Inc.
filed 2026-05-08
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 23, 2026, 319,528,350 shares of the registrant's Class A common stock were outstanding and 33,937,897 shares of the registrant's Class B common stock were outstanding.

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
•the ongoing evolution of our business to an agentic AI-first operating model, including our use of artificial intelligence (AI) and other automation tools and resources and our related recently announced workforce reduction, and the costs and benefits we expect from this evolution, including the workforce reduction, and the time we expect for those costs and benefits to occur;
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
•The ongoing evolution of our business to an agentic AI-first operating model, including our use of artificial intelligence (AI) and other automation tools and resources and our related recently announced workforce reduction, may not achieve the benefits we expect in the time we expect, if at all, and could adversely affect our business, financial condition, and results of operations.

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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$932,226	$943,536
Available-for-sale securities	3,231,652	3,157,715
Accounts receivable, net	379,586	382,488
Contract assets	24,162	23,531
Restricted cash short-term	10,955	9,364
Prepaid expenses and other current assets	137,075	128,203
Total current assets	4,715,656	4,644,837
Property and equipment, net	631,082	618,691
Goodwill	233,491	226,563
Acquired intangible assets, net	38,310	41,799
Operating lease right-of-use assets	244,167	237,646
Deferred contract acquisition costs, noncurrent	225,481	219,499
Restricted cash	1,232	1,457
Other noncurrent assets	74,558	45,764
Total assets	$6,163,977	$6,036,256
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,843	$84,115
Accrued expenses and other current liabilities	126,462	109,054
Accrued compensation	103,395	111,005
Operating lease liabilities	74,603	70,901
Deferred revenue	755,097	684,207
Current portion of convertible senior notes, net	1,292,271	1,291,281
Total current liabilities	2,410,671	2,350,563
Convertible senior notes, net	1,975,556	1,974,120
Operating lease liabilities, noncurrent	182,106	182,025
Deferred revenue, noncurrent	39,874	41,088
Other noncurrent liabilities	29,062	29,337
Total liabilities	4,637,269	4,577,133

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of March 31, 2026 and December 31, 2025; 319,275 and 317,319 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	319	317
Class B common stock; $0.001 par value; 315,000 shares authorized as of March 31, 2026 and December 31, 2025; 34,099 and 34,568 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	33	34
Additional paid-in capital	2,759,973	2,651,420
Accumulated deficit	(1,227,834)	(1,204,907)
Accumulated other comprehensive income (loss)	(5,783)	12,259
Total stockholders’ equity	1,526,708	1,459,123
Total liabilities and stockholders’ equity	$6,163,977	$6,036,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$639,755	$479,087
Cost of revenue	184,158	115,576
Gross profit	455,597	363,511
Operating expenses:
Sales and marketing	271,600	214,011
Research and development	150,972	115,089
General and administrative	95,019	87,658
Total operating expenses	517,591	416,758
Loss from operations	(61,994)	(53,247)
Non-operating income (expense):
Interest income	40,166	21,399
Interest expense	(2,563)	(1,443)
Other income (expense), net	2,990	(3,468)
Total non-operating income, net	40,593	16,488
Loss before income taxes	(21,401)	(36,759)
Provision for income taxes	1,526	1,695
Net loss	$(22,927)	$(38,454)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	352,625	345,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(22,927)	$(38,454)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	(9,382)	910
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	(4,681)	6,022
Reclassification of (gain) loss included in net loss	(3,979)	975
Net changes on cash flow hedges	(8,660)	6,997
Other comprehensive income (loss), net of tax	(18,042)	7,907
Comprehensive loss	$(40,969)	$(30,547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	317,319	$317	34,568	$34	$2,651,420	$(1,204,907)	$12,259	$1,459,123
Issuance of common stock upon exercise of stock options	81	—	323	—	5,703	—	—	5,703
Issuance of common stock related to settlement of restricted stock units (RSUs) and performance stock units (PSUs)	1,160	1	—	—	(1)	—	—	—
Tax withholding on RSU and PSU settlement	(77)	—	—	—	(15,071)	—	—	(15,071)
Conversion of Class B to Class A common stock	792	1	(792)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	117,922	—	—	117,922
Net loss	—	—	—	—	—	(22,927)	—	(22,927)
Other comprehensive loss	—	—	—	—	—	—	(18,042)	(18,042)
Balance as of March 31, 2026	319,275	$319	34,099	$33	$2,759,973	$(1,227,834)	$(5,783)	$1,526,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2025
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	307,892	$307	36,963	$37	$2,152,750	$(1,102,640)	$(4,253)	$1,046,201
Issuance of common stock upon exercise of stock options	98	—	601	1	11,228	—	—	11,229
Issuance of common stock related to settlement of RSUs and PSUs	1,020	1	—	—	(1)	—	—	—
Tax withholding on RSU settlement	(45)	—	—	—	(7,707)	—	—	(7,707)
Conversion of Class B to Class A common stock	1,026	1	(1,026)	(1)	—	—	—	—
Reclassification of the 2025 Capped Calls from equity to derivative asset	—	—	—	—	308,299	—	—	308,299
Stock-based compensation	—	—	—	—	98,403	—	—	98,403
Net loss	—	—	—	—	—	(38,454)	—	(38,454)
Other comprehensive income	—	—	—	—	—	—	7,907	7,907
Balance as of March 31, 2025	309,991	$309	36,538	$37	$2,562,972	$(1,141,094)	$3,654	$1,425,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities
Net loss	$(22,927)	$(38,454)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	57,814	42,207
Non-cash operating lease costs	20,266	14,657
Amortization of deferred contract acquisition costs	30,980	23,132
Stock-based compensation expense	114,241	95,535
Amortization of debt issuance costs	2,426	990
Net accretion of discounts and amortization of premiums on available-for-sale securities	(7,360)	(6,372)
Deferred income taxes	(800)	(156)
Provision for bad debt	1,501	3,274
Other	(4,483)	507
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations:
Accounts receivable, net	1,401	27,160
Contract assets	(631)	580
Deferred contract acquisition costs	(36,962)	(25,458)
Prepaid expenses and other current assets	(34,518)	(27,289)
Other noncurrent assets	6,393	5,118
Accounts payable	(17,298)	(842)
Accrued expenses and other current liabilities	9,506	12,219
Accrued compensation	(7,610)	(4,397)
Operating lease liabilities	(23,004)	(12,678)
Deferred revenue	69,676	35,789
Other noncurrent liabilities	(281)	262
Net cash provided by operating activities	158,330	145,784
Cash Flows from Investing Activities
Purchases of property and equipment	(65,231)	(85,889)
Capitalized internal-use software	(9,025)	(7,028)
Asset acquisitions and business combinations, net of cash acquired	(9,134)	(4,856)
Purchases of available-for-sale securities	(769,117)	(403,672)
Maturities of available-for-sale securities	693,152	408,769
Other investing activities	549	238
Net cash used in investing activities	(158,806)	(92,438)
Cash Flows from Financing Activities
Proceeds from the exercise of stock options	5,703	11,229
Payment of tax withholding obligation on RSU and PSU settlement	(15,071)	(7,707)
Payment of indemnity holdback	(100)	—
Net cash provided by (used in) financing activities	(9,468)	3,522
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,944)	56,868
Cash, cash equivalents, and restricted cash, beginning of period	954,357	154,214
Cash, cash equivalents, and restricted cash, end of period	$944,413	$211,082
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$28	$2
Cash paid for income taxes, net of refunds	$2,343	$1,030
Cash paid for operating lease liabilities	$21,216	$15,474
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development and cloud computing arrangements	$3,681	$2,529
Accounts payable and accrued expenses related to property and equipment additions	$20,928	$46,032
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$23,911	$22,209
Reclassification of the 2025 Capped Calls from equity to derivative asset	$—	$308,299

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
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and of comprehensive income (loss) for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Note 2. Summary of Significant Accounting Policies
Significant Accounting Policies
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to these policies that have had a material impact on the Company's condensed consolidated financial statements and related notes, except as noted below.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
There have been no recently adopted accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 that may have a material impact on the Company's condensed consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three months ended March 31, 2026 and 2025.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended March 31,
	2026		2025

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$315,830	49%	$234,887	49%
Europe, Middle East, and Africa	175,678	28%	133,853	28%
Asia Pacific	98,648	15%	73,395	15%
Other	49,599	8%	36,952	8%
Total	$639,755	100%	$479,087	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended March 31,
	2026		2025

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$192,960	30%	$112,555	23%
Direct customers	446,795	70%	366,532	77%
Total	$639,755	100%	$479,087	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2026, the Company recognized revenue of $313.8 million, that was included in the corresponding contract liability balance at the beginning of the period presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Beginning balance	$219,499	$172,217
Capitalization of contract acquisition costs	36,962	25,458
Amortization of deferred contract acquisition costs	(30,980)	(23,132)
Ending balance	$225,481	$174,543
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,543.5 million. As of March 31, 2026, the Company expected to recognize 64% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash, cash equivalents and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of March 31, 2026 and December 31, 2025.

(in thousands)					Reported as:
March 31, 2026	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$52,673	$—	$—	$52,673	$40,486	$—	$12,187
Level I:
Money market funds	542,295	—	—	542,295	542,295	—	—
Level II:
Time deposits	175,000	—	—	175,000	175,000	—	—
Corporate bonds	1,304,016	553	(2,567)	1,302,002	—	1,302,002	—
U.S. treasury securities	1,809,822	1,168	(781)	1,810,209	103,021	1,707,188	—
U.S. government agency securities	177,987	4	(710)	177,281	—	177,281	—
Commercial paper	116,605	—	—	116,605	71,424	45,181	—
Subtotal	3,583,430	1,725	(4,058)	3,581,097	349,445	3,231,652	—
Total assets measured at fair value on a recurring basis	$4,178,398	$1,725	$(4,058)	$4,176,065	$932,226	$3,231,652	$12,187

(in thousands)					Reported as:
December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$68,297	$—	$—	$68,297	$57,476	$—	$10,821
Level I:
Money market funds	587,823	—	—	587,823	587,823	—	—
Level II:
Time deposits	100,000	—	—	100,000	100,000	—	—
Corporate bonds	1,271,232	3,304	(54)	1,274,482	—	1,274,482	—
U.S. treasury securities	1,760,179	3,859	(4)	1,764,034	59,768	1,704,266	—
U.S. government agency securities	146,986	22	(78)	146,930	—	146,930	—
Commercial paper	170,506	—	—	170,506	138,469	32,037	—
Subtotal	3,448,903	7,185	(136)	3,455,952	298,237	3,157,715	—
Total assets measured at fair value on a recurring basis	$4,105,023	$7,185	$(136)	$4,112,072	$943,536	$3,157,715	$10,821
As of March 31, 2026, the Company had $12.2 million in total restricted cash related to holdback consideration associated with asset acquisitions and business combinations.
The aggregate fair value of the Company’s money market funds and time deposits approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds and time deposits as of March 31, 2026 and December 31, 2025. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $2,218.5 million and $1,976.5 million as of March 31, 2026 and December 31, 2025, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $1,015.5 million and $1,174.2 million as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, net unrealized loss on investments was $2.3 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2025, net unrealized gain on investments was $7.0 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of March 31, 2026, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA-.
The Company carries the 2026 Notes and 2030 Notes (each as defined below) at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of March 31, 2026, the fair value of the 2026 Notes and 2030 Notes were $1,500.8 million and $2,272.6 million, respectively. The fair value of the Notes, which are classified as Level II financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of March 31, 2026 and December 31, 2025.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of March 31, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was $6.4 million and $7.1 million, respectively. Provision for bad debt for the three months ended March 31, 2026 and 2025 was $1.2 million and $3.3 million, respectively. Write-offs of uncollectible accounts receivable for the three months ended March 31, 2026 and 2025 was $1.9 million and $3.2 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025

	(in thousands)
Property and equipment:
Servers—network infrastructure	$765,954	$726,763
Construction in progress	61,784	58,372
Capitalized internal-use software	121,652	109,730
Office and computer equipment	36,832	34,414
Office furniture	8,104	7,816
Software	10,204	9,309
Leasehold improvements	51,969	50,906
Asset retirement obligation	827	826
Gross property and equipment	1,057,326	998,136
Less accumulated depreciation and amortization	(426,244)	(379,445)
Total property and equipment, net	$631,082	$618,691
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2026 and 2025 was $49.2 million and $37.1 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $8.1 million and $7.4 million for the three months ended March 31, 2026 and 2025, respectively. $65.2 million purchases of property and equipment for the three months ended March 31, 2026 included advance payments of $10.0 million, which were classified as other noncurrent assets on the condensed consolidated balance sheet as of March 31, 2026.
Goodwill
As of March 31, 2026 and December 31, 2025, the Company's goodwill was $233.5 million and $226.6 million, respectively. No goodwill impairments were recorded during the three months ended March 31, 2026 and 2025.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$50,542	$26,535	$24,007
Customer relationships	17,380	7,063	10,317
Other	4,462	476	3,986
Total acquired intangible assets, net	$72,384	$34,074	$38,310

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$46,820	$20,686	$26,134
Customer relationships	17,380	5,813	11,567
Other	4,462	364	4,098
Total acquired intangible assets, net	$68,662	$26,863	$41,799
Amortization of acquired intangible assets was $7.2 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2026 (remaining nine months)	$17,361
2027	14,476
2028	1,901
2029	1,896
2030	809
Thereafter	1,867
Total	$38,310
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 8.5 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 9.6 years. All of the Company's leases are classified as operating leases.
The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,

	2026	2025
	(in thousands)
Operating lease cost	$20,266	$14,657
Total lease cost	$20,266	$14,657

Variable lease cost, short-term lease cost, and sublease income for the three months ended March 31, 2026 and March 31, 2025 were not material.
As of March 31, 2026, the Company had $55.0 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between April 2026 and December 2027 and have an average lease term of 4.2 years.
As of March 31, 2026, the weighted-average remaining term of the Company’s operating leases was 4.6 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.7%.
Maturities of the operating lease liabilities as of March 31, 2026 are as follows:

March 31, 2026
(in thousands)
2026 (remaining nine months)	$64,830
2027	72,593
2028	48,694
2029	35,727
2030	25,652
Thereafter	37,452
Total lease payments	$284,948
Less: Imputed interest	$(28,239)
Total operating lease liabilities	$256,709
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
The 2030 Notes are convertible at an initial conversion rate of 4.0376 shares of the Company's Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $247.67 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the 2030 Indenture. The 2030 Notes may be converted at any time on or after March 15, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date of June 15, 2030.
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
None of the circumstances described in the paragraphs above were met during the quarter ended March 31, 2026.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2030 Notes.
2030 Capped Call Transactions
In connection with the offering of the 2030 Notes, the Company entered into privately-negotiated capped call option transactions (the 2030 Capped Calls) with certain financial institution counterparties. The 2030 Capped Calls each have an initial strike price of approximately $247.67 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls each have an initial cap price of approximately $469.73 per share, subject to certain adjustments. As of March 31, 2026, the terms of the 2030 Capped Calls have not been adjusted.
The 2030 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2030 Capped Calls of $283.4 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2026 Capped Calls.
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
The 2026 Notes are convertible at an initial conversion rate of 5.2263 shares of the Company's Class A common stock per $1,000 principal amount of the 2026 Notes, which is equivalent to an initial conversion price of approximately $191.34 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the 2026 Indenture. The 2026 Notes may be converted at any time on or after May 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date of August 15, 2026.
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
None of the circumstances described in the paragraphs above were met during the quarter ended March 31, 2026.
Based on the closing price of the Company's Class A common stock of $206.34 on March 31, 2026, the if-converted value of the 2026 Notes exceeded its principal amount by approximately $101.4 million. As of March 31, 2026, the Company classified the net carrying value of the 2026 Notes of $1,292.3 million as current portion of convertible senior notes, net.

Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of March 31, 2026, the terms of the 2026 Capped Calls have not been adjusted.
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
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2026 Capped Calls.
2025 Capped Call Transactions
In May 2020, the Company entered into privately-negotiated capped call option transactions (the 2025 Capped Calls) with certain financial institution counterparties. The 2025 Capped Calls each had an initial strike price of approximately $37.43 per share of the Company's Class A common stock, subject to certain adjustments, which corresponded to the initial conversion price of the 0.75% Convertible Senior Notes due 2025. The 2025 Capped Calls each had an initial cap price of $57.58 per share, subject to certain adjustments. The 2025 Capped Calls expired between March and May 2025 and were settled in accordance with their terms in May 2025.
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
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2025 Capped Calls.
The net carrying amounts of the Notes were as follows:

	March 31, 2026		December 31, 2025
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Principal	$2,000,000	$1,293,750	$2,000,000	$1,293,750
Unamortized debt issuance costs	(24,444)	(1,479)	(25,880)	(2,469)
Carrying amount, net	$1,975,556	$1,292,271	$1,974,120	$1,291,281
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2026		2025
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Amortization of debt issuance costs	$1,436	$990	$—	$990
Total	$1,436	$990	$—	$990

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
As of March 31, 2026, the Company was in compliance with all covenants under the credit agreement.
As of March 31, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of March 31, 2026.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of March 31, 2026, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Although the Company takes precautions to prevent its network and associated products from being accessed or used in violation of such laws, the Company may have inadvertently allowed its network and associated products to be accessed or used by some customers in apparent violation of U.S. economic sanctions laws, including by users in embargoed or sanctioned countries, and the Company may have exported or allowed the download of certain software prior to making required filings with the U.S. Department of Commerce’s Bureau of Industry and Security (BIS). As a result, the Company submitted to OFAC and to the Bureau of Industry and Security a voluntary self-disclosure concerning potential violations to OFAC and BIS. On April 9, 2026, we received a No Action Letter from OFAC, stating that OFAC was closing its review without penalties or further action. No loss has been recognized in the condensed consolidated financial statements for this loss contingency as a loss has not been incurred.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of March 31, 2026 and December 31, 2025, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	March 31, 2026	December 31, 2025

	(in thousands)
2026 Notes	10,311	10,311
2030 Notes	11,709	11,709
Stock options issued and outstanding	5,194	5,661
Remaining shares available for issuance under the 2019 Plan	101,138	84,220
Outstanding and unsettled RSUs and PSUs	9,986	10,331
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	23,593	20,074
Total shares of common stock reserved	161,931	142,306
Note 10. Stock-based Compensation
Equity Incentive Plans
The 2019 Equity Incentive Plan (2019 Plan) provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, PSUs, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants.
Stock Options
The Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable to purchase shares of the Company's Class A common stock if the Company achieves certain stock price milestones and the employee continues to provide services to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan. As of March 31, 2026, there were approximately 2.3 million outstanding Performance Options.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The Company recorded a reversal of stock-based compensation expense of $9.4 million during the three months ended March 31, 2026 due to forfeitures of the Performance Options upon a key employee departure. The total stock-based compensation expense associated with the Performance Options were not material during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was $76.2 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 3.0 years.

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
The total stock-based compensation expense for RSUs and PSUs for the three months ended March 31, 2026 and 2025 was $115.9 million and $92.7 million, respectively. As of March 31, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs was $1,047.8 million that is expected to be recognized over a weighted-average period of 2.9 years. The stock-based compensation expense associated with PSUs, with market or financial performance conditions, were not material during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the total unrecognized stock-based compensation related to PSUs with market conditions was $20.5 million and is expected to be recognized over a weighted-average period of 2.1 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. No shares of Class A common stock were purchased under the ESPP during the three months ended March 31, 2026. As of March 31, 2026, the total unrecognized stock-based compensation expense related to the ESPP was not material and will be recognized through the year ended December 31, 2026.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of revenue	$3,659	$2,588
Sales and marketing	39,331	27,918
Research and development	43,044	32,693
General and administrative	28,207	32,336
Total stock-based compensation expense	$114,241	$95,535

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(20,693)	$(2,234)	$(34,365)	$(4,089)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	318,265	34,360	308,964	36,759
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.07)	$(0.11)	$(0.11)
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

	March 31,
	2026	2025

	(in thousands)
2026 Notes	6,762	6,762
2030 Notes	8,075	—
Unexercised stock options	5,194	7,849
Outstanding RSUs and PSUs	9,986	11,209
Shares issuable pursuant to the ESPP	85	170
Total	30,102	25,990
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
The Company recorded an income tax expense of $1.5 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes.
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

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue	$639,755	$479,087
Less:
Adjusted cost of revenue(1)	(174,053)	(109,817)
Adjusted sales and marketing expense(1)	(227,526)	(183,418)
Adjusted research and development expense(1)	(101,471)	(76,820)
Adjusted general and administrative expense(1)	(63,608)	(53,031)
Other segment items(2)	(96,024)	(94,455)
Net loss	$(22,927)	$(38,454)
(1) Cost of revenue, sales and marketing expense, research and development expense, and general and administrative expense in the condensed consolidated statements of operations are adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, and acquisition-related and other expenses during the three months ended months ended March 31, 2026 and 2025.
(2) Other segment items include the adjustments described in the notes above, as well as interest income, interest expense, other income (expense), net and provision for income taxes in the condensed consolidated statements of operations.
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.

The Company’s property and equipment, net, by geographic area were as follows:

	March 31, 2026	December 31, 2025

	(in thousands)
United States	$313,558	$298,256
Rest of the world	317,524	320,435
Total property and equipment, net	$631,082	$618,691
No single country other than the United States accounted for more than 10% of total property and equipment, net as of March 31, 2026 and December 31, 2025.
Note 15. Subsequent Events
On May 7, 2026, the Company announced a plan (the Plan) designed to further accelerate its evolution to an agentic AI-first operating model. As part of the Plan, the Company expects to reduce its current workforce by approximately 20%. The Company currently estimates that it will incur charges of between $140 million and $150 million in connection with the Plan, consisting primarily of cash expenditures for notice period, severance payments, employee benefits and related costs of between $105 million and $110 million and non-cash expenses related to vesting of share-based awards of between $35 million and $40 million. The Company expects that the majority of the restructuring charges will be incurred in the second quarter of fiscal 2026, and that the execution of the Plan will be substantially complete by the end of the third quarter of fiscal 2026. The Company’s estimates are subject to a number of assumptions, and the actual costs incurred may differ materially from those initial estimates.

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
◦International reach. Our global network, with a presence in more than 335 cities and over 125 countries worldwide, has helped to foster our strong international growth. International markets represented 51% and 51% of our revenue in the three months ended March 31, 2026 and 2025, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Operating Model Evolution
On May 7, 2026, we announced a plan (the Plan) designed to further accelerate our evolution to an agentic AI-first operating model. As part of the Plan, we expect to reduce our current workforce by approximately 20%. We currently estimate that we will incur charges of between $140 million and $150 million in connection with the Plan, consisting primarily of cash expenditures for notice period, severance payments, employee benefits and related costs of between $105 million and $110 million and non-cash expenses related to vesting of share-based awards of between $35 million and $40 million. We expect that the majority of the restructuring charges will be incurred in the second quarter of fiscal 2026, and that the execution of the Plan will be substantially complete by the end of the third quarter of fiscal 2026. Our estimates are subject to a number of assumptions, and the actual costs incurred may differ materially from those initial estimates.
For further discussion of the challenges and risks we confront related to the evolution of our operating model, including the Plan, please refer to Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Gross profit	$455,597	$363,511
Gross margin	71%	76%
Loss from operations	$(61,994)	$(53,247)
Non-GAAP income from operations	$73,097	$56,001
Operating margin	(10)%	(11)%
Non-GAAP operating margin	11%	12%
Net cash provided by operating activities	$158,330	$145,784
Net cash used in investing activities	$(158,806)	$(92,438)
Net cash provided by (used in) financing activities	$(9,468)	$3,522
Free cash flow	$84,074	$52,867
Net cash provided by operating activities (as a percentage of revenue)	25%	30%
Free cash flow margin	13%	11%
Paying customers (> $100,000 Annualized Revenue)(1)	4,416	3,527
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.
The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended March 31,
	2026		2025

	(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$315,830	49%	$234,887	49%
Europe, Middle East, and Africa	175,678	28%	133,853	28%
Asia Pacific	98,648	15%	73,395	15%
Other	49,599	8%	36,952	8%
Total	$639,755	100%	$479,087	100%
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
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, lease impairment charges, and legal reserve and settlements. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses, and include third-party transaction costs and compensation expense for key acquired personnel. We exclude lease impairment charges related to real estate leases, which is a non-cash expense, from certain of our non-GAAP financial measures because they are not indicative of our ongoing cost structure and core business performance. We exclude legal reserve and settlements, which can be cash or non-cash expenses, from certain of our non-GAAP financial measures because they are not indicative of our ongoing cost structure and core business performance.

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Loss from operations	$(61,994)	$(53,247)
Add:
Stock-based compensation expense and related employer payroll taxes	127,457	105,895
Amortization of acquired intangible assets	7,211	3,241
Acquisition-related and other expenses	423	112
Non-GAAP income from operations	$73,097	$56,001
Operating margin	(10)%	(11)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	11%	12%
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

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Net cash provided by operating activities	$158,330	$145,784
Less: Purchases of property and equipment	(65,231)	(85,889)
Less: Capitalized internal-use software	(9,025)	(7,028)
Free cash flow	$84,074	$52,867
Net cash used in investing activities	$(158,806)	$(92,438)
Net cash provided by (used in) financing activities	$(9,468)	$3,522
Net cash provided by operating activities (as a percentage of revenue)	25%	30%
Less: Purchases of property and equipment (as a percentage of revenue)	(10)%	(18)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(1)%
Free cash flow margin	13%	11%
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
Prior to 2026, our key business metrics included paying customers, which is defined below. We have ceased including this metric because it has become significantly less important to us over time in evaluating our business, measuring performance, identifying trends, formulating business plans, and making strategic decisions.
Paying Customers (> $100,000 Annualized Revenue)
We believe our ability to grow the number of large customers on our network provides a key indicator of growth of our business and our future business opportunities. While we continue to grow customers across all sizes, over time, our large customers have contributed an increasing share of our revenue. We view the number of our paying customers with Annualized Revenue greater than $100,000 as indicative of our penetration within large enterprise accounts.
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
To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each paying customer in the quarter and multiply that amount by four. For example, if we signed a new paying customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 and WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period. As a result, Annualized Revenue may be higher than actual revenue over the course of the year.
The number of paying customers with Annualized Revenue greater than $100,000 was 4,416 and 3,527 for the three months ended March 31, 2026 and March 31, 2025, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention rate measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention rate for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention rate includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention rate excludes professional services and the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates were 118% and 111% for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
Operating Expenses
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries, benefits and stock-based compensation expense, sales commissions that are recognized as expenses over the period of benefit, marketing programs, certificate authority services costs for free customers, travel-related expenses, bandwidth and co-location costs for free customers, and allocated overhead costs. Sales commissions earned by our sales force and the associated payroll taxes that are direct and incremental to the acquisition of channel partner and direct customer contracts are deferred and amortized over an estimated period of benefit of three years for the initial acquisition of a contract and over the contractual term of the renewals for renewal contracts. We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness, including marketing efforts to continue to drive our pay-as-you-go business model. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
Interest Expense
Interest expense consists primarily of amortization of the debt issuance costs on our 0% Convertible Senior Notes due 2026 (the 2026 Notes) and our 0% Convertible Senior Notes due 2030 (the 2030 Notes, and together with the 2026 Notes, the Notes).
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Revenue	$639,755	$479,087
Cost of revenue	184,158	115,576
Gross profit	455,597	363,511
Operating expenses:
Sales and marketing	271,600	214,011
Research and development	150,972	115,089
General and administrative	95,019	87,658
Total operating expenses	517,591	416,758
Loss from operations	(61,994)	(53,247)
Non-operating income (expense):
Interest income	40,166	21,399
Interest expense	(2,563)	(1,443)
Other income (expense), net	2,990	(3,468)
Total non-operating income, net	40,593	16,488
Loss before income taxes	(21,401)	(36,759)
Provision for income taxes	1,526	1,695
Net loss	$(22,927)	$(38,454)

	Three Months Ended March 31,
	2026	2025

Percentage of Revenue Data:
Revenue	100%	100%
Cost of revenue	29	24
Gross margin	71	76
Operating expenses:
Sales and marketing	42	45
Research and development	24	24
General and administrative	15	18
Total operating expenses	81	87
Loss from operations	(10)	(11)
Non-operating income (expense):
Interest income	6	4
Interest expense	—	—
Other income (expense), net	1	(1)
Total non-operating income, net	7	3
Loss before income taxes	(3)	(8)
Provision for income taxes	1	—
Net loss	(4)%	(8)%
Comparison of Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Revenue	$639,755	$479,087	$160,668	34%
Revenue increased by $160.7 million, or 34%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in revenue was primarily due to the addition of new paying customers, including growth in paying customers with greater than $100,000 in annualized revenue, which increased to 4,416 as of March 31, 2026 from 3,527 as of March 31, 2025, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 118% for the three months ended March 31, 2026.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Cost of revenue	$184,158	$115,576	$68,582	59%
Gross margin	71%	76%
Cost of revenue increased by $68.6 million, or 59%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in the cost of revenue was primarily due to an increase of $30.9 million in third-party technology services costs, an increase of $15.7 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $11.6 million in depreciation expense due to an increase in server acquisitions and deployments, and an increase of $7.1 million in employee-related costs.
Gross margin decreased to 71% from 76%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in gross margin was primarily due to the increases in costs mentioned above.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Sales and marketing	$271,600	$214,011	$57,589	27%
Sales and marketing expenses increased by $57.6 million, or 27%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by $52.0 million in increased employee-related costs due to a 29% increase in headcount in our sales and marketing organization, including an increase of $10.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $7.2 million in expenses for marketing programs, investments in brand awareness advertising, third-party industry events, and digital performance marketing. These increases were partially offset by a $10.3 million decrease in co-location and bandwidth expenses for free customers.
Research and Development

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Research and development	$150,972	$115,089	$35,883	31%
Research and development expenses increased by $35.9 million, or 31%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by $35.7 million in increased employee-related costs due to a 23% increase in headcount in our research and development organization, including an increase of $10.9 million in stock-based compensation expense.

General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
General and administrative	$95,019	$87,658	$7,361	8%
General and administrative expenses did not significantly fluctuate during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Non-Operating Income (Expense)
Interest Income

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Interest income	$40,166	$21,399	$18,767	88%
Interest income increased by $18.8 million, or 88%, respectively, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in interest income was primarily driven by the increase in investment balance.
Interest Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Interest expense	$(2,563)	$(1,443)	$(1,120)	78%
Interest expense did not significantly fluctuate during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Other Income (Expense), net

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Other income (expense), net	$2,990	$(3,468)	$6,458	*
______________
* Not meaningful
Other income (expense), net did not significantly fluctuate during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(dollars in thousands)
Provision for income taxes	$1,526	$1,695	$(169)	(10)%

The net change in income taxes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is $0.2 million. The income tax expense of $1.5 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as cash flow from our operating activities, and we expect to continue to finance our operations using the same sources for the foreseeable future. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes, from which we received net proceeds of $1,274.0 million. In May 2024, we entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits us to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of March 31, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of March 31, 2026. In March 2025, we settled the capped call option transactions (the 2025 Capped Calls) associated with the 0.75% Convertible Senior Notes due 2025 and received $309.6 million in cash. In June 2025, we issued $2,000.0 million aggregate principal amount of the 2030 Notes, from which we received net proceeds of $1,971.0 million. In connection with the offering of the 2030 Notes, we entered into additional privately-negotiated capped call option transactions with certain financial institution counterparties.
As of March 31, 2026, we had cash and cash equivalents of $932.2 million, including $26.6 million held by our foreign subsidiaries. Our cash and cash equivalents consist of cash, highly liquid money market funds, time deposits, U.S. treasury bills, and commercial paper. We also had available-for-sale securities of $3,231.7 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of March 31, 2026, our investment portfolio consisted of investment grade securities with an average credit rating of AA-. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,227.8 million as of March 31, 2026. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of March 31, 2026, our material cash requirements include contractual obligations from the Notes, purchase commitments, and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.

In addition to the contractual obligations described above, as of March 31, 2026, we had $12.2 million recognized as total restricted cash on our condensed consolidated balance sheets mainly related to holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$158,330	$145,784
Net cash used in investing activities	$(158,806)	$(92,438)
Net cash provided by (used in) financing activities	$(9,468)	$3,522
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2026 was $158.3 million, which resulted from a net loss of $22.9 million, adjusted for non-cash charges of $214.6 million and net cash outflow of $33.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $114.2 million for stock-based compensation expense, $57.8 million for depreciation and amortization expense, $31.0 million for amortization of deferred contract acquisition costs, $20.3 million for non-cash operating lease costs, $2.4 million for amortization of debt issuance costs, and $1.5 million for provision of bad debt, which were partially offset by $7.4 million for net accretion of discounts. The net cash outflows from changes in operating assets and liabilities were primarily the result of a $37.0 million increase in deferred contract acquisition costs due to the addition of new customers, a $34.5 million increase in prepaid expenses and other current assets, an increase of $23.0 million in payments related to operating lease liabilities, a $17.3 million decrease in accounts payable, and a $7.6 million decrease in accrued compensation, which were partially offset by a $69.7 million increase in deferred revenue, a $9.5 million increase in accrued expenses and other current liabilities, and a $6.4 million decrease in other noncurrent assets related to operating activities.
Net cash provided by operating activities during the three months ended March 31, 2025 was $145.8 million, which resulted from a net loss of $38.5 million, adjusted for non-cash charges of $173.8 million and net cash inflow of $10.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $95.5 million for stock-based compensation expense, $42.2 million for depreciation and amortization expense, $23.1 million for amortization of deferred contract acquisition costs, $14.7 million for non-cash operating lease costs, $3.3 million for provision of bad debt, and $1.0 million for amortization of convertible note issuance costs, which were partially offset by $6.4 million for net accretion of discounts. The net cash inflows from changes in operating assets and liabilities were primarily the result of a $35.8 million increase in deferred revenue, $27.2 million decrease in accounts receivable, net, related to operating activities, which decreased due to timing of collections from our customers, a $12.2 million increase in accrued expenses and other current liabilities, and a $5.1 million decrease in other noncurrent assets related to operating activities, which were partially offset by a $27.3 million increase in prepaid expenses and other current assets, a $25.5 million increase in deferred contract acquisition costs due to increased headcount of commission eligible employees, $12.7 million in payments related to operating lease liabilities, and a $4.4 million decrease in accrued compensation related to operating activities.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 of $158.8 million resulted primarily from the purchases of available-for-sale securities of $769.1 million, capital expenditures of $65.2 million, cash paid for asset acquisitions and business combinations, net of cash acquired of $9.1 million, and capitalization of internal-use software development costs of $9.0 million, which were partially offset by the maturities of available-for-sale securities of $693.2 million.
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
Financing Activities
Net cash used in financing activities of $9.5 million during the three months ended March 31, 2026 was primarily due to $15.1 million of payments of tax withholding on restricted stock units (RSUs) and performance stock units, which were partially offset by $5.7 million of proceeds from the exercise of vested stock options.
Net cash provided by financing activities of $3.5 million during the three months ended March 31, 2025 was primarily due to $11.2 million of proceeds from the exercise of vested stock options, which were partially offset by $7.7 million of payments of tax withholding on RSUs settlements.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Such estimates include, but are not limited to, allowance for doubtful accounts, deferred contract acquisitions costs, the period of benefit generated from the deferred contract acquisition costs, the capitalization and estimated useful life of internal-use software, valuation of acquired intangible assets, the assessment of recoverability of intangible assets and their estimated useful lives, useful lives of property and equipment, the determination of the incremental borrowing rate used for operating lease liabilities, the valuation and recognition of stock-based compensation awards, the assessment of uncertain tax positions, and the recognition and measurement of current and deferred income tax assets and liabilities. None of these estimates are critical accounting estimates for the preparation of our condensed consolidated financial statements. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due in part to conflicts and geopolitical tension around the world, particularly in Eastern Europe or the Middle East, or any worsening or expansion of such conflicts or tensions, and other geopolitical and macroeconomic conditions, there is ongoing uncertainty and significant disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to these policies for the three months ended March 31, 2026.

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
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at our option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of March 31, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of March 31, 2026.
As of March 31, 2026, we had cash and cash equivalents of $932.2 million and available-for-sale securities of $3,231.7 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in an increase of $26.1 million or decrease of $26.2 million in the market value of our investments in available-for-sale securities as of March 31, 2026.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the three months ended March 31, 2026 and 2025, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our condensed consolidated financial statements.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $22.9 million and $38.5 million for the three months ended March 31, 2026 and 2025, respectively, and as of March 31, 2026, we had an accumulated deficit of $1,227.8 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $639.8 million and $479.1 million for the three months ended March 31, 2026 and 2025, respectively. However, our rate of revenue growth has periodically slowed in past periods and may slow again in future periods. You should not consider our historical growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The ongoing evolution of our business to an agentic AI-first operating model, including our use of artificial intelligence (AI) and other automation tools and resources and our related recently announced workforce reduction, may not achieve the benefits we expect in the time we expect, if at all, and could adversely affect our business, financial condition, and results of operations.

We are in the process of evolving how we operate our business to an agentic AI-first operating model. As part of this evolution in our operating model, in May 2026 we announced a workforce reduction designed to better align our organizational structure to this operating model. We expect to incorporate AI tools and automation to increase productivity and maintain operational efficiency as we continue this evolution in our operating model. However, we may not realize the expected operating efficiencies, cost savings, or other expected benefits of these changes within the expected timeframe, if at all.

Our ability to successfully operate our business after our announced workforce reduction will depend in part on our use of AI and other automation tools and resources and the effectiveness and reliability of these tools and resources. These technologies may be more costly than we currently anticipate, may not perform as expected, may require more time or expense to implement effectively than anticipated, may introduce operational or cybersecurity risks, or may fail to enhance productivity and maintain operational efficiency as expected. Increased use of AI and other automation tools and technologies also could increase the risk of operational disruptions and errors, network interruptions, control failures or other significant events, particularly during transition periods, as internal responsibilities are reassigned and processes are adjusted. Any failure to successfully implement these actions, or any unintended consequences resulting from them, could result in reputational harm, loss of customers, reduction in sales, delays in product development or strategic initiatives, and could materially and adversely affect our business, financial condition and results of operations.

Our recently announced workforce reduction will result in severance and other restructuring charges. We may also incur unexpected additional costs in connection with these announced departures, including as a result of potential claims by employees, organizations that represent employees such as works councils, and governmental or regulatory bodies. In addition, the workforce reduction may disrupt our operations, adversely affect employee morale and productivity, and result in increased employee turnover. The departure of employees, including experienced personnel, may result in the loss of institutional knowledge and expertise, and remaining employees may experience increased workloads, which could lead to increased error rates, reduced innovation, and further attrition of key talent. Although we expect to continue to invest in the employees not impacted by the workforce reduction and those we may hire in the future, the workforce reduction could harm our reputation, make the future retention and hiring of employees more difficult, and require payment of increased compensation.

We may also suffer other indirect harms to our business as a result of reputational harm or concerns that our customers and applicable governmental and regulatory bodies have regarding the use of AI. Evolving legal and regulatory requirements and public scrutiny relating to AI technologies could increase our compliance costs or limit our ability to deploy AI and automation tools as intended. In addition, any reassignment of responsibilities, together with potentially increased reliance on automation and AI tools to support certain of our legal, regulatory compliance and risk management functions, may limit our capacity and introduce additional oversight risks. If our AI and automation tools do not perform as anticipated or are not effectively implemented and monitored, our ability to maintain effective governance, compliance, and risk processes could be impaired, which could increase the risk of regulatory inquiries, investigations, litigation, enforcement actions, control deficiencies and penalties.
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
Conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, cause one or more of our suppliers to increase prices as a result of current or potential future tariffs, inflation, or other factors, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
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
•the increasing reduction in traffic to websites as a result of consumers’ increasing reliance on AI chatbots for information in lieu of visiting websites, and the resulting negative impact on website operators’ need for our products to make their websites faster, more secure, and more reliable;
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
Our future financial performance also depends in part on our ability to continue to upgrade paying customers to higher-tier subscriptions, expand the number of products we sell to paying customers and, for certain of our products, expand our paying customers' usage of such products, and, to a lesser extent, convert free customers into paying customers. Conversely, our paying customers may convert to lower-cost or free plans or reduce the number of products they purchase from us or the amount they use our products if they do not see the marginal value in paying for our higher-cost plans or for our specific products, or due to challenging macroeconomic conditions and/or reduced operating budgets, thereby impacting our ability to increase revenue. For example, we periodically have experienced a higher level of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan). Moreover, our free customers have no obligation to transition to paying customers at any point. In order to expand our commercial relationship with our customers, existing paying and free customers must decide that the incremental cost associated with such an upgrade in their subscription plans, the purchase of additional, or the expanded use of their currently used, products is justified by the additional functionality they would gain. For example, some of our paying customers may decide that our Enterprise plan offerings do not provide sufficient incremental value to upgrade from our pay-as-you-go offering or to continue any such previously chosen upgrade. In addition, for certain of our products, such as many of our developer platform products, the costs of the subscription are based on the contracted customers’ amount of usage of the product and there is no obligation to continue to use the product or increase usage. Our customers’ decisions whether to upgrade their subscription, purchase additional, or expand current usage, of our products or to continue any such previously chosen upgrade or purchased products are driven by a number of factors, including customer satisfaction with the security, performance, and reliability of our network and products, customer security and networking issues and requirements, general economic conditions, the potential future applicability of tariffs or retaliatory measures due to tariffs on our products in certain countries, the ongoing development of AI technologies and products that adversely impact the businesses of our customers and, as a result, could potentially diminish their ability to purchase our products (such as the adverse impact of AI on the businesses of our customers that are software companies), and customer reaction to the price for additional products. If our efforts to retain and expand our relationship with our existing paying and free customers are not successful, our financial condition and results of operations may materially suffer.
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
Further, our ability to improve our sales of products to large customers is dependent on us continuing to attract and retain sales personnel with experience in selling to larger enterprises. Also, because security breaches or a network outage with respect to larger, high-profile enterprises are likely to be heavily publicized, there is increased liability and reputational risks associated with serving these customers if we experience, or are perceived to have experienced, a security breach or network outage. We also believe that large customers may be more likely than our smaller customers to terminate or reduce their usage of our products in such circumstances.
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
Our competitors provide both on-premises, appliance-based solutions, and cloud-based services that have functionality similar to our network and products. We expect competition to increase as other established and emerging companies and start-ups enter the markets for products and solutions for security, performance, and reliability, in particular with respect to cloud-based solutions, as customer requirements evolve and as new products, services, and technologies, including those that leverage (AI) and machine learning, are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
Our potential competitors include large companies with substantial infrastructure, such as global telecommunications services provider partners and public cloud providers, as well as other large companies that are developing or may develop substantial infrastructure, including AI providers and companies that sell technology for AI providers, such as providers of servers, processors, and memory products. These companies could choose to enter the markets for products and solutions for security, performance, and reliability, including by acquiring existing companies, developing their own internal solutions, or establishing cooperative relationships with businesses that may allow them to offer more comprehensive solutions or to offer solutions for lower prices or to adapt more quickly than us to new technologies and customer needs. AI providers and their suppliers also could choose to limit their customers’ use of their products to infrastructure provided by the AI provider or our competitors, such as public cloud providers, and limit or prevent use of such AI products on our infrastructure. As our business continues to grow and we increase our market share for various products and services, these larger companies may increase their focus on us as a competitor and the actions they undertake to compete with our business and products. Additionally, if an increasing portion of web content is housed on another company’s network or portions of the Internet are otherwise privatized (whether on the infrastructure of public cloud providers, AI providers, or otherwise), it could reduce the demand for our products and increase competitive pressure on us. These competitive pressures in our markets or our failure to compete effectively may result in price reductions, fewer subscriptions, reduced revenue and gross margin, increased net losses, and loss of market share.
Our current competitors include a number of different types of companies, including:
•on-premises network hardware vendors;
•point solution vendors, which provide cloud-based products and services to address a single use case or challenge, in various categories such as cloud security vendors, content delivery network (CDN) and edge computing vendors, domain name system (DNS) services vendors, email security vendors, cloud SD-WAN vendors, developer solutions vendors, and AI inference vendors; and
•traditional public cloud vendors.
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
A substantial majority of our revenue in the three months ended March 31, 2026 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. Changes in the senior leadership of our sales team could negatively impact our ability to retain current members of our sales team or attract new talent. In addition, as we continue to develop and sell newer types of products and product features, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
We have experienced, and may in the future experience, periods of rapid growth. For example, our headcount grew from 4,400 employees as of March 31, 2025 to 5,483 employees as of March 31, 2026. We also have expanded the locations where we have employees to a number of new locations around the world during the past several years. The number of customers, users, and requests on our network also has increased rapidly in recent years. While we expect to continue to expand our operations, network, and products significantly in the future, both domestically and internationally, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls by, among other things:
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
We regularly upgrade or replace our various software systems and processes. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted. For example, we are in the process of implementing a new enterprise resource planning system (ERP). Our ERP is a critical element of our financial planning, reporting, and compliance programs, and any unforeseen problems with our new ERP or in migrating away from previous systems and processes could harm our ability to manage our business.
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

We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products has been in the past, and may be in the future, disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. For example, in November 2023, we detected that a likely nation-state threat actor had gained unauthorized access to one of our internal systems. While we immediately began investigating the intrusion and believe we cut off the threat actor’s access prior to significant impact on our customer data or systems, we expect we will continue to be subject to similar threats of unauthorized access in the future and we may not be as successful in quickly identifying such intrusions and mitigating the impacts of such intrusions. We also face the possibility of security threats from other sources, such as employee or contractor errors (such as errors in utilizing AI or machine learning in our products or in the operation of our business) or malfeasance. For example, hostile third parties, including nation-states and their agents, in the past have sought direct or indirect employment at Cloudflare, or attempted to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products and in the future other hostile third parties may take similar actions. As our business grows and we employ more employees and engage more contractors in more countries around the world, our ability to supervise the actions of our employees and contractors will decrease and the risk of an employee or contractor error or act of malfeasance will increase. These security threats from third parties are also likely to increase as the numbers, sizes, and types of customers using our network and products increases, particularly our customers that are involved in particularly sensitive industries or activities, such as banking and finance companies and governmental entities or in relation to elections in the United States or elsewhere. Additionally, AI and machine learning may increase cybersecurity risks we face through, for example, being used to increase the prevalence or intensity of cyber attacks or to detect, and take advantage of, potential vulnerabilities in our internal systems, networks, and data.
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

As of March 31, 2026, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 335 cities and over 125 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our network and provide products to our customers. Our reliance on these suppliers exposes us to risks, including reduced control over production costs, increased prices due to tariffs (such as the tariffs the United States and other countries recently implemented or threatened to implement) and constraints on pricing and other terms based on the then-current availability of these components. For example, we generally rely on a limited number of suppliers for the servers that we use in our network and we ordinarily purchase these components on a purchase-order basis, without any long-term contracts guaranteeing supply. We may also be subject to price increases from these suppliers should they be negatively impacted by tariffs or other regulations, such as the tariffs the United States and other countries recently implemented or threatened to implement, or other increases in their production costs. While the network equipment and servers we purchase generally are commodity equipment and we believe an alternative supply source or location for servers on substantially similar terms could be identified quickly, our business could be adversely affected until those efforts are completed.
In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, military conflicts and geopolitical tensions, fuel shortages, labor strikes, or other related conditions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, we expect significant component shortages that may impact our server supply chain during the current year, particularly in memory products such as Dual In-line Memory Modules (DIMMs), as well as enterprise Solid State Drives (SSDs), Central Processing Units (CPUs), and high-capacity Hard Disk Drives (HDDs). These anticipated shortages, driven by factors such as the reallocation of manufacturing capacity to support artificial intelligence infrastructure and increased demand from hyperscale data center operators, and other shortages or similar supply constraints in the future may disrupt and increase the cost of our expected purchases of network equipment and servers.
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

Our security products are designed to reduce the threat to our customers posed by malware and other Internet security threats. Our security products may fail to detect or prevent malware or security breaches or incidents for any number of reasons and the risks of such failures may increase in the future as threat actors use AI to detect, and take advantage of, potential vulnerabilities within our and our customers’ internal systems, networks, and data. Even where our security products perform as intended, the performance of our security products can be negatively impacted by our failure to enhance, expand, or update our network and products; improper classification of websites by our employees, automated systems, and partners which identify and track malicious websites; improper deployment or configuration of our products; the development, maintenance, and functioning of the infrastructure of the Internet as a whole; and many other factors. For example, during August and September of 2023, an unknown threat actor exploited a vulnerability in the standard HTTP/2 protocol critical to the function of the Internet and websites. This threat actor worked to generate a series of the largest-scale DDoS attacks against our network that we have recorded prior to that time. While our systems were able to mitigate the overwhelming majority of incoming attacks, the volume overloaded some components in our network and impacted several customers’ performance, all of which were quickly resolved. During the process of mitigating these attacks, our team developed new technology to stop these types of attacks and further improve our own mitigations for this and other future attacks. Although the impact of the attacks did not have a material impact on our reputation or results of operations or financial condition, other future attacks like these may materially and adversely impact our reputation, results of operations or financial condition if we cannot effectively stop or mitigate the attacks and otherwise suffer performance issues or downtime that exceeds the service level commitments under our agreements and terms of service with our paying customers.
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
Through our network, we provide a wide variety of products that enable our customers and our customers’ users to exchange information, conduct business, and engage in various online activities both domestically and internationally. Our customers and our customers’ users may use our network and products in violation of applicable law or in violation of our terms of service or the customer’s own policies. The existing laws relating to the liability of providers of online products and services for activities of their users are highly unsettled and in flux both within the United States and internationally. We are currently, and in the future may be, subject to lawsuits and/or liability arising from the conduct of our customers and our customers’ users. Additionally, the conduct of our customers and our customers’ users may subject us to regulatory enforcement actions and/or liability. We are a defendant in lawsuits, both in the United States and abroad, seeking injunctive relief and/or damages against us based on content that is made available through our customers’ websites and other Internet properties. A number of these lawsuits involve copyright infringement claims, and courts in some countries have found that we may be held liable in certain circumstances for damages arising from infringement on a customer’s website or directed us to take action by removing access to content of certain websites and other Internet properties on our network. For example, in October 2025, a court in Japan held us liable for damages in a case alleging infringing content on websites using our services, a decision we have appealed. There can be no assurance that we will not face similar litigation in the future or that we will prevail in any litigation we are facing or may face. An adverse decision in one or more of these lawsuits could materially and adversely affect our business, results of operations, and financial condition.
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
Our business is subject to regulation by various federal, state, local, and non-U.S. governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, such as privacy, data protection, and information security laws and regulations, intellectual property laws, telecommunications laws and regulations, employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, governmental trade sanctions laws, import and export controls, anti-corruption and anti-bribery laws, federal securities laws, and tax laws and regulations. In addition, emerging tools and technologies we may utilize in providing our products and solutions, like AI and machine learning, have, and may in the future, become subject to regulation under new laws or new applications of existing laws. For example, the EU AI Act has gone into effect and several U.S. states have enacted or are considering laws governing the development, use, or deployment of AI. In certain jurisdictions, some or all of these regulatory requirements may be more stringent than in the United States.
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
Laws and regulations regarding the development, use, and deployment of AI technologies in the EU, U.S., and elsewhere are increasing in complexity. For example, the EU AI Act provides for compliance deadlines in 2025 and 2026, and a number of U.S. states have enacted AI governance and safety frameworks. Numerous jurisdictions have proposed legislation to regulate the development, use, and deployment of AI, in whole or in part. As we continue to see efforts to regulate this new technology, we have incurred and will continue to incur costs to address the impact, if any, of these laws and regulations regulating AI on our products and practices.
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
Though we have established internal education policies for our employees regarding compliance with anti-corruption and other applicable laws, we cannot assure you that all of our employees and agents, including our channel partners, have complied with, or in the future will comply with, our policies and applicable law. As we continue to increase our international sales and business and expand our network globally, our risks under these laws may increase. The investigation of possible violations of these laws, including internal investigations and compliance reviews that we may conduct from time to time, could have a material adverse effect on our business. Actual or perceived noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts and other contracts, other enforcement actions, the appointment of a monitor, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Other internal and government investigations, regulatory proceedings, or litigation, including private litigation filed by our stockholders, may also follow as a consequence. Any investigations, actions, or sanctions could materially harm our reputation, business, results of operations, and financial condition. Further, the promulgation of new anti-corruption and anti-bribery laws, rules or regulations or new interpretations of current anti-corruption and anti-bribery laws, rules or regulations could impact the way we do business in other countries, including requiring us to change certain aspects of our business to ensure compliance, which could reduce revenue, increase costs, or subject us to additional liabilities.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 51% and 51% of our revenue from our international customers for the three months ended March 31, 2026 and 2025, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 335 cities and over 125 countries worldwide as of March 31, 2026. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
We believe our offering of an integrated global network that includes facilities in China is important to our existing and potential future customers. Our ability to continue to offer an integrated network presence that includes China currently is dependent on our commercial relationship with JD Cloud. Regulation of Internet infrastructure and traffic by the Chinese government creates challenges to the peering of Chinese and non-Chinese networks. We have a strategic agreement with JD Cloud to provide solutions that accommodate the requirements imposed by Chinese regulations through JD Cloud's development and operation of facilities in China that are included as part of our network. Our current agreement with JD Cloud extends the framework agreement for network services to March 2032 and extends our resale agreement to March 2029. Consistent with the prior agreement, our current agreement with JD Cloud is subject to earlier termination by either party under certain circumstances such as the other party’s material breach and can be terminated by JD Cloud under certain circumstances if necessary Chinese governmental approvals are revoked or become limited or impaired or if public law or regulatory action by the Chinese or U.S. government expressly prohibits or materially restricts the collaboration contemplated by the agreement. The risk of such an early termination event may have increased during the current environment of economic trade negotiations and tensions between the Chinese and U.S. governments.
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
In May 2019, we submitted an initial voluntary self-disclosure to OFAC related to our non-compliance with certain economic and trade sanctions programs, and we filed the full and complete voluntary self-disclosure to OFAC in July 2019. Specifically, we identified that our products were used by, or for the benefit of, certain individuals and entities included in OFAC’s Specially Designated Nationals and Blocked Persons List, including entities identified in OFAC’s counter-terrorism and counter-narcotics trafficking sanctions programs and individuals or entities affiliated with governments currently subject to comprehensive U.S. sanctions or located in regions subject to comprehensive sanctions. On April 9, 2026, we received a No Action Letter from OFAC, stating that OFAC was closing its review without penalties or further action.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of March 31, 2026, we had 383 issued patents and 62 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2026, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 63.8% of the voting power of our capital stock, with our co-founders together holding approximately 49.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

Additionally, our dual-class capital structure in some cases may make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices may not invest in our stock if we are not included. For example, Standard & Poor’s previously excluded companies utilizing dual or multi-class capital structures from its indices, but reversed this policy in 2023, and companies with dual or multi-class capital structures have been eligible for inclusion on its indices since then. We cannot be sure that such policy, or the policies of other indices, will not change further and make us ineligible for inclusion on the S&P Composite 1500, or other indices, in the future, which could depress our valuations compared to those of other similar companies that do not have dual or multi-class capital structures.
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
As of March 31, 2026, $1,293.8 million in aggregate principal amount of the 2026 Notes were outstanding and $2,000.0 million in aggregate principal amount of the 2030 Notes were outstanding. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the Notes, and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, the following officers and directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On February 26, 2026, Matthew Prince, our Chief Executive Officer and Co-Chair of the Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 2,042,976 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 7, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 27, 2026, Michelle Zatlyn, our President and Co-Chair of the Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 1,287,172 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 23, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 25, 2026, Carl Ledbetter, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 815,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

On February 27, 2026, Karim Lakhani, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the purchase from time to time of up to 1,020 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 29, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 26, 2026, Alissa Starzak, our current Chief Legal Officer (who served as our Deputy Chief Legal Officer and Head of Global Policy at the time of adoption), adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 22,033 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 28, 2027, or earlier if all transactions under the trading arrangement are completed.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
10.1*+	Employment Agreement, effective April 1, 2026, by and between Cloudflare, Inc. and Douglas Kramer
10.2*+	Employment Agreement and Equity Award Letter, effective April 1, 2026, by and between Cloudflare, Inc. and Alissa Starzak
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: May 8, 2026	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2026	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)