Form 10-Q
period 2026-06-30
Cloudflare, Inc.
filed 2026-08-06
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 21, 2026, 322,618,775 shares of the registrant's Class A common stock were outstanding and 33,460,940 shares of the registrant's Class B common stock were outstanding.

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
•the ongoing evolution of our business to an agentic AI-first operating model, including our use of artificial intelligence (AI) and other automation tools and resources and our related recent workforce reduction, and the costs and benefits we expect from this evolution, including the workforce reduction, and the time we expect for those costs and benefits to occur;
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
•The ongoing evolution of our business to an agentic AI-first operating model, including our use of artificial intelligence (AI) and other automation tools and resources and our related recent workforce reduction, may not achieve the benefits we expect in the time we expect, if at all, and could adversely affect our business, financial condition, and results of operations.

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

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$1,663,773	$943,536
Available-for-sale securities	2,499,025	3,157,715
Accounts receivable, net	422,945	382,488
Contract assets	27,187	23,531
Restricted cash short-term	12,163	9,364
Prepaid expenses and other current assets	153,282	128,203
Total current assets	4,778,375	4,644,837
Property and equipment, net	703,209	618,691
Goodwill	376,204	226,563
Acquired intangible assets, net	57,369	41,799
Operating lease right-of-use assets	247,675	237,646
Deferred contract acquisition costs, noncurrent	240,523	219,499
Restricted cash	—	1,457
Other noncurrent assets	70,772	45,764
Total assets	$6,474,127	$6,036,256
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$127,032	$84,115
Accrued expenses and other current liabilities	165,788	109,054
Accrued compensation	151,528	111,005
Operating lease liabilities	78,239	70,901
Deferred revenue	812,187	684,207
Current portion of convertible senior notes, net	1,293,260	1,291,281
Total current liabilities	2,628,034	2,350,563
Convertible senior notes, net	1,977,006	1,974,120
Operating lease liabilities, noncurrent	180,845	182,025
Deferred revenue, noncurrent	40,252	41,088
Other noncurrent liabilities	27,970	29,337
Total liabilities	4,854,107	4,577,133

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of June 30, 2026 and December 31, 2025; 322,176 and 317,319 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	322	317
Class B common stock; $0.001 par value; 315,000 shares authorized as of June 30, 2026 and December 31, 2025; 33,755 and 34,568 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	33	34
Additional paid-in capital	3,027,713	2,651,420
Accumulated deficit	(1,397,815)	(1,204,907)
Accumulated other comprehensive income (loss)	(10,233)	12,259
Total stockholders’ equity	1,620,020	1,459,123
Total liabilities and stockholders’ equity	$6,474,127	$6,036,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$696,061	$512,316	$1,335,816	$991,403
Cost of revenue	196,544	128,677	380,702	244,253
Gross profit	499,517	383,639	955,114	747,150
Operating expenses:
Sales and marketing	276,122	219,359	547,722	433,370
Research and development	159,486	134,557	310,458	249,646
General and administrative	118,912	96,987	213,931	184,645
Restructuring and other charges	150,693	—	150,693	—
Total operating expenses	705,213	450,903	1,222,804	867,661
Loss from operations	(205,696)	(67,264)	(267,690)	(120,511)
Non-operating income (expense):
Interest income	39,932	25,406	80,098	46,805
Interest expense	(3,089)	(1,524)	(5,652)	(2,967)
Other income (expense), net	913	(3,907)	3,903	(7,375)
Total non-operating income, net	37,756	19,975	78,349	36,463
Loss before income taxes	(167,940)	(47,289)	(189,341)	(84,048)
Provision for income taxes	2,041	3,157	3,567	4,852
Net loss	$(169,981)	$(50,446)	$(192,908)	$(88,900)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.15)	$(0.55)	$(0.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	354,334	347,489	353,485	346,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(169,981)	$(50,446)	$(192,908)	$(88,900)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	(4,262)	35	(13,644)	945
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	32	14,688	(4,649)	20,710
Reclassification of gain included in net loss	(220)	(1,749)	(4,199)	(774)
Net changes on cash flow hedges	(188)	12,939	(8,848)	19,936
Other comprehensive income (loss), net of tax	(4,450)	12,974	(22,492)	20,881
Comprehensive loss	$(174,431)	$(37,472)	$(215,400)	$(68,019)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2026
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	319,275	$319	34,099	$33	$2,759,973	$(1,227,834)	$(5,783)	$1,526,708
Issuance of common stock in connection with acquisition	351	—	—	—	98,686	—	—	98,686
Issuance of restricted stock in connection with acquisition	372	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	49	—	518	1	4,111	—	—	4,112
Issuance of common stock related to settlement of restricted stock units (RSUs) and performance stock units (PSUs)	1,243	2	—	—	(2)	—	—	—
Tax withholding on RSU and PSU settlement	(72)	—	—	—	(14,402)	—	—	(14,402)
Conversion of Class B to Class A common stock	862	1	(862)	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	96	—	—	—	16,075	—	—	16,075
Stock-based compensation	—	—	—	—	163,272	—	—	163,272
Net loss	—	—	—	—	—	(169,981)	—	(169,981)
Other comprehensive loss	—	—	—	—	—	—	(4,450)	(4,450)
Balance as of June 30, 2026	322,176	$322	33,755	$33	$3,027,713	$(1,397,815)	$(10,233)	$1,620,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2025
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	309,991	$309	36,538	$37	$2,562,972	$(1,141,094)	$3,654	$1,425,878
Issuance of common stock upon exercise of stock options	141	1	398	—	6,712	—	—	6,713
Issuance of common stock related to settlement of RSUs and PSUs	1,250	1	—	—	(1)	—	—	—
Tax withholding on RSU settlement	(68)	—	—	—	(10,510)	—	—	(10,510)
Conversion of Class B to Class A common stock	1,198	1	(1,198)	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	165	—	—	—	13,057	—	—	13,057
Purchase of capped calls related to the 2030 convertible senior notes	—	—	—	—	(283,400)	—	—	(283,400)
Stock-based compensation	—	—	—	—	125,461	—	—	125,461
Net loss	—	—	—	—	—	(50,446)	—	(50,446)
Other comprehensive income	—	—	—	—	—	—	12,974	12,974
Balance as of June 30, 2025	312,677	$312	35,738	$36	$2,414,291	$(1,191,540)	$16,628	$1,239,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2026
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	317,319	$317	34,568	$34	$2,651,420	$(1,204,907)	$12,259	$1,459,123
Issuance of common stock in connection with acquisition	351	—	—	—	98,686	—	—	98,686
Issuance of restricted stock in connection with acquisition	372	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	130	—	841	1	9,814	—	—	9,815
Issuance of common stock related to settlement of RSUs and PSUs	2,403	3	—	—	(3)	—	—	—
Tax withholding on RSU and PSU settlement	(149)	—	—	—	(29,473)	—	—	(29,473)
Conversion of Class B to Class A common stock	1,654	2	(1,654)	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	96	—	—	—	16,075	—	—	16,075
Stock-based compensation	—	—	—	—	281,194	—	—	281,194
Net loss	—	—	—	—	—	(192,908)	—	(192,908)
Other comprehensive loss	—	—	—	—	—	—	(22,492)	(22,492)
Balance as of June 30, 2026	322,176	$322	33,755	$33	$3,027,713	$(1,397,815)	$(10,233)	$1,620,020

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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities
Net loss	$(192,908)	$(88,900)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	123,170	87,688
Non-cash operating lease costs	41,696	29,872
Amortization of deferred contract acquisition costs	63,486	47,296
Stock-based compensation expense	274,113	217,912
Amortization of debt issuance costs	4,865	2,189
Net accretion of discounts and amortization of premiums on available-for-sale securities	(13,233)	(11,987)
Deferred income taxes	(7,013)	(480)
Provision for bad debt	5,157	7,815
Other	(6,814)	3,227
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations:
Accounts receivable, net	(45,614)	1,431
Contract assets	(3,656)	(4,707)
Deferred contract acquisition costs	(84,510)	(58,998)
Prepaid expenses and other current assets	(60,612)	(46,339)
Other noncurrent assets	7,142	4,312
Accounts payable	1,205	(247)
Accrued expenses and other current liabilities	48,699	758
Accrued compensation	40,523	(2,914)
Operating lease liabilities	(45,567)	(24,973)
Deferred revenue	127,144	82,643
Other noncurrent liabilities	(1,379)	(18)
Net cash provided by operating activities	275,894	245,580
Cash Flows from Investing Activities
Purchases of property and equipment	(115,192)	(145,786)
Capitalized internal-use software	(20,244)	(13,647)
Asset acquisitions and business combinations, net of cash acquired	(75,098)	(6,462)
Purchases of available-for-sale securities	(783,933)	(1,530,775)
Maturities of available-for-sale securities	1,442,199	810,825
Other investing activities	1,636	382
Net cash provided by (used in) investing activities	449,368	(885,463)
Cash Flows from Financing Activities
Proceeds from settlement of the 2025 capped calls	—	309,616
Gross proceeds from issuance of 2030 convertible senior notes	—	2,000,000
Purchases of capped calls related to the 2030 convertible senior notes	—	(283,400)
Cash paid for issuance costs on 2030 convertible senior notes	—	(27,873)
Proceeds from the exercise of stock options	9,815	17,942
Proceeds from the issuance of common stock for employee stock purchase plan	16,075	13,057
Payment of tax withholding obligation on RSU and PSU settlement	(29,473)	(18,217)
Payment of indemnity holdback	(100)	—
Net cash provided by (used in) financing activities	(3,683)	2,011,125
Net increase in cash, cash equivalents, and restricted cash	721,579	1,371,242
Cash, cash equivalents, and restricted cash, beginning of period	954,357	154,214
Cash, cash equivalents, and restricted cash, end of period	$1,675,936	$1,525,456
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$32	$9
Cash paid for income taxes, net of refunds	$4,154	$3,503
Cash paid for operating lease liabilities	$43,179	$32,378
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development and cloud computing arrangements	$7,081	$5,952
Accounts payable and accrued expenses related to property and equipment additions	$71,412	$51,090
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$45,897	$46,270
Issuance of common stock related to an acquisition	$98,686	$—

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and six months ended June 30, 2026 and 2025.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$354,447	51%	$251,894	49%	$670,277	50%	$486,781	49%
Europe, Middle East, and Africa	187,039	27%	143,438	28%	362,717	27%	277,291	28%
Asia Pacific	99,444	14%	75,144	15%	198,092	15%	148,539	15%
Other	55,131	8%	41,840	8%	104,730	8%	78,792	8%
Total	$696,061	100%	$512,316	100%	$1,335,816	100%	$991,403	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$217,653	31%	$130,415	25%	$410,613	31%	$242,970	25%
Direct customers	478,408	69%	381,901	75%	925,203	69%	748,433	75%
Total	$696,061	100%	$512,316	100%	$1,335,816	100%	$991,403	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the six months ended June 30, 2026, the Company recognized revenue of $487.8 million, that was included in the corresponding contract liability balance at the beginning of the period presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Beginning balance	$225,481	$174,543	$219,499	$172,217
Capitalization of contract acquisition costs	47,548	33,540	84,510	58,998
Amortization of deferred contract acquisition costs	(32,506)	(24,164)	(63,486)	(47,296)
Ending balance	$240,523	$183,919	$240,523	$183,919
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,732.0 million. As of June 30, 2026, the Company expected to recognize 64% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash, cash equivalents and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of June 30, 2026 and December 31, 2025.

(in thousands)					Reported as:
June 30, 2026	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current)
Cash	$68,677	$—	$—	$68,677	$56,514	$—	$12,163
Level I:
Money market funds	1,057,923	—	—	1,057,923	1,057,923	—	—
Level II:
Corporate bonds	1,149,508	175	(3,785)	1,145,898	—	1,145,898	—
U.S. treasury securities	1,640,490	280	(2,037)	1,638,733	462,366	1,176,367	—
U.S. government agency securities	177,989	—	(1,229)	176,760	—	176,760	—
Commercial paper	86,970	—	—	86,970	86,970	—	—
Subtotal	3,054,957	455	(7,051)	3,048,361	549,336	2,499,025	—
Total assets measured at fair value on a recurring basis	$4,181,557	$455	$(7,051)	$4,174,961	$1,663,773	$2,499,025	$12,163

(in thousands)					Reported as:
December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$68,297	$—	$—	$68,297	$57,476	$—	$10,821
Level I:
Money market funds	587,823	—	—	587,823	587,823	—	—
Level II:
Time deposits	100,000	—	—	100,000	100,000	—	—
Corporate bonds	1,271,232	3,304	(54)	1,274,482	—	1,274,482	—
U.S. treasury securities	1,760,179	3,859	(4)	1,764,034	59,768	1,704,266	—
U.S. government agency securities	146,986	22	(78)	146,930	—	146,930	—
Commercial paper	170,506	—	—	170,506	138,469	32,037	—
Subtotal	3,448,903	7,185	(136)	3,455,952	298,237	3,157,715	—
Total assets measured at fair value on a recurring basis	$4,105,023	$7,185	$(136)	$4,112,072	$943,536	$3,157,715	$10,821
As of June 30, 2026, the Company had $12.2 million in total restricted cash related to holdback consideration associated with asset acquisitions and business combinations.
The aggregate fair value of the Company’s money market funds and time deposits approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds and time deposits as of June 30, 2026 and December 31, 2025. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,729.1 million and $1,976.5 million as of June 30, 2026 and December 31, 2025, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $776.5 million and $1,174.2 million as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, net unrealized loss on investments was $6.6 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2025, net unrealized gain on investments was $7.0 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of June 30, 2026, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA-.
The Company carries the 2026 Notes and 2030 Notes (each as defined below) at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of June 30, 2026, the fair value of the 2026 Notes and 2030 Notes were $1,666.6 million and $2,540.1 million, respectively. The fair value of the Notes, which are classified as Level II financial instruments, were determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of June 30, 2026 and December 31, 2025.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of June 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was $7.9 million and $7.1 million, respectively. Provision for bad debt for the three months ended June 30, 2026 and 2025 was $3.4 million and $4.5 million, respectively, and for the six months ended June 30, 2026 and 2025 was $4.6 million and $7.8 million, respectively. Write-offs of uncollectible accounts receivable for the three months ended June 30, 2026 and 2025 was $1.9 million and $5.5 million, respectively, and for the six months ended June 30, 2026 and 2025 was $3.8 million and $8.7 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025

	(in thousands)
Property and equipment:
Servers—network infrastructure	$821,711	$726,763
Construction in progress	102,720	58,372
Capitalized internal-use software	135,694	109,730
Office and computer equipment	42,071	34,414
Office furniture	8,664	7,816
Software	13,716	9,309
Leasehold improvements	52,719	50,906
Asset retirement obligation	826	826
Gross property and equipment	1,178,121	998,136
Less accumulated depreciation and amortization	(474,912)	(379,445)
Total property and equipment, net	$703,209	$618,691
Depreciation and amortization expense on property and equipment for the three months ended June 30, 2026 and 2025 was $51.5 million and $40.1 million, respectively, and for the six months ended June 30, 2026 and 2025 was $100.7 million and $77.2 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $8.7 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively, and $16.8 million and $15.2 million for the six months ended June 30, 2026 and 2025, respectively.
Goodwill
As of June 30, 2026 and December 31, 2025, the Company's goodwill was $376.2 million and $226.6 million, respectively. During the three months ended June 30, 2026, the Company recorded $143.0 million of goodwill in connection with the acquisition of VoidZero. For further details on this acquisition, refer to Note 13 to these condensed consolidated financial statements. No goodwill impairments were recorded during the six months ended June 30, 2026 and 2025.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$50,542	$31,510	$19,032
Customer relationships	43,880	9,417	34,463
Other	4,462	588	3,874
Total acquired intangible assets, net	$98,884	$41,515	$57,369

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$46,820	$20,686	$26,134
Customer relationships	17,380	5,813	11,567
Other	4,462	364	4,098
Total acquired intangible assets, net	$68,662	$26,863	$41,799
During the three months ended June 30, 2026, the Company recorded $26.5 million of customer relationships in connection with the acquisition of VoidZero. Refer to Note 13 to these condensed consolidated financial statements for further details on this acquisition.
Amortization of acquired intangible assets was $7.4 million and $3.7 million for the three months ended June 30, 2026 and 2025, respectively, and $14.7 million and $7.0 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2026 (remaining six months)	$17,649
2027	27,726
2028	7,422
2029	1,896
2030	809
Thereafter	1,867
Total	$57,369
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

The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost	$21,430	$15,215	$41,696	$29,872
Total lease cost	$21,430	$15,215	$41,696	$29,872
Variable lease cost, short-term lease cost, and sublease income for the three and six months ended June 30, 2026 and June 30, 2025 were not material.
As of June 30, 2026, the Company had $47.0 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between July 2026 and December 2027 and have an average lease term of 4.3 years.
As of June 30, 2026, the weighted-average remaining term of the Company’s operating leases was 4.5 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.7%.
Maturities of the operating lease liabilities as of June 30, 2026 are as follows:

June 30, 2026
(in thousands)
2026 (remaining six months)	$47,243
2027	77,285
2028	53,536
2029	40,205
2030	29,062
Thereafter	40,024
Total lease payments	$287,355
Less: Imputed interest	$(28,271)
Total operating lease liabilities	$259,084
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
None of the circumstances described in the paragraphs above were met during the quarter ended June 30, 2026.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2030 Notes.
2030 Capped Call Transactions
In connection with the offering of the 2030 Notes, the Company entered into privately-negotiated capped call option transactions (the 2030 Capped Calls) with certain financial institution counterparties. The 2030 Capped Calls each have an initial strike price of approximately $247.67 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls each have an initial cap price of approximately $469.73 per share, subject to certain adjustments. As of June 30, 2026, the terms of the 2030 Capped Calls have not been adjusted.
The 2030 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2030 Capped Calls of $283.4 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2030 Capped Calls.
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

On May 15, 2026, the Company provided irrevocable notice to the holders of the 2026 Notes of its election to settle all conversion obligations with respect to any 2026 Notes that are converted on or after May 15, 2026 by means of Combination Settlement as defined in the 2026 Indenture. Under the Combination Settlement, the Company elected to pay the aggregate principal amount of the 2026 Notes converted in cash and issue shares of the Company's Class A common stock for the remainder of the conversion value in excess of such principal amount in respect of the August 15, 2026 maturity date. If any such excess would result in the issuance of fractional shares, the Company will pay cash in lieu of such fractional shares.
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
None of the circumstances described in the paragraphs above were met during the quarter ended June 30, 2026.
Based on the closing price of the Company's Class A common stock of $245.28 on June 30, 2026, the if-converted value of the 2026 Notes exceeded its principal amount by approximately $364.7 million. As of June 30, 2026, the Company classified the net carrying value of the 2026 Notes of $1,293.3 million as current portion of convertible senior notes, net.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each have an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each have an initial cap price of approximately $250.94 per share, subject to certain adjustments. As of June 30, 2026, the terms of the 2026 Capped Calls have not been adjusted.
On May 15, 2026, the Company provided irrevocable notice to certain financial institution counterparties of its election that the counterparties are to settle the 2026 Capped Calls by Net Share Settlement, as defined in the 2026 Capped Calls.
The 2026 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2026 Capped Calls of $86.3 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The 2026 Capped Calls began to expire in incremental components in July 2026 and are expected to settle contemporaneously with the August 15, 2026 maturity date of the 2026 Notes.
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
The net carrying amounts of the Notes were as follows:

	June 30, 2026		December 31, 2025
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Principal	$2,000,000	$1,293,750	$2,000,000	$1,293,750
Unamortized debt issuance costs	(22,994)	(490)	(25,880)	(2,469)
Carrying amount, net	$1,977,006	$1,293,260	$1,974,120	$1,291,281
The following tables set forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,
	2026		2025
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Amortization of debt issuance costs	$1,450	$989	$209	$990
Total	$1,450	$989	$209	$990

	Six Months Ended June 30,
	2026		2025
	2030 Notes	2026 Notes	2030 Notes	2026 Notes
	(in thousands)
Amortization of debt issuance costs	$2,886	$1,979	$209	$1,980
Total	$2,886	$1,979	$209	$1,980
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
As of June 30, 2026, the Company was in compliance with all covenants under the credit agreement.
As of June 30, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2026.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of June 30, 2026, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of June 30, 2026 and December 31, 2025, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	June 30, 2026	December 31, 2025

	(in thousands)
2026 Notes	10,311	10,311
2030 Notes	11,709	11,709
Stock options issued and outstanding	4,757	5,661
Remaining shares available for issuance under the 2019 Plan	100,400	84,220
Outstanding and unsettled RSUs and PSUs	9,424	10,331
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	23,496	20,074
Total shares of common stock reserved	160,097	142,306
Note 10. Stock-based Compensation
Equity Incentive Plans
The 2019 Equity Incentive Plan (2019 Plan) provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, PSUs, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants.
Stock Options
The Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable to purchase shares of the Company's Class A common stock if the Company achieves certain stock price milestones and the employee continues to provide services to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan. As of June 30, 2026, there were approximately 2.3 million outstanding Performance Options.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense associated with the Performance Options were not material during the three or six months ended June 30, 2026 and 2025. As of June 30, 2026, there was $83.2 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 2.9 years.

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
The total stock-based compensation expense for RSUs and PSUs for the three months ended June 30, 2026 and 2025 was $143.8 million and $111.0 million, respectively, and for the six months ended June 30, 2026 and 2025 was $259.7 million and $203.7 million, respectively. As of June 30, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs was $1,138.6 million that is expected to be recognized over a weighted-average period of 3.0 years. The stock-based compensation expense associated with PSUs, with market or financial performance conditions, were not material during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the total unrecognized stock-based compensation related to PSUs with market conditions were not material and is expected to be recognized over a weighted-average period of 1.9 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. 96,423 shares of Class A common stock were purchased under the ESPP during the six months ended June 30, 2026. As of June 30, 2026, the total unrecognized stock-based compensation expense related to the ESPP was not material and will be recognized through the year ended December 31, 2026.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$3,922	$3,357	$7,581	$5,945
Sales and marketing	38,886	34,343	78,217	62,261
Research and development	51,427	45,956	94,471	78,649
General and administrative	37,784	38,721	65,991	71,057
Restructuring and other charges(1)	27,853	—	27,853	—
Total stock-based compensation expense	$159,872	$122,377	$274,113	$217,912
(1) Refer to Note 15 for further details on restructuring and other charges.

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(153,719)	$(16,262)	$(45,216)	$(5,230)	$(174,283)	$(18,625)	$(79,567)	$(9,333)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	320,435	33,899	311,466	36,023	319,357	34,128	310,216	36,389
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.48)	$(0.15)	$(0.15)	$(0.55)	$(0.55)	$(0.26)	$(0.26)
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

	June 30,
	2026	2025

	(in thousands)
2026 Notes	6,762	6,762
2030 Notes	8,075	8,075
Unexercised stock options	4,757	7,517
Outstanding RSUs and PSUs	9,796	11,723
Shares issuable pursuant to the ESPP	97	113
Total	29,487	34,190
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
The Company recorded income tax expense of $2.0 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and income tax expense of $3.6 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.
The income tax expense of $2.0 million and $3.6 million for the three and six months ended June 30, 2026, respectively, was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.

The income tax expense of $3.2 million and $4.9 million for the three and six months ended June 30, 2025, respectively, was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes.
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
Note 13. Business Combinations
VoidZero

On June 1, 2026, the Company acquired all of the outstanding shares of VoidZero, Inc., a company that has developed high-performance toolchain technology, for a total purchase consideration of $164.2 million. The total purchase consideration included (i) $98.7 million in shares of the Company's Class A common stock, and (ii) acquisition-date cash payments of $65.5 million, net of $11.3 million of cash acquired. Concurrent with the closing of the acquisition, the Company also made a cash payment to cancel and settle VoidZero's other existing equity-related agreements, which was recorded as day one post-combination expense. Such payment and expense were not material.

In connection with the acquisition, the Company entered into compensation arrangements for stock-based awards with a value totaling $106.4 million. Stock-based compensation expense for such arrangements was not material during the three months ended June 30, 2026. The remaining compensation amount of $98.8 million is being recognized over a future weighted-average period of 3.9 years subject to the recipients’ continued service with the Company.

The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the consolidated statements of operations for the three months ended June 30, 2026.

The fair values of assets acquired and liabilities assumed on the acquisition date are summarized as follows (in thousands):

Goodwill	$143,021
Acquired intangible assets, net	26,500
Total assets acquired	169,521
Other noncurrent liabilities	(5,362)
Total purchase price	$164,159

The acquired assets were recorded at their estimated fair values. The estimated useful life for the acquired customer relationship is two years. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce as well as the anticipated synergies from the integration of VoidZero's technology with the Company's technology.

This acquisition did not have a material impact on the Company’s consolidated financial statements; therefore, historical and pro forma disclosures have not been presented.

Replicate

On December 1, 2025, the Company acquired all of the outstanding shares of Replicate, Inc., a company that has developed an artificial intelligence (AI) platform that enables developers to deploy and run AI models, for a total purchase cash consideration of $57.4 million. The total purchase consideration included (i) acquisition-date cash payments of $44.4 million, net of $3.6 million of cash acquired, (ii) holdbacks of $9.5 million, mainly comprised of an indemnity holdback, and (iii) unpaid liabilities of $3.5 million, which the Company assumed at the acquisition date. The holdbacks are subject to retention periods of 5 to 36 months, with the indemnity holdback being retained for up to 12 months.

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
Kivera
On October 7, 2024, the Company acquired all of the outstanding shares of Kivera Corporation, a company that has developed cloud security, data protection, and compliance technology, for a total purchase consideration of $28.0 million. The total purchase consideration included (i) acquisition-date cash payments of $23.1 million, (ii) a cash holdback of $4.5 million, of which the Company is retaining 50% for up to 12 months and the remaining 50% for up to 24 months and will be payable to the previous owners of Kivera, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition, and (iii) an adjustment holdback of $0.5 million, which the Company is retaining for up to four months and will be payable to the previous owners of Kivera, subject to the final purchase price adjustment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$696,061	$512,316	$1,335,816	$991,403
Less:
Adjusted cost of revenue(1)	(187,183)	(121,655)	(361,236)	(231,472)
Adjusted sales and marketing expense(1)	(232,452)	(182,124)	(459,978)	(365,542)
Adjusted research and development expense(1)	(104,051)	(83,601)	(205,522)	(160,421)
Adjusted general and administrative expense(1)	(76,264)	(52,621)	(139,872)	(105,652)
Other segment items(2)	(266,092)	(122,761)	(362,116)	(217,216)
Net loss	$(169,981)	$(50,446)	$(192,908)	$(88,900)
(1) Cost of revenue, sales and marketing expense, research and development expense, and general and administrative expense in the condensed consolidated statements of operations are adjusted to exclude stock-based compensation and related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, legal reserve and settlements, and lease impairment charges.
(2) Other segment items include the adjustments described in the notes above, as well as restructuring and other charges, interest income, interest expense, other income (expense), net and provision for income taxes in the condensed consolidated statements of operations.
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.

The Company’s property and equipment, net, by geographic area were as follows:

	June 30, 2026	December 31, 2025

	(in thousands)
United States	$375,019	$298,256
Rest of the world	328,190	320,435
Total property and equipment, net	$703,209	$618,691
No single country other than the United States accounted for more than 10% of total property and equipment, net as of June 30, 2026 and December 31, 2025.
Note 15. Restructuring and Other Charges
On May 7, 2026, the Company announced a plan (the Plan) designed to further accelerate its evolution to an agentic AI-first operating model. The Plan reduced approximately 20% of the Company's workforce. The Company estimates total restructuring charges under the Plan to be up to $165 million, consisting of $125 million in cash expenditures for severance and employee benefits, $35 million in stock-based compensation and $5 million in other costs. The Company recognized the majority of the restructuring charges during the three months ended June 30, 2026 and expects to recognize the remaining charges in the three months ended September 30, 2026 as it substantially completes the Plan by September 30, 2026. These charges were included in restructuring and other costs on the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2026. As of June 30, 2026, the liability associated with the Plan was mostly included in accrued compensation on the Company's condensed consolidated balance sheet.
The following table includes activities related to the Plan for the six months ended June 30, 2026.

	Six Months Ended June 30,
	Severance Payments & Employee Benefits	Stock-based Compensation	Other Costs	Total

	(in thousands)
Balance as of December 31, 2025	$—	$—	$—	$—
Charges	121,269	27,853	1,571	150,693
Cash payments	(98,556)	—	(11)	(98,567)
Non-cash items	—	(27,853)	—	(27,853)
Balance as of June 30, 2026	$22,713	$—	$1,560	$24,273

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
◦International reach. Our global network, with a presence in more than 335 cities and over 125 countries worldwide, has helped to foster our strong international growth. International markets represented 49% and 51% of our revenue in the three months ended June 30, 2026 and 2025, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
Impact of Operating Model Evolution
On May 7, 2026, we announced a plan (the Plan) designed to further accelerate our evolution to an agentic AI-first operating model. The Plan reduced approximately 20% of our workforce. We estimate total restructuring charges under the Plan to be up to $165 million, consisting of $125 million in cash expenditures for severance and employee benefits, $35 million in stock-based compensation and $5 million in other costs. We recognized the majority of the restructuring charges during the three months ended June 30, 2026 and expect to recognize the remaining charges in the three months ended September 30, 2026 as we substantially complete the Plan by September 30, 2026. These charges were included in restructuring and other costs on our condensed consolidated statement of operations for the three and six months ended June 30, 2026. As of June 30, 2026, the liability associated with the Plan was mostly included in accrued compensation on our condensed consolidated balance sheet. For further details regarding restructuring and other charges, refer to Note 15 to the condensed consolidated financial statements in Part I, Item 1, and Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.
Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Gross profit	$499,517	$383,639	$955,114	$747,150
Gross margin	72%	75%	72%	75%
Loss from operations	$(205,696)	$(67,264)	$(267,690)	$(120,511)
Non-GAAP income from operations	$96,111	$72,315	$169,208	$128,316
Operating margin	(30)%	(13)%	(20)%	(12)%
Non-GAAP operating margin	14%	14%	13%	13%
Net cash provided by operating activities	$117,564	$99,796	$275,894	$245,580
Net cash provided by (used in) investing activities	$608,174	$(793,025)	$449,368	$(885,463)
Net cash provided by (used in) financing activities	$5,785	$2,007,603	$(3,683)	$2,011,125
Free cash flow	$56,384	$33,280	$140,458	$86,147
Net cash provided by operating activities (as a percentage of revenue)	17%	19%	21%	25%
Free cash flow margin	8%	6%	11%	9%
Paying customers (> $100,000 Annualized Revenue)(1)	4,698	3,712
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$354,447	51%	$251,894	49%	$670,277	50%	$486,781	49%
Europe, Middle East, and Africa	187,039	27%	143,438	28%	362,717	27%	277,291	28%
Asia Pacific	99,444	14%	75,144	15%	198,092	15%	148,539	15%
Other	55,131	8%	41,840	8%	104,730	8%	78,792	8%
Total	$696,061	100%	$512,316	100%	$1,335,816	100%	$991,403	100%
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
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, lease impairment charges, legal reserve and settlements, and restructuring and other charges. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses, and include third-party transaction costs and compensation expense for key acquired personnel. We exclude lease impairment charges related to real estate leases, which is a non-cash expense, from certain of our non-GAAP financial measures because they are not indicative of our ongoing cost structure and core business performance. We exclude legal reserve and settlements, which can be cash or non-cash expenses, from certain of our non-GAAP financial measures because they are not indicative of our ongoing cost structure and core business performance. We exclude restructuring and other charges, which can be cash or non-cash expenses, from certain of our non-GAAP financial measures because they are not indicative of our ongoing cost structure and core business performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Loss from operations	$(205,696)	$(67,264)	$(267,690)	$(120,511)
Add:
Stock-based compensation expense and related employer payroll taxes	140,593	131,993	268,050	237,888
Amortization of acquired intangible assets	7,441	3,746	14,652	6,987
Acquisition-related and other expenses	2,080	—	2,503	112
Lease impairment charges	—	3,840	—	3,840
Legal reserve and settlements	1,000	—	1,000	—
Restructuring and other charges	150,693	—	150,693	—
Non-GAAP income from operations	$96,111	$72,315	$169,208	$128,316
Operating margin	(30)%	(13)%	(20)%	(12)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	14%	14%	13%	13%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Net cash provided by operating activities	$117,564	$99,796	$275,894	$245,580
Less: Purchases of property and equipment	(49,961)	(59,897)	(115,192)	(145,786)
Less: Capitalized internal-use software	(11,219)	(6,619)	(20,244)	(13,647)
Free cash flow	$56,384	$33,280	$140,458	$86,147
Net cash provided by (used in) investing activities	$608,174	$(793,025)	$449,368	$(885,463)
Net cash provided by (used in) financing activities	$5,785	$2,007,603	$(3,683)	$2,011,125
Net cash provided by operating activities (as a percentage of revenue)	17%	19%	21%	25%
Less: Purchases of property and equipment (as a percentage of revenue)	(7)%	(12)%	(9)%	(15)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(1)%	(1)%	(1)%
Free cash flow margin	8%	6%	11%	9%
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
We define a paying customer at the end of the quarter as a person or entity who has generated revenue and has an active contract with us or one of our partners during such quarter, excluding (i) customers that were not acquired through ordinary sales channels, (ii) customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 DNS and 1.1.1.1 with WARP, which agreements and customers together represent an insignificant amount of our revenue. An entity is defined as a company, a government institution, a non-profit organization, or a distinct business unit of a large company. An active contract is defined as a customer relationship for which we have provided services during the quarter.
To measure Annualized Revenue at the end of a quarter, we take the sum of revenue for each paying customer in the quarter and multiply that amount by four. For example, if we signed a new paying customer that generated $1,800 of revenue in a quarter, that customer would account for $7,200 of Annualized Revenue for that year. Our Annualized Revenue calculation excludes (i) agreements that were not entered into through ordinary sales channels, (ii) revenue generated from customers using only our registrar product, and (iii) customers using our consumer applications, such as 1.1.1.1 DNS and 1.1.1.1 with WARP, which agreements and customers together represent an insignificant amount of our revenue. Our Annualized Revenue metric also includes any usage charges by a customer during a period. As a result, Annualized Revenue may be higher than actual revenue over the course of the year.
The number of paying customers with Annualized Revenue greater than $100,000 was 4,698 and 3,712 for the three months ended June 30, 2026 and June 30, 2025, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention rate measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention rate for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention rate includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention rate excludes professional services and the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates were 120% and 114% for the three months ended June 30, 2026 and June 30, 2025, respectively.
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
Restructuring and Other Charges

Restructuring and other charges consist primarily of employee severance and benefit costs, stock-based compensation, and other exit costs. For further details regarding restructuring and other charges, refer to Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Revenue	$696,061	$512,316	$1,335,816	$991,403
Cost of revenue	196,544	128,677	380,702	244,253
Gross profit	499,517	383,639	955,114	747,150
Operating expenses:
Sales and marketing	276,122	219,359	547,722	433,370
Research and development	159,486	134,557	310,458	249,646
General and administrative	118,912	96,987	213,931	184,645
Restructuring and other charges	150,693	—	150,693	—
Total operating expenses	705,213	450,903	1,222,804	867,661
Loss from operations	(205,696)	(67,264)	(267,690)	(120,511)
Non-operating income (expense):
Interest income	39,932	25,406	80,098	46,805
Interest expense	(3,089)	(1,524)	(5,652)	(2,967)
Other income (expense), net	913	(3,907)	3,903	(7,375)
Total non-operating income, net	37,756	19,975	78,349	36,463
Loss before income taxes	(167,940)	(47,289)	(189,341)	(84,048)
Provision for income taxes	2,041	3,157	3,567	4,852
Net loss	$(169,981)	$(50,446)	$(192,908)	$(88,900)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	28	25	28	25
Gross margin	72	75	72	75
Operating expenses:
Sales and marketing	40	43	41	44
Research and development	23	26	23	25
General and administrative	17	19	16	18
Restructuring and other charges	22	—	12	—
Total operating expenses	102	88	92	87
Loss from operations	(30)	(13)	(20)	(12)
Non-operating income (expense):
Interest income	6	5	6	5
Interest expense	—	—	—	—
Other income (expense), net	—	(1)	—	(1)
Total non-operating income, net	6	4	6	4
Loss before income taxes	(24)	(9)	(14)	(8)
Provision for income taxes	—	1	—	1
Net loss	(24)%	(10)%	(14)%	(9)%
Comparison of Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$696,061	$512,316	$183,745	36%	$1,335,816	$991,403	$344,413	35%
Revenue increased by $183.7 million and $344.4 million, or 36% and 35%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase in revenue was primarily due to the addition of new paying customers, including growth in paying customers with greater than $100,000 in annualized revenue, which increased to 4,698 as of June 30, 2026 from 3,712 as of June 30, 2025, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 120% for the three months ended June 30, 2026.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$196,544	$128,677	$67,867	53%	$380,702	$244,253	$136,449	56%
Gross margin	72%	75%			72%	75%
Cost of revenue increased by $67.9 million, or 53%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in the cost of revenue was primarily due to an increase of $30.1 million in third-party technology services costs, an increase of $20.9 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth and an increase of $10.1 million in depreciation expense due to an increase in server acquisitions and deployments.
Cost of revenue increased by $136.4 million, or 56%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in the cost of revenue was primarily due to an increase of $61.0 million in third-party technology services costs, an increase of $36.5 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $21.7 million in depreciation expense due to an increase in server acquisitions and deployments and an increase of $10.8 million in employee-related costs.
Gross margin decreased to 72% from 75%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The decrease in gross margin was primarily due to the increases in costs mentioned above.
Operating Expenses
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$276,122	$219,359	$56,763	26%	$547,722	$433,370	$114,352	26%
Sales and marketing expenses increased by $56.8 million, or 26%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by $40.6 million in increased employee-related costs due to a 4% increase in headcount in our sales and marketing organization, including an increase of $3.4 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $7.5 million in expenses for marketing programs, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $6.9 million in subscription expenses and an increase of $6.7 million in depreciation expense. These increases were partially offset by a $9.4 million decrease in co-location and bandwidth expenses for free customers.
Sales and marketing expenses increased by $114.4 million, or 26%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by $92.1 million in increased employee-related costs due to a 4% increase in headcount in our sales and marketing organization, including an increase of $14.3 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $14.7 million in expenses for marketing programs, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $13.0 million in depreciation expense and an increase of $10.4 million in subscription expenses. These increases were partially offset by a $19.8 million decrease in co-location and bandwidth expenses for free customers.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Research and development	$159,486	$134,557	$24,929	19%	$310,458	$249,646	$60,812	24%
Research and development expenses increased by $24.9 million, or 19%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by $19.6 million in increased employee-related costs due to a 5% increase in headcount in our research and development organization, including an increase of $5.9 million in stock-based compensation expense, partially offset by increased capitalized internal-use software development costs of $4.5 million.
Research and development expenses increased by $60.8 million, or 24%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by $55.0 million in increased employee-related costs due to a 5% increase in headcount in our research and development organization, including an increase of $16.9 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $13.7 million of subscription expenses, partially offset by increased capitalized internal-use software development costs of $6.4 million.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
General and administrative	$118,912	$96,987	$21,925	23%	$213,931	$184,645	$29,286	16%
General and administrative expenses increased by $21.9 million, or 23%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $14.5 million in professional fees for third-party accounting, consulting, and legal services and an increase of $4.5 million in amortization expense of capitalized internal-use software. These increases were partially offset by a $3.8 million decrease in lease impairment charges.
General and administrative expenses increased by $29.3 million, or 16%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to an increase of $18.7 million in professional fees for third-party accounting, consulting, and legal services, an increase of $4.4 million in amortization expense of capitalized internal-use software and an increase of $2.4 million in acquisitions-related costs. These increases were partially offset by a $5.9 million decrease in employee-related costs due to a 13% decrease in headcount in our general and administrative organization.
Restructuring and other charges

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Restructuring and other charges	$150,693	$—	$150,693	100%	$150,693	$—	$150,693	100%
Restructuring and other charges increased by $150.7 million, or 100% during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. The increase is due to the Plan.

Refer to Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Interest income	$39,932	$25,406	$14,526	57%	$80,098	$46,805	$33,293	71%
Interest income increased by $14.5 million and $33.3 million, or 57% and 71%, respectively, during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. The increase in interest income was primarily driven by larger investment balance and shorter turnover of investment portfolio during the current fiscal year.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(3,089)	$(1,524)	$(1,565)	103%	$(5,652)	$(2,967)	$(2,685)	90%
Interest expense did not significantly fluctuate during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025.
Other Income (Expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$913	$(3,907)	$4,820	123%	$3,903	$(7,375)	$11,278	153%
Other income (expense), net did not significantly fluctuate during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.
Other income (expense), net increased by $11.3 million, or 153%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily driven by larger unrealized gains due to changes in foreign currency exchange rates relative to the U.S. dollar compared to prior periods.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$2,041	$3,157	$(1,116)	(35)%	$3,567	$4,852	$(1,285)	(26)%

The net change in income taxes for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is $1.1 million. The income tax expense of $2.0 million for the three months ended June 30, 2026 was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes, offset by the partial release of the U.S. valuation allowance in connection with acquisitions. The income tax expense of $3.2 million for the three months ended June 30, 2025 was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes.
The net change in income taxes for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is $1.3 million. The income tax expense of $3.6 million for the six months ended June 30, 2026 was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions. The income tax expense of $4.9 million for the six months ended June 30, 2025 was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as cash flow from our operating activities, and we expect to continue to finance our operations using the same sources for the foreseeable future. In August 2021, we issued $1,293.8 million aggregate principal amount of the 2026 Notes, from which we received net proceeds of $1,274.0 million. In May 2024, we entered into a credit agreement with a syndicated group of lenders, which provides for a senior secured $400.0 million revolving credit facility (the Revolving Credit Facility), with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits us to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of June 30, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2026. In March 2025, we settled the capped call option transactions (the 2025 Capped Calls) associated with the 0.75% Convertible Senior Notes due 2025 and received $309.6 million in cash. In June 2025, we issued $2,000.0 million aggregate principal amount of the 2030 Notes, from which we received net proceeds of $1,971.0 million. In connection with the offering of the 2030 Notes, we entered into additional privately-negotiated capped call option transactions with certain financial institution counterparties (the 2030 Capped Calls). On May 15, 2026, the Company provided irrevocable notice to the holders of the 2026 Notes of its election to settle all conversion obligations with respect to any 2026 Notes that are converted on or after May 15, 2026 by paying the aggregate principal amount of the 2026 Notes converted in cash and issuing shares of the Company's Class A common stock for the remainder of the conversion value in excess of such principal amount in respect of the August 15, 2026 maturity date. If any such excess would result in the issuance of fractional shares, the Company will pay cash in lieu of such fractional shares. Additionally, the Company provided irrevocable notice to certain financial institution counterparties of its election that the counterparties are to settle the 2026 Capped Calls by Net Share Settlement, as defined in the 2026 Capped Calls. Concurrently with its issuance of shares to the holders of the 2026 Notes to settle the amount owed above the principal amount on August 15, 2026, the Company expects to receive shares under the 2026 Capped Calls to offset, in whole or in part, the shares issued.
As of June 30, 2026, we had cash and cash equivalents of $1,663.8 million, including $40.1 million held by our foreign subsidiaries. Our cash and cash equivalents consist of cash, highly liquid money market funds, U.S. treasury bills, and commercial paper. We also had available-for-sale securities of $2,499.0 million consisting of corporate bonds, U.S. treasury securities, and U.S. government agency securities. As of June 30, 2026, our investment portfolio consisted of investment grade securities with an average credit rating of AA-. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,397.8 million as of June 30, 2026. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of June 30, 2026, our material cash requirements include contractual obligations from the Notes, purchase commitments, and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of June 30, 2026, we had $12.2 million recognized as total restricted cash on our condensed consolidated balance sheets related to holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$275,894	$245,580
Net cash provided by (used in) investing activities	$449,368	$(885,463)
Net cash provided by (used in) financing activities	$(3,683)	$2,011,125
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2026 was $275.9 million, which resulted from a net loss of $192.9 million, adjusted for non-cash charges of $485.4 million and net cash outflow of $16.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $274.1 million for stock-based compensation expense, $123.2 million for depreciation and amortization expense, $63.5 million for amortization of deferred contract acquisition costs, $41.7 million for non-cash operating lease costs, and $5.2 million for provision of bad debt, which were partially offset by $13.2 million for net accretion of discounts, and $7.0 million for deferred income taxes. The net cash outflows from changes in operating assets and liabilities were primarily the result of an $84.5 million increase in deferred contract acquisition costs due to the addition of new customers, a $60.6 million increase in prepaid expenses and other current assets, a $45.6 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, an increase of $45.6 million in payments related to operating lease liabilities, and a $3.7 million increase in contract assets, which were partially offset by a $127.1 million increase in deferred revenue, a $48.7 million increase in accrued expenses and other current liabilities, a $40.5 million increase in accrued compensation, and a $7.1 million decrease in other noncurrent assets related to operating activities.
Net cash provided by operating activities during the six months ended June 30, 2025 was $245.6 million, which resulted from a net loss of $88.9 million, adjusted for non-cash charges of $383.5 million and net cash outflow of $49.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $217.9 million for stock-based compensation expense, $87.7 million for depreciation and amortization expense, $47.3 million for amortization of deferred contract acquisition costs, $29.9 million for non-cash operating lease costs, and $7.8 million for provision of bad debt, which were partially offset by $12.0 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $59.0 million increase in deferred contract acquisition costs due to increased headcount of commission eligible employees, a $46.3 million increase in prepaid expenses and other current assets, $25.0 million in payments related to operating lease liabilities, a $4.7 million increase in contract assets, and a $2.9 million decrease in accrued compensation, which were partially offset by a $82.6 million increase in deferred revenue and a $4.3 million decrease in other noncurrent assets related to operating activities.
Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2026 of $449.4 million resulted primarily from the maturities of available-for-sale securities of $1,442.2 million, which were partially offset by the purchases of available-for-sale securities of $783.9 million, capital expenditures of $115.2 million, cash paid for asset acquisitions and business combinations, net of cash acquired of $75.1 million, and capitalization of internal-use software development costs of $20.2 million.
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
Financing Activities
Net cash used in financing activities of $3.7 million during the six months ended June 30, 2026 was primarily due to $29.5 million of payments of tax withholding on restricted stock units (RSUs) and performance stock units, which were partially offset by $16.1 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (the ESPP) and $9.8 million of proceeds from the exercise of vested stock options.
Net cash provided by financing activities of $2,011.1 million during the six months ended June 30, 2025 was primarily due to $2,000.0 million gross proceeds from the issuance of the 2030 Notes, $309.6 million proceeds from the settlement of the 2025 Capped Calls, $17.9 million of proceeds from the exercise of vested stock options, and $13.1 million proceeds from the issuance of Class A common stock pursuant to the ESPP, which were partially offset by $283.4 million from the purchases of the 2030 Capped Calls, $27.9 million cash paid for issuance costs related to the 2030 Notes, and $18.2 million of payments of tax withholding on RSU settlements.
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to these policies for the six months ended June 30, 2026.

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
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at our option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of June 30, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of June 30, 2026.
As of June 30, 2026, we had cash and cash equivalents of $1,663.8 million and available-for-sale securities of $2,499.0 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in an increase of $18.8 million or decrease of $20.8 million in the market value of our investments in available-for-sale securities as of June 30, 2026.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the six months ended June 30, 2026 and 2025, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our condensed consolidated financial statements.
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
Changes in Internal Controls Over Financial Reporting
During the three months ended June 30, 2026, we implemented a new enterprise resource planning system and, consequently, modified the design and operation of certain of our internal controls over activities related to accumulation, recording and reporting of information in our financial statements. We have performed an evaluation of our control environment, operating procedures, data and internal controls and determined that the design of our processes and controls have continued to operate effectively throughout this system implementation. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $170.0 million and $50.4 million for the three months ended June 30, 2026 and 2025, respectively, and $192.9 million and $88.9 million for the six months ended June 30, 2026 and 2025, respectively, and as of June 30, 2026, we had an accumulated deficit of $1,397.8 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $696.1 million and $512.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1,335.8 million and $991.4 million for the six months ended June 30, 2026 and 2025, respectively. However, our rate of revenue growth has periodically slowed in past periods and may slow again in future periods. You should not consider our historical growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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
The ongoing evolution of our business to an agentic AI-first operating model, including our use of artificial intelligence (AI) and other automation tools and resources and our related recent workforce reduction, may not achieve the benefits we expect in the time we expect, if at all, and could adversely affect our business, financial condition, and results of operations.

We are in the process of evolving how we operate our business to an agentic AI-first operating model. As part of this evolution in our operating model, in May 2026 we announced a workforce reduction designed to better align our organizational structure to this operating model and that workforce reduction has been substantially completed. We are also in the process of incorporating AI tools and automation to increase productivity and maintain operational efficiency as we continue this evolution in our operating model. However, we may not realize the expected operating efficiencies, cost savings, or other expected benefits of these changes within the expected timeframe, if at all.

Our ability to successfully operate our business after our recent workforce reduction will depend in part on our use of AI and other automation tools and resources and the effectiveness and reliability of these tools and resources. These technologies may be more costly than we currently anticipate, may not perform as expected, may require more time or expense to implement effectively than anticipated, may introduce operational or cybersecurity risks, or may fail to enhance productivity and maintain operational efficiency as expected. Increased use of AI and other automation tools and technologies also could increase the risk of operational disruptions and errors, network interruptions, control failures or other significant events, particularly during transition periods, as internal responsibilities are reassigned and processes are adjusted. Any failure to successfully implement these actions, or any unintended consequences resulting from them, could result in reputational harm, loss of customers, reduction in sales, delays in product development or strategic initiatives, and could materially and adversely affect our business, financial condition and results of operations.

Our recent workforce reduction has resulted in severance and other restructuring charges. We may also incur unexpected additional costs in connection with these departures, including as a result of potential claims by employees, organizations that represent employees such as works councils, and governmental or regulatory bodies. In addition, the workforce reduction may disrupt our operations, adversely affect employee morale and productivity, and result in increased employee turnover. The departure of employees, including experienced personnel, may result in the loss of institutional knowledge and expertise, and remaining employees may experience increased workloads, which could lead to increased error rates, reduced innovation, and further attrition of key talent. Although we expect to continue to invest in the employees not impacted by the workforce reduction and those we may hire in the future, the workforce reduction could harm our reputation, make the future retention and hiring of employees more difficult, and require payment of increased compensation.

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
•our failure to adapt our products to address the security and operational risks from AI, or to incorporate AI-driven improvements demanded by potential customers;
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
•the adoption of new, or amendment of existing, laws, rules, or regulations that negatively impact the utility of, or increase the risk of using, cloud-based solutions generally or our network and products specifically, including changes in new or modified laws and regulations relating to privacy, data protection, sovereignty, and information security;
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
The markets for our network and products are intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent introductions of new, and improvements of, existing products. Our broad portfolio of products exposes us to competition from a large number of competitors in a number of different markets, including companies and their product and services offerings in, among others, virtual private networks, internal and external firewalls, web security (including web application firewalls and content filtering), distributed denial-of-service (DDoS) prevention, intrusion detection and prevention, application delivery controls, content delivery networks, domain name systems, email security vendors, advanced threat prevention, wide area network (WAN) technology, and developer platforms.
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
A substantial majority of our revenue in the six months ended June 30, 2026 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. Changes in the senior leadership of our sales team (including the previously announced departure of our current President of Revenue at the end of 2026) could negatively impact our ability to retain current members of our sales team or attract new talent. In addition, as we continue to develop and sell newer types of products and product features, we will need our sales personnel to be proficient in selling both these newer products and features and our overall broader suite of products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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

From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, we have hired or promoted several new members of our senior management team in recent years, such as our Chief Strategy Officer, our Chief People Officer, our Chief Marketing Officer, our Chief Legal Officer, and our Chief Engineering Officer. In addition, our President of Product and Engineering departed during 2025 to become chief executive officer of another public company, our prior Chief Legal Officer resigned from that position during the first quarter of 2026, and our President of Revenue announced that he is departing at the end of 2026. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in, and in some cases have resulted in, a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and disruptions in our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
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
We regularly upgrade or replace our various software systems and processes. If the implementations of these new applications are delayed, or if we encounter unforeseen problems with our new systems and processes or in migrating away from our existing systems and processes, our operations and our ability to manage our business could be negatively impacted. For example, we recently implemented a new enterprise resource planning system (ERP). Our ERP is a critical element of our financial planning, reporting, and compliance programs, and any unforeseen problems with our new ERP or in migrating away from previous systems and processes could harm our ability to manage our business.
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
In addition, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we identify companies that we would like to buy, we may also face antitrust, competition, and other regulatory scrutiny that may limit our ability to complete such acquisitions. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or integrate and retain the people, technologies, business partners, or customers associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process in connection with an acquisition will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. We also frequently provide significant incentives for key employees of acquired companies to remain as our employees after the completion of the acquisition in order to facilitate integration and allow us to achieve the benefits we expect from the acquisition, but these incentives have not always been successful in retaining those new key employees. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.
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

As of June 30, 2026, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 335 cities and over 125 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
In addition, the technology equipment industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays, including as a result of natural disasters, increased demand in the industry, military conflicts and geopolitical tensions, fuel shortages, labor strikes, or other related conditions, or our suppliers lacking sufficient rights to supply the components in all jurisdictions in which we have co-location facilities that support our global network. For example, we expect significant component shortages that may impact our server supply chain during the current year, particularly in memory products such as Dual In-line Memory Modules (DIMMs), as well as enterprise Solid State Drives (SSDs), Central Processing Units (CPUs), and high-capacity Hard Disk Drives (HDDs). These anticipated shortages, driven by factors such as the reallocation of manufacturing capacity to support artificial intelligence infrastructure and increased demand from hyperscale data center operators, and other shortages or similar supply constraints in the future may disrupt and increase the cost of our expected purchases of network equipment and servers. Furthermore, if the costs of these critical components continue to escalate rapidly, such cost increases may outpace our ability to adjust our pricing, renegotiate existing agreements, or sign new customer contracts at rates that fully absorb these higher capital expenditures. If we are unable to pass these increased infrastructure costs on to our customers in a timely manner, we could experience compressed gross margins, which would materially and adversely impact our profitability, cash flows, and overall financial condition.
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
Laws and regulations regarding the development, use, and deployment of AI technologies in the EU, U.S., and elsewhere are increasing in complexity. For example, the EU AI Act provides for compliance deadlines in 2025 and 2026, and a number of U.S. states have enacted AI governance and safety frameworks or laws or regulations imposing transparency or other obligations in connection with the development, use, or deployment of AI. Further, numerous jurisdictions have proposed legislation to regulate the development, use, and deployment of AI. As we continue to see efforts to regulate this new technology, we have incurred and will continue to incur costs to address the impact, if any, of these laws and regulations regulating AI on our products and practices.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 49% and 51% of our revenue from our non-U.S. customers for the three months ended June 30, 2026 and 2025, respectively, and 50% and 51% of our revenue from our non-U.S. customers for the six months ended June 30, 2026 and 2025, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 335 cities and over 125 countries worldwide as of June 30, 2026. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Some of our security products involve making origin IP addresses and other operational assets of our customers more difficult for cyber attackers to target. The evolving design of our network and products may create challenges for various organizations, including governments, that seek to block certain content based on IP address “block lists” or other mechanisms. This problem is exacerbated by the fact that a single Cloudflare IP address may be used for a large number of Internet properties, and the Cloudflare IP address used for any one Internet property may change over time. This means that efforts by ISPs to block a single domain name may end up blocking a number of other domains or content. We have seen certain organizations react by deciding to block content that is using a Cloudflare IP address in an overly broad manner. It is also possible that organizations could react by choosing to block completely websites and other Internet properties that are using our network and/or transmitted using known Cloudflare IP addresses. Some of these blocking efforts may be out of our control once they have been put in place and may limit our ability to provide our products on a fully global basis, which could reduce demand for our products among current or potential customers that are focused on the impacted regions or could otherwise adversely impact our business, results of operations, and financial condition.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of June 30, 2026, we had 390 issued patents and 75 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2026, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 66.0% of the voting power of our capital stock, with Matthew Prince and Michelle Zatlyn (our co-founders) together holding approximately 49.3% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Risks Related to the Implementation of the Capitalization Changes
If the Capitalization Changes are implemented, it will affect the relative voting power of our outstanding shares of capital stock.
As described in the proxy statement in connection with our annual meeting of stockholders that occurred in June 2026 (the 2026 Annual Meeting), we intend to implement the Capitalization Changes, which are comprised of (a) the adoption of an amendment to our amended and restated certificate of incorporation authorizing a new class of non-voting common stock (our Class C common stock), (b) the designation of a new series of our preferred stock as Series FF preferred stock (our Series FF preferred stock) with the powers, preferences and rights, and the qualifications, limitations, or restrictions set forth in the Certificate of Designations of Series FF preferred stock, (the Certificate of Designations), (c) entry into an Exchange Agreement, pursuant to which substantially all of the shares of Class B common stock held by our co-founders and certain of their related entities would be exchanged for (i) an equivalent number of shares of Series FF preferred stock and (ii) an equivalent number of shares of Class A common stock (collectively, the Preferred Exchange), and (d) upon the effectiveness of the amended and restated certificate of incorporation (x) each share of Class A common stock issued and outstanding or held as treasury stock immediately prior to the effectiveness of the amended and restated certificate of incorporation, automatically and without further action by us or any stockholder, would be reconstituted and become one share of Class A common stock and one share of Class C common stock; and (y) each share of Class B common stock issued and outstanding or held as treasury stock immediately prior to the effectiveness of the amended and restated certificate of incorporation, automatically and without further action by us or any stockholder, would be reconstituted and become one share of Class B common stock and one share of Class C common stock ((x) and (y), collectively, the Class C Split). At the 2026 Annual Meeting, our stockholders approved the elements of the Capitalization Changes that required stockholder approval. Subject to the litigation related to the Capitalization Changes described below, we anticipate implementing the Capitalization Changes as early as September 2026.
If the Capitalization Changes occur, there will be no effect on the proportionate economic interest of any stockholder. However, if the Capitalization Changes occur, (i) our co-founders and their affiliates would experience a de minimis reduction in the number of votes they are able to cast but no change in their relative voting power as a proportion of the voting power of all outstanding shares of our capital stock, (ii) as a result of the automatic conversion of all remaining shares of Class B common stock into shares of Class A common stock, the holders of Class B common stock prior to the Capitalization Changes (other than our co-founders) would experience a reduction in the number of votes they are able to cast and their relative voting power as a proportion of the voting power of all outstanding shares of our capital stock, and (iii) holders of Class A common stock would experience no change in the number of votes they are able to cast but a de minimis increase in their relative voting power as a proportion of the voting power of all outstanding shares of our capital stock. Following the Capitalization Changes, stockholders who sell their shares of Class C common stock will not lose any voting power, but their relative equity interest in us will decrease as a result of such sale. Conversely, stockholders who purchase shares of Class C common stock after the Capitalization Changes will increase their relative equity interest in us but will not gain any additional voting power or have any voting power at all if they do not otherwise own shares of Class A common stock or Series FF preferred stock.
If the Class C Split occurs, it would affect the market price of our outstanding shares of Class A common stock and Class C common stock.
If the Class C Split occurs, we believe that the market price for the shares of our Class A common stock will generally reflect the effect of a two-for-one stock split and, accordingly, the market price of the Class A common stock will decrease by approximately one-half. Assuming that the Class C Split occurs, we expect the market price of shares of Class C common stock to be approximately equal to the market price of shares of Class A common stock, as that market price adjusts as a result of the Class C Split.
The trading prices for shares of Class A common stock and Class C common stock may be affected by the relative voting rights between these two classes of stock. Because the Class A common stock carries voting rights, it is possible that it could trade at a premium compared to the Class C common stock. This is particularly true if investors were to place a premium on owning our shares that have voting rights, as opposed to shares without voting rights.
Furthermore, the trading price of shares of Class A common stock and Class C common stock would continue to depend on many factors, including our future performance, the relative trading liquidity of the Class A common stock and the Class C common stock, general market conditions, and conditions relating to companies in businesses and industries similar to us. Accordingly, we cannot predict the prices at which shares of Class A common stock and Class C common stock would trade following the Class C Split, just as we could not predict the price at which shares of Class A common stock would trade absent the Class C Split.
Following the Capitalization Changes, there will continue not to be any trading market for our Class B common stock and there will not be a trading market for our Series FF preferred stock.
Any issuance of additional shares of Class C common stock by us or dispositions of shares of Class C common stock by significant or other stockholders may serve to further increase market activity in the shares of Class C common stock relative to the shares of Class A common stock.

Following implementation of the Capitalization Changes, in order to minimize dilution of voting power to existing stockholders, we are more likely to issue shares of Class C common stock than shares of Class A common stock in the future to further strategic initiatives (such as the acquisition of complementary businesses and raising funds from equity or equity-linked financing transactions), or issue equity awards to our employees, directors, and other service providers. Following the Class C Split, some of our stockholders may sell their shares of Class C common stock but retain their shares of Class A common stock or Series FF preferred stock in order to monetize a portion of their investment in us while retaining their relative voting power. Any such issuance of additional shares of Class C common stock by us or dispositions of shares of Class C common stock by our stockholders may serve to further increase market activity in the shares of Class C common stock relative to the shares of Class A common stock.
The Class C common stock may not be as attractive as our Class A common stock for financings, acquisition currency, or equity incentives.
Following the Class C Split, we expect to utilize the Class C common stock as currency for equity incentives for our service providers, for equity and equity-linked financing transactions, and, to the extent we engage in M&A transactions involving stock consideration, as the stock component of the consideration in those transactions. It is possible that potential financing sources, counterparties and/or employees and directors will view nonvoting Class C common stock negatively as compared to the voting Class A common stock, particularly if the nonvoting Class C common stock trades at a discount to the voting Class A common stock. In these circumstances, it may be more difficult to use the nonvoting Class C common stock as a source for obtaining financing, as consideration for potential acquisition targets or as incentive compensation to hire or retain employees and directors. In that scenario, we may consider using shares of Class A common stock for those purposes, which will dilute the aggregate voting power of its stockholders (including our co-founders), or, in the case of our employees, provide other incentives to compensate them.
A liquid trading market for our Class C common stock may not develop and/or our Class C common stock may trade at a discount to our Class A common stock.
The Class C Split would result in each current holder of Class A common stock holding half of its existing economic interest in Class A common stock and half of its existing economic interest in Class C common stock. Following the Class C Split, we expect the Class C common stock to trade in a sufficiently liquid market and for the Class C common stock to trade at a minimal or zero discount to the Class A common stock. However, it is possible that this liquid market will not develop and that the Class C common stock could trade at a more meaningful discount to the Class A common stock.
Litigation relating to the Capitalization Changes could adversely impact the Company and its stockholders.
As of August 5, 2026, eight complaints have been filed by purported Cloudflare stockholders, seeking to enjoin the Capitalization Changes and other relief, including attorneys’ fees and costs. Seven of these complaints have been consolidated into one action (the Consolidated Action), which asserts claims against the Company and Board of Directors for breach of fiduciary duty in connection with the Capitalization Changes. The allegations in the Consolidated Action include that the Capitalization Changes are not entirely fair to the Company’s stockholders because they allegedly allow the Co-Founders to maintain control and retain significant liquidity opportunities, without sufficient consideration in return. The eighth complaint asserts a claim against the Company for breach of the Company’s amended and restated certificate of incorporation and alleges that the Company is required, under Article X of our amended and restated certificate of incorporation, to seek the affirmative vote of the holders of two-thirds of the Company’s voting power to approve Proposal 4 that was included in the proxy statement for 2026 Annual Meeting.
The Company and the Board of Directors believe the claims in these complaints are without merit, that the Capitalization Changes comply fully with all applicable laws, and that the description of the votes required to approve Proposal 4 contained in the proxy statement for the 2026 Annual Meeting is correct. Additional lawsuits arising out of the Capitalization Changes may be filed in the future. No assurances can be made as to the outcome of such lawsuits or the complaints described above, or the effect they may have on the Company.

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
As of June 30, 2026, $1,293.8 million in aggregate principal amount of the 2026 Notes were outstanding and $2,000.0 million in aggregate principal amount of the 2030 Notes were outstanding. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the Notes, and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the Notes. The Notes of either series may become convertible at the option of their holders under certain circumstances set forth in the applicable Indenture. For example, in connection with the Capitalization Changes, the 2030 Notes will become convertible between the 25th scheduled trading day prior to the ex-dividend date until the close of business on the business day immediately preceding the ex-dividend date. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. In addition, from time to time, we may enter into certain exchange transactions with respect to the Notes which may also cause dilution to our existing stockholders. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of our previously outstanding 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A common stock for $400.0 million in aggregate principal amount of the 2025 Notes. In addition, during the year ended December 31, 2023, we settled conversions of approximately $35.4 million aggregate principal amount of the 2025 Notes for approximately 0.5 million shares of our Class A common stock. These conversions were exercised by the holders of the 2025 Notes in connection with our issuance of a redemption notice.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities

On June 1, 2026, we acquired VoidZero Inc., a Delaware corporation, pursuant to the terms and conditions of an agreement and plan of merger and reorganization (merger agreement). Under the terms of the merger agreement, we sold 757,339 shares of Class A common stock to previous holders of VoidZero equity interests.

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

Item 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, the following director, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:
On May 28, 2026, Karim Lakhani, a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement. The trading arrangement had been adopted on February 27, 2026, was intended to satisfy the affirmative defense in Rule 10b5-1(c), and provided for the purchase from time to time of up to 1,020 shares of our Class A common stock. The original scheduled duration of the trading arrangement was until May 29, 2027, or earlier if all transactions under the trading arrangement were completed.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
10.1+	Employment Agreement, effective April 1, 2026, by and between Cloudflare, Inc. and Douglas Kramer	10-Q	001-39039	10.1	May 8, 2026
10.2+	Employment Agreement and Equity Award Letter, effective April 1, 2026, by and between Cloudflare, Inc. and Alissa Starzak	10-Q	001-39039	10.2	May 8, 2026
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: August 6, 2026	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)