Form 10-Q
period 2026-09-30
Cloudflare, Inc.
filed 2026-11-05
CIK 1477333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 22, 2026, 325,093,979 shares of the registrant's Class A common stock were outstanding and 33,298,276 shares of the registrant's Class B common stock were outstanding.

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
•the impact of conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections, including the recent U.S. midterm elections, and other governmental changes, threats of tariffs and other impediments to cross-border trade, and any related challenging macroeconomic conditions globally, including on our and our customers', vendors', and partners' respective businesses and the markets in which we and our customers, vendors, and partners operate;
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
•Conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections, including the recent U.S. midterm elections, and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.
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
•If we are unable to effectively attract, expand, and retain sales to large customers, or we fail to mitigate the additional risks associated with serving large customers, our business, results of operations, and financial condition may suffer.
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
•If our global network that delivers our products or the core co-location facilities we use to operate our network are damaged, interfered with, or otherwise fail to meet the requirements of our business or local regulations, our ability to provide access to our network and products to our customers and maintain the performance of our network could be negatively impacted, which could cause our business, results of operations, and financial condition to suffer.
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
•The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, and it may depress the trading price of our Class A common stock.
•Repaying and servicing our existing and future debt, including our Notes (as defined below) and borrowings under our Revolving Credit Facility (as defined below), may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CLOUDFLARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$1,969,500	$943,536
Available-for-sale securities	3,159,193	3,157,715
Accounts receivable, net	478,334	382,488
Contract assets	30,206	23,531
Restricted cash short-term	12,160	9,364
Prepaid expenses and other current assets	193,969	128,203
Total current assets	5,843,362	4,644,837
Property and equipment, net	815,953	618,691
Goodwill	375,849	226,563
Acquired intangible assets, net	48,153	41,799
Operating lease right-of-use assets	253,358	237,646
Deferred contract acquisition costs, noncurrent	266,545	219,499
Restricted cash	—	1,457
Other noncurrent assets	93,580	45,764
Total assets	$7,696,800	$6,036,256
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$221,697	$84,115
Accrued expenses and other current liabilities	221,958	109,054
Accrued compensation	133,995	111,005
Operating lease liabilities	84,656	70,901
Deferred revenue	876,756	684,207
Current portion of convertible senior notes, net	—	1,291,281
Total current liabilities	1,539,062	2,350,563
Convertible senior notes, net	4,441,900	1,974,120
Operating lease liabilities, noncurrent	180,902	182,025
Deferred revenue, noncurrent	39,406	41,088
Other noncurrent liabilities	30,728	29,337
Total liabilities	6,231,998	4,577,133

Commitments and contingencies (Note 8)

Stockholders’ Equity
Class A common stock; $0.001 par value; 2,250,000 shares authorized as of September 30, 2026 and December 31, 2025; 324,942 and 317,319 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	324	317
Class B common stock; $0.001 par value; 315,000 shares authorized as of September 30, 2026 and December 31, 2025; 33,298 and 34,568 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	33	34
Additional paid-in capital	2,926,519	2,651,420
Accumulated deficit	(1,431,880)	(1,204,907)
Accumulated other comprehensive income (loss)	(30,194)	12,259
Total stockholders’ equity	1,464,802	1,459,123
Total liabilities and stockholders’ equity	$7,696,800	$6,036,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$782,513	$562,027	$2,118,329	$1,553,430
Cost of revenue	225,279	146,316	605,981	390,569
Gross profit	557,234	415,711	1,512,348	1,162,861
Operating expenses:
Sales and marketing	337,987	236,309	885,709	669,679
Research and development	168,204	120,956	478,662	370,602
General and administrative	107,951	95,906	321,882	280,551
Restructuring and other charges	11,018	—	161,711	—
Total operating expenses	625,160	453,171	1,847,964	1,320,832
Loss from operations	(67,926)	(37,460)	(335,616)	(157,971)
Non-operating income (expense):
Interest income	45,363	42,529	125,461	89,334
Interest expense	(3,545)	(2,912)	(9,197)	(5,879)
Other income (expense), net	(1,187)	(307)	2,716	(7,682)
Total non-operating income, net	40,631	39,310	118,980	75,773
Income (loss) before income taxes	(27,295)	1,850	(216,636)	(82,198)
Provision for income taxes	6,770	3,140	10,337	7,992
Net loss	$(34,065)	$(1,290)	$(226,973)	$(90,190)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.00)	$(0.64)	$(0.26)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	357,126	349,312	354,588	347,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(34,065)	$(1,290)	$(226,973)	$(90,190)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investments	(19,555)	2,529	(33,199)	3,474
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	(963)	(3,057)	(5,612)	17,653
Reclassification of (gain) loss included in net loss	557	(1,796)	(3,642)	(2,570)
Net changes on cash flow hedges	(406)	(4,853)	(9,254)	15,083
Other comprehensive income (loss), net of tax	(19,961)	(2,324)	(42,453)	18,557
Comprehensive loss	$(54,026)	$(3,614)	$(269,426)	$(71,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2026
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	322,176	$322	33,755	$33	$3,027,713	$(1,397,815)	$(10,233)	$1,620,020
Issuance of common stock upon exercise of stock options	96	—	507	1	5,949	—	—	5,950
Issuance of common stock related to settlement of restricted stock units (RSUs) and performance stock units (PSUs)	977	—	—	—	—	—	—	—
Tax withholding on RSU and PSU settlement	(60)	—	—	—	(19,172)	—	—	(19,172)
Conversion of Class B to Class A common stock	964	1	(964)	(1)	—	—	—	—
Cash settlement for fractional shares upon settlement of the 2026 Notes	—	—	—	—	(14)	—	—	(14)
Shares issued to settle premium amount upon repayment of the 2026 Notes	2,207	2	—	—	(2)	—	—	—
Shares received and retired from the 2026 Capped Calls upon repayment of the 2026 Notes	(1,418)	(1)	—	—	16	—	—	15
Purchase of capped calls related to the 2031 convertible senior notes	—	—	—	—	(259,500)	—	—	(259,500)
Stock-based compensation	—	—	—	—	171,529	—	—	171,529
Net loss	—	—	—	—	—	(34,065)	—	(34,065)
Other comprehensive loss	—	—	—	—	—	—	(19,961)	(19,961)
Balance as of September 30, 2026	324,942	$324	33,298	$33	$2,926,519	$(1,431,880)	$(30,194)	$1,464,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	312,677	$312	35,738	$36	$2,414,291	$(1,191,540)	$16,628	$1,239,727
Issuance of common stock upon exercise of stock options	146	(1)	463	—	11,514	—	—	11,513
Issuance of common stock related to settlement of RSUs and PSUs	1,250	2	—	—	(2)	—	—	—
Tax withholding on RSU settlement	(72)	—	—	—	(13,966)	—	—	(13,966)
Conversion of Class B to Class A common stock	1,164	1	(1,164)	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	113,356	—	—	113,356
Net loss	—	—	—	—	—	(1,290)	—	(1,290)
Other comprehensive loss	—	—	—	—	—	—	(2,324)	(2,324)
Balance as of September 30, 2025	315,165	$314	35,037	$35	$2,525,193	$(1,192,830)	$14,304	$1,347,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2026
	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	317,319	$317	34,568	$34	$2,651,420	$(1,204,907)	$12,259	$1,459,123
Issuance of common stock in connection with acquisition	351	—	—	—	98,686	—	—	98,686
Issuance of restricted stock in connection with acquisition	372	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	226	—	1,348	2	15,763	—	—	15,765
Issuance of common stock related to settlement of RSUs and PSUs	3,380	3	—	—	(3)	—	—	—
Tax withholding on RSU and PSU settlement	(209)	—	—	—	(48,645)	—	—	(48,645)
Conversion of Class B to Class A common stock	2,618	3	(2,618)	(3)	—	—	—	—
Common stock issued under employee stock purchase plan	96	—	—	—	16,075	—	—	16,075
Cash settlement for fractional shares upon settlement of the 2026 Notes	—	—	—	—	(14)	—	—	(14)
Shares issued to settle premium amount upon repayment of the 2026 Notes	2,207	2	—	—	(2)	—	—	—
Shares received and retired from the 2026 Capped Calls upon repayment of the 2026 Notes	(1,418)	(1)	—	—	16	—	—	15
Purchase of capped calls related to the 2031 convertible senior notes	—	—	—	—	(259,500)	—	—	(259,500)
Stock-based compensation	—	—	—	—	452,723	—	—	452,723
Net loss	—	—	—	—	—	(226,973)	—	(226,973)
Other comprehensive loss	—	—	—	—	—	—	(42,453)	(42,453)
Balance as of September 30, 2026	324,942	$324	33,298	$33	$2,926,519	$(1,431,880)	$(30,194)	$1,464,802

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

CLOUDFLARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash Flows from Operating Activities
Net loss	$(226,973)	$(90,190)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	190,545	137,156
Non-cash operating lease costs	64,058	47,182
Amortization of deferred contract acquisition costs	97,826	73,700
Stock-based compensation expense	441,742	327,829
Amortization of debt issuance costs	7,795	4,630
Net accretion of discounts and amortization of premiums on available-for-sale securities	(16,509)	(21,544)
Deferred income taxes	(7,013)	(480)
Provision for bad debt	8,298	12,778
Other	(6,103)	3,074
Changes in operating assets and liabilities, net of effect of asset acquisitions and business combinations:
Accounts receivable, net	(104,144)	(47,915)
Contract assets	(6,675)	(6,077)
Deferred contract acquisition costs	(144,872)	(95,518)
Prepaid expenses and other current assets	(112,802)	(62,278)
Other noncurrent assets	(9,578)	4,442
Accounts payable	60,649	(4,329)
Accrued expenses and other current liabilities	106,929	17,610
Accrued compensation	22,990	9,347
Operating lease liabilities	(67,144)	(41,930)
Deferred revenue	190,867	145,018
Other noncurrent liabilities	1,373	198
Net cash provided by operating activities	491,259	412,703
Cash Flows from Investing Activities
Purchases of property and equipment	(237,001)	(230,427)
Capitalized internal-use software	(31,720)	(21,158)
Asset acquisitions and business combinations, net of cash acquired	(74,330)	(6,462)
Purchases of available-for-sale securities	(2,111,660)	(2,586,569)
Maturities of available-for-sale securities	2,093,472	1,328,956
Other investing activities	4,053	679
Net cash used in investing activities	(357,186)	(1,514,981)
Cash Flows from Financing Activities
Proceeds from settlement of capped calls	15	309,616
Gross proceeds from issuance of convertible senior notes	2,500,000	2,000,000
Purchases of capped calls related to convertible senior notes	(259,500)	(283,400)
Cash paid for issuance costs on convertible senior notes	(36,616)	(28,989)
Repayments of convertible senior notes	(1,293,750)	—
Proceeds from the exercise of stock options	15,765	29,455
Proceeds from the issuance of common stock for employee stock purchase plan	16,075	13,057
Payment of tax withholding obligation on RSU and PSU settlement	(48,645)	(32,183)
Payment of indemnity holdback	(100)	—
Other	(14)	—
Net cash provided by financing activities	893,230	2,007,556
Net increase in cash, cash equivalents, and restricted cash	1,027,303	905,278
Cash, cash equivalents, and restricted cash, beginning of period	954,357	154,214
Cash, cash equivalents, and restricted cash, end of period	$1,981,660	$1,059,492
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$50	$24
Cash paid for income taxes, net of refunds	$6,563	$5,842
Cash paid for operating lease liabilities	$64,651	$49,232
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Stock-based compensation capitalized for software development and cloud computing arrangements	$10,981	$9,391
Accounts payable and accrued expenses related to property and equipment additions	$103,255	$41,598
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$71,010	$97,759
Issuance of common stock related to an acquisition	$98,686	$—

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
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to state fairly the Company’s financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026 or any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Note 3. Revenue
Disaggregation of Revenue
Subscription and support revenue is recognized over time and accounted for substantially all of the Company’s revenue for the three and nine months ended September 30, 2026 and 2025.
The following table summarizes the revenue by region based on the billing address of customers who have contracted to use the Company’s global network and products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$407,912	52%	$282,604	50%	$1,078,189	51%	$769,385	49%
Europe, Middle East, and Africa	202,235	26%	153,298	27%	564,952	27%	430,589	28%
Asia Pacific	111,655	14%	84,667	15%	309,747	14%	233,206	15%
Other	60,711	8%	41,458	8%	165,441	8%	120,250	8%
Total	$782,513	100%	$562,027	100%	$2,118,329	100%	$1,553,430	100%

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
Channel partners	$247,442	32%	$149,859	27%	$658,055	31%	$392,829	25%
Direct customers	535,071	68%	412,168	73%	1,460,274	69%	1,160,601	75%
Total	$782,513	100%	$562,027	100%	$2,118,329	100%	$1,553,430	100%
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the nine months ended September 30, 2026, the Company recognized revenue of $603.9 million, that was included in the corresponding contract liability balance at the beginning of the period presented.
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
The following table summarizes the activity of the deferred contract acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Beginning balance	$240,523	$183,919	$219,499	$172,217
Capitalization of contract acquisition costs	60,362	36,520	144,872	95,518
Amortization of deferred contract acquisition costs	(34,340)	(26,404)	(97,826)	(73,700)
Ending balance	$266,545	$194,035	$266,545	$194,035
The Company did not recognize any impairment losses of deferred contract acquisition costs during the periods presented.
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,876.8 million. As of September 30, 2026, the Company expected to recognize 65% of its remaining performance obligations as revenue over the next 12 months with the remainder recognized thereafter.
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
The following table summarizes the Company’s cash, cash equivalents and available-for-sale securities’ amortized cost, unrealized gains (losses), and fair value by significant investment category reported as cash and cash equivalents, restricted cash short-term, restricted cash, or available-for-sale securities as of September 30, 2026 and December 31, 2025.

(in thousands)					Reported as:
September 30, 2026	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current)
Cash	$211,668	$—	$—	$211,668	$199,508	$—	$12,160
Level I:
Money market funds	1,585,050	—	—	1,585,050	1,585,050	—	—
Level II:
Time deposits	150,000	—	—	150,000	150,000	—	—
Corporate bonds	1,433,001	6	(12,644)	1,420,363	—	1,420,363	—
U.S. treasury securities	1,533,923	10	(10,121)	1,523,812	—	1,523,812	—
U.S. government agency securities	201,490	—	(3,402)	198,088	—	198,088	—
Commercial paper	51,872	—	—	51,872	34,942	16,930	—
Subtotal	3,370,286	16	(26,167)	3,344,135	184,942	3,159,193	—
Total assets measured at fair value on a recurring basis	$5,167,004	$16	$(26,167)	$5,140,853	$1,969,500	$3,159,193	$12,160

(in thousands)					Reported as:
December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash & Cash Equivalents	Available-for-sale Securities	Restricted Cash (Current and Non-Current)
Cash	$68,297	$—	$—	$68,297	$57,476	$—	$10,821
Level I:
Money market funds	587,823	—	—	587,823	587,823	—	—
Level II:
Time deposits	100,000	—	—	100,000	100,000	—	—
Corporate bonds	1,271,232	3,304	(54)	1,274,482	—	1,274,482	—
U.S. treasury securities	1,760,179	3,859	(4)	1,764,034	59,768	1,704,266	—
U.S. government agency securities	146,986	22	(78)	146,930	—	146,930	—
Commercial paper	170,506	—	—	170,506	138,469	32,037	—
Subtotal	3,448,903	7,185	(136)	3,455,952	298,237	3,157,715	—
Total assets measured at fair value on a recurring basis	$4,105,023	$7,185	$(136)	$4,112,072	$943,536	$3,157,715	$10,821
As of September 30, 2026, the Company had $12.2 million in total restricted cash related to holdback consideration associated with asset acquisitions and business combinations.
The aggregate fair value of the Company’s money market funds and time deposits approximated amortized cost and, as such, there were no unrealized gains or losses on money market funds and time deposits as of September 30, 2026 and December 31, 2025. Realized gains and losses, net of tax, were not material for any of the periods presented.
The amortized cost of available-for-sale investments with maturities less than one year was $1,749.7 million and $1,976.5 million as of September 30, 2026 and December 31, 2025, respectively. The amortized cost of available-for-sale investments with maturities greater than one year was $1,435.6 million and $1,174.2 million as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, net unrealized loss on investments was $26.2 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. As of December 31, 2025, net unrealized gain on investments was $7.0 million and was included in accumulated other comprehensive income on the condensed consolidated balance sheet. The unrealized gains and losses on available-for-sale investments are related to U.S. treasury securities, U.S. government agency securities, and corporate bonds. The Company determined any unrealized losses to be temporary. Factors considered in determining whether a loss is temporary include the financial condition and near-term prospects of the investee, the extent of the loss related to the credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security, and whether or not the Company will be required to sell the security before the recovery of its amortized cost. As of September 30, 2026, the Company's investment portfolio consisted of investment grade securities with an average credit rating of AA-.
The Company carries the 2030 Notes and 2031 Notes (each as defined below) at face value less the unamortized issuance costs on its condensed consolidated balance sheets and presents that fair value for disclosure purposes only. As of September 30, 2026, the fair value of the 2030 Notes and 2031 Notes were $3,153.1 million and $2,555.7 million, respectively. The fair value of the Notes, which are classified as Level II financial instruments, was determined based on the quoted bid prices of the Notes in an over-the-counter market on the last trading day of the reporting period. For further details on the Notes, refer to Note 7 to these condensed consolidated financial statements.
The Company classifies financial instruments in Level III of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level III financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. There were no financial instruments classified as Level III of the fair value hierarchy as of September 30, 2026 and December 31, 2025.
Note 5. Balance Sheet Components
Accounts Receivable, Net
As of September 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was $8.0 million and $7.1 million, respectively. Provision for bad debt for the three months ended September 30, 2026 and 2025 was $3.1 million and $5.0 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $7.7 million and $12.8 million, respectively. Write-offs of uncollectible accounts receivable for the three months ended September 30, 2026 and 2025 was $3.0 million and $4.3 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $6.8 million and $13.0 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025

	(in thousands)
Property and equipment:
Servers—network infrastructure	$896,601	$726,763
Construction in progress	168,744	58,372
Capitalized internal-use software	150,615	109,730
Office and computer equipment	41,611	34,414
Office furniture	9,017	7,816
Software	22,400	9,309
Leasehold improvements	54,599	50,906
Asset retirement obligation	827	826
Gross property and equipment	1,344,414	998,136
Less accumulated depreciation and amortization	(528,461)	(379,445)
Total property and equipment, net	$815,953	$618,691
Depreciation and amortization expense on property and equipment for the three months ended September 30, 2026 and 2025 was $55.7 million and $43.7 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $156.4 million and $120.9 million, respectively. This includes amortization expense for capitalized internal-use software which totaled $9.2 million and $7.9 million for the three months ended September 30, 2026 and 2025, respectively, and $26.0 million and $23.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Goodwill
As of September 30, 2026 and December 31, 2025, the Company's goodwill was $375.8 million and $226.6 million, respectively. During the nine months ended September 30, 2026, the Company recorded $142.7 million of goodwill in connection with the acquisition of VoidZero. For further details on this acquisition, refer to Note 13 to these condensed consolidated financial statements. No goodwill impairments were recorded during the nine months ended September 30, 2026 and 2025.
Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$50,542	$36,052	$14,490
Customer relationships	43,880	13,980	29,900
Other	4,462	699	3,763
Total acquired intangible assets, net	$98,884	$50,731	$48,153

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Developed technology	$46,820	$20,686	$26,134
Customer relationships	17,380	5,813	11,567
Other	4,462	364	4,098
Total acquired intangible assets, net	$68,662	$26,863	$41,799
During the three months ended June 30, 2026, the Company recorded $26.5 million of customer relationships in connection with the acquisition of VoidZero. Refer to Note 13 to these condensed consolidated financial statements for further details on this acquisition.
Amortization of acquired intangible assets was $9.2 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively, and $23.9 million and $10.7 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the estimated future amortization expense of acquired intangible assets was as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2026 (remaining three months)	$8,434
2027	27,726
2028	7,421
2029	1,896
2030	809
Thereafter	1,867
Total	$48,153
Note 6. Leases
The Company's lease portfolio consists of real estate and co-location agreements in the United States and internationally. The real estate leases include leases for office space and have remaining lease terms of up to 8.0 years. Certain of these leases contain options that allow the Company to extend or terminate the lease agreement. The Company's co-location leases have remaining lease terms of up to 9.7 years. All of the Company's leases are classified as operating leases.

The components of lease cost related to the Company's operating leases included in the condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost	$22,362	$17,310	$64,058	$47,182
Total lease cost	$22,362	$17,310	$64,058	$47,182
Variable lease cost, short-term lease cost, and sublease income for the three and nine months ended September 30, 2026 and September 30, 2025 were not material.
As of September 30, 2026, the Company had $207.8 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the condensed consolidated balance sheets. These operating leases will commence between October 2026 and February 2028 and have an average lease term of 4.2 years.
As of September 30, 2026, the weighted-average remaining term of the Company’s operating leases was 4.4 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 4.6%.
Maturities of the operating lease liabilities as of September 30, 2026 are as follows:

September 30, 2026
(in thousands)
2026 (remaining three months)	$28,572
2027	84,605
2028	59,636
2029	45,899
2030	32,892
Thereafter	41,313
Total lease payments	$292,917
Less: Imputed interest	$(27,359)
Total operating lease liabilities	$265,558
Note 7. Financing Arrangements

2031 Convertible Senior Notes
In August 2026, the Company issued $2,500.0 million aggregate principal amount of 0% Convertible Senior Notes due 2031 (the 2031 Notes). The total proceeds from the issuance of the 2031 Notes, net of initial purchaser discounts and commissions and debt issuance costs, were $2,462.5 million.
The 2031 Notes are senior unsecured obligations of the Company and will mature on August 15, 2031, unless earlier redeemed, repurchased, or converted, and are governed by the terms of the Indenture dated August 13, 2026 (the 2031 Indenture). The 2031 Notes do not bear regular cash interest.
The 2031 Notes are convertible at an initial conversion rate of 2.0123 shares of the Company's Class A common stock per $1,000 principal amount of the 2031 Notes, which is equivalent to an initial conversion price of approximately $496.94 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the 2031 Indenture. The 2031 Notes may be converted at any time on or after May 15, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of August 15, 2031.
Holders of the 2031 Notes may convert all or any portion of their 2031 Notes at their option at any time prior to the close of business on the business day immediately preceding May 15, 2031, only under the following circumstances:

(1) during any calendar quarter commencing after the calendar quarter ending December 31, 2026 (and only during such calendar quarter), if the last reported sale price of the Company's Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2031 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's Class A common stock and the conversion rate on each such trading day;
(3) if the Company calls such 2031 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events.
None of the circumstances described in the paragraphs above were met during the quarter ended September 30, 2026.
In addition, if the 2031 Notes are converted prior to the maturity date following certain specified corporate events or because the Company issues a notice of redemption, the Company will increase the conversion rate for such 2031 Notes converted in connection with such a corporate event or during the related redemption period, as the case may be, in certain circumstances set forth in the 2031 Indenture.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company's Class A common stock, or a combination of cash and shares of the Company's Class A common stock, at the Company's election. It is the Company’s current intent to settle the principal amount of 2031 Notes in cash.
Except in the case of a cleanup redemption (as defined below), the Company may redeem for cash all or any portion of the 2031 Notes (subject to the partial redemption limitation (as defined below)), at its option, on or after August 20, 2029, if the last reported sale price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day preceding the date on which the Company provides notice of redemption. In addition, subject to certain conditions, the Company may redeem for cash all, but not less than all, of the 2031 Notes at any time if the aggregate principal amount of the 2031 Notes that remains outstanding at such time is less than $200.0 million (a "cleanup redemption"). The redemption price for any optional redemption or cleanup redemption will be equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2031 Notes, at least $100.0 million aggregate principal amount of 2031 Notes must be outstanding and not subject to redemption as of the relevant redemption date. No sinking fund is provided for the 2031 Notes.
If the Company undergoes a fundamental change (as defined in the 2031 Indenture), holders of the 2031 Notes may require the Company to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.
2031 Capped Call Transactions
In connection with the offering of the 2031 Notes, the Company entered into privately-negotiated capped call option transactions (the 2031 Capped Calls) with certain financial institution counterparties. The 2031 Capped Calls each have an initial strike price of approximately $496.94 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2031 Notes. The 2031 Capped Calls each have an initial cap price of approximately $854.12 per share, subject to certain adjustments. The 2031 Capped Calls initially cover, subject to anti-dilution adjustments, approximately 5.0 million shares of the Company's Class A common stock. The 2031 Capped Calls are intended to generally offset potential dilution to the Company's Class A common stock upon conversion of the 2031 Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount upon any conversion, subject to the cap price. The 2031 Capped Calls are subject to either adjustment or termination upon the occurrence of certain specified events affecting the Company, including a merger event, a tender offer, a nationalization, insolvency, or delisting involving the Company. The 2031 Capped Calls expire in incremental components on each trading date between July 17, 2031 and August 13, 2031. As of September 30, 2026, the terms of the 2031 Capped Calls have not been adjusted.

The 2031 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The premium paid for the purchase of the 2031 Capped Calls of $259.5 million was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.
2030 Convertible Senior Notes
In June 2025, the Company issued $2,000.0 million aggregate principal amount of 0% Convertible Senior Notes due 2030 (the 2030 Notes, and together with the 2031 Notes, the Notes). The total proceeds from the issuance of the 2030 Notes, net of initial purchaser discounts and commissions and debt issuance costs, were $1,971.0 million.
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
None of the circumstances described in the paragraphs above were met during the quarter ended September 30, 2026.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2030 Notes.
2030 Capped Call Transactions
In connection with the offering of the 2030 Notes, the Company entered into privately-negotiated capped call option transactions (the 2030 Capped Calls) with certain financial institution counterparties. The 2030 Capped Calls each have an initial strike price of approximately $247.67 per share of the Company's Class A common stock, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Notes. The 2030 Capped Calls each have an initial cap price of approximately $469.73 per share, subject to certain adjustments. As of September 30, 2026, the terms of the 2030 Capped Calls have not been adjusted.
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
2026 Convertible Senior Notes
In August 2021, the Company issued $1,293.8 million aggregate principal amount of 0% Convertible Senior Notes due 2026 (the 2026 Notes). The total proceeds from the issuance of the 2026 Notes, net of initial purchaser discounts and commissions and debt issuance costs, were $1,274.0 million. The 2026 Notes were senior unsecured obligations of the Company and did not bear regular cash interest. The 2026 Notes were convertible at an initial conversion rate of 5.2263 shares of the Company's Class A common stock per $1,000 principal amount of the 2026 Notes, which was equivalent to an initial conversion price of approximately $191.34 per share, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture dated August 13, 2021 (the 2026 Indenture). After the closing of the transactions described below, no 2026 Notes were outstanding as of September 30, 2026.
During the three months ended June 30, 2026, the Company provided irrevocable notice to the holders of the 2026 Notes of its election to settle all conversion obligations with respect to any 2026 Notes that were converted on or after May 15, 2026 by means of Combination Settlement as defined in the 2026 Indenture. Under the Combination Settlement, the Company elected to pay the aggregate principal amount of the 2026 Notes converted in cash and issue shares of the Company's Class A common stock for the remainder of the conversion value in excess of such principal amount in respect of the August 15, 2026 maturity date.
During the three months ended September 30, 2026, the Company settled conversions of approximately $1,293.4 million aggregate principal amount of the 2026 Notes. These conversions were exercised by the holders of the 2026 Notes in connection with the maturity date. Pursuant to the terms of the 2026 Indenture, the conversion rate then in effect was 5.2263 shares of the Company's Class A common stock per $1,000 principal amount of the 2026 Notes. The Company paid $1,293.4 million in cash equal to the principal amount of the 2026 Notes converted and issued approximately 2.2 million shares of the Company's Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount converted. For excess that resulted in the issuance of fractional shares, the Company paid cash in lieu of such fractional shares. The difference between the settlement consideration and the carrying value of the 2026 Notes converted was recorded to additional paid-in-capital on the Company's condensed consolidated balance sheets. The Company repaid the remaining $0.3 million principal amount of the 2026 Notes in cash at maturity. As a result of these transactions, no 2026 Notes were outstanding as of September 30, 2026.
Refer to Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information on the 2026 Notes.
2026 Capped Call Transactions
In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call option transactions (the 2026 Capped Calls) with certain financial institution counterparties. The 2026 Capped Calls each had an initial strike price of approximately $191.34 per share of the Company's Class A common stock, subject to certain adjustments, which corresponded to the initial conversion price of the 2026 Notes. The 2026 Capped Calls each had an initial cap price of $250.94 per share, subject to certain adjustments.
On May 15, 2026, the Company provided irrevocable notice to certain financial institution counterparties of its election that the counterparties were to settle the 2026 Capped Calls by Net Share Settlement, as defined in the 2026 Capped Calls. Upon settlement of the 2026 Capped Calls in August 2026, the Company received 1.4 million shares of the Company's Class A common stock and an immaterial amount of cash in lieu of fractional shares.
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
The net carrying amounts of the 2031, 2030, and 2026 Notes were as follows:

	September 30, 2026			December 31, 2025
	2031 Notes	2030 Notes	2026 Notes	2031 Notes	2030 Notes	2026 Notes
		(in thousands)
Principal	$2,500,000	$2,000,000	$—	$—	$2,000,000	$1,293,750
Unamortized debt issuance costs	(36,556)	(21,544)	—	—	(25,880)	(2,469)
Carrying amount, net	$2,463,444	$1,978,456	$—	$—	$1,974,120	$1,291,281
The following tables set forth total interest expense recognized related to the 2031, 2030, and 2026 Notes:

	Three Months Ended September 30,
	2026			2025
	2031 Notes	2030 Notes	2026 Notes	2031 Notes	2030 Notes	2026 Notes
		(in thousands)
Amortization of debt issuance costs	$990	$1,450	$490	$—	$1,451	$990
Total	$990	$1,450	$490	$—	$1,451	$990

	Nine Months Ended September 30,
	2026			2025
	2031 Notes	2030 Notes	2026 Notes	2031 Notes	2030 Notes	2026 Notes
	(in thousands)
Amortization of debt issuance costs	$990	$4,336	$2,469	$—	$1,660	$2,970
Total	$990	$4,336	$2,469	$—	$1,660	$2,970
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
The obligations under the Revolving Credit Facility are required to be guaranteed and secured by the Company's assets. The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain compliance with a maximum consolidated net leverage ratio, in each case, calculated in accordance with the terms of the credit agreement. In connection with the issuance of the Notes, the Company entered into amendments to the credit agreement to amend the financial covenants.
The Revolving Credit Facility commitments terminate, and all outstanding loans are due and payable on May 17, 2029.
As of September 30, 2026, the Company was in compliance with all covenants under the credit agreement.
As of September 30, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2026.
Note 8. Commitments and Contingencies
Non-cancelable Purchase Commitments
The Company enters into long-term non-cancelable agreements for the purchase of goods and services, including to purchase capacity, such as bandwidth and co-location space, for the Company’s global network. For the lease components of co-location agreements, refer to Note 6 to these condensed consolidated financial statements. As of September 30, 2026, there were no material changes outside the ordinary course of business to the Company’s non-cancelable purchase commitments, including bandwidth and co-location commitments, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In October 2026, the Company entered into several large compute and co-location agreements for an estimated total undiscounted future payments of $461.1 million, with contract terms ranging between 3 and 10 years. The Company is currently evaluating the impact of these agreements on the Company's consolidated financial statements.
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
Holders of the Company’s Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. Any dividends paid to the holders of the Class A common stock and Class B common stock will be paid on a pro rata basis. As of September 30, 2026 and December 31, 2025, the Company had not declared any dividends. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of the Company's Class A common stock and generally convert into shares of the Company's Class A common stock upon cessation of employment or transfer, except for certain transfers described in the Company's amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these condensed consolidated financial statements, unless otherwise indicated.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance, on an as-if converted basis, are as follows:

	September 30, 2026	December 31, 2025

	(in thousands)
2026 Notes	—	10,311
2030 Notes	11,709	11,709
2031 Notes	8,049	—
Stock options issued and outstanding	4,320	5,661
Remaining shares available for issuance under the 2019 Plan	100,309	84,220
Outstanding and unsettled RSUs and PSUs	8,614	10,331
Shares available for issuance under the Employee Stock Purchase Plan (ESPP)	23,496	20,074
Total shares of common stock reserved	156,497	142,306
Note 10. Stock-based Compensation
Equity Incentive Plans
The 2019 Equity Incentive Plan (2019 Plan) provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance shares, PSUs, and performance awards for the Company's Class A common stock to the Company's employees, directors, and consultants.
Stock Options
The Company has granted to certain executive officers and other key employees 10-year stock options with market conditions that vest and become exercisable to purchase shares of the Company's Class A common stock if the Company achieves certain stock price milestones and the employee continues to provide services to the Company through the applicable vesting dates (the Performance Options). The Performance Options were granted under the 2019 Plan. As of September 30, 2026, there were approximately 2.4 million outstanding Performance Options.
The Company recognizes stock-based compensation expense for the Performance Options based on the grant date fair value and using a graded attribution method over the weighted-average requisite service period. The total stock-based compensation expense associated with the Performance Options were not material during the three months ended September 30, 2026 and 2025. The total stock-based compensation expense associated with the Performance Options was $21.9 million during the nine months ended September 30, 2026. The total stock-based compensation expense associated with the Performance Options was not material during the nine months ended 2025. As of September 30, 2026, there was $104.0 million of unrecognized stock-based compensation expense related to the Performance Options that is expected to be recognized over a weighted-average period of 2.4 years.

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
The total stock-based compensation expense for RSUs and PSUs for the three months ended September 30, 2026 and 2025 was $149.0 million and $112.0 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $408.6 million and $315.7 million, respectively. As of September 30, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs and PSUs was $1,122.3 million that is expected to be recognized over a weighted-average period of 2.9 years.
As of September 30, 2026, there were 102,310 outstanding PSUs with performance conditions that vest if the Company achieves specified financial goals. During the three months ended September 30, 2026, the Company determined that it was probable that certain performance conditions for these PSUs would be achieved. The total stock-based compensation expense associated with PSUs with performance conditions was $19.6 million for the three months and nine months ended September 30, 2026. As of September 30, 2026, the total unrecognized stock-based compensation related to these PSUs was not material, which reflects the Company's updated assessment of the likelihood of satisfying the performance conditions. The remaining unrecognized expense is expected to be recognized over a weighted-average period of 0.3 years.
The stock-based compensation expense associated with PSUs, with market conditions, were not material during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the total unrecognized stock-based compensation related to PSUs, with market conditions, was not material and is expected to be recognized over a weighted-average period of 1.8 years.
2019 Employee Stock Purchase Plan
In September 2019, the Company's Board of Directors adopted and stockholders approved the ESPP, which became effective one business day prior to the effective date of the Company's registration statement on Form S-1 filed with the SEC in connection with the Company’s initial public offering. 96,412 shares of Class A common stock were purchased under the ESPP during the nine months ended September 30, 2026. As of September 30, 2026, the total unrecognized stock-based compensation expense related to the ESPP was not material and will be recognized through the year ended December 31, 2026.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cost of revenue	$4,077	$3,423	$11,658	$9,368
Sales and marketing	60,157	31,863	138,374	94,124
Research and development	59,172	34,309	153,643	112,958
General and administrative	35,972	40,322	101,963	111,379
Restructuring and other charges(1)	8,251	—	36,104	—
Total stock-based compensation expense	$167,629	$109,917	$441,742	$327,829
(1) Refer to Note 15 for further details on restructuring and other charges.

Note 11. Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(in thousands, except per share data)
Net loss attributable to common stockholders	$(30,879)	$(3,186)	$(1,159)	$(131)	$(205,284)	$(21,689)	$(80,836)	$(9,354)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	323,723	33,403	313,950	35,362	320,704	33,884	311,476	36,043
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.00)	$(0.00)	$(0.64)	$(0.64)	$(0.26)	$(0.26)
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

	September 30,
	2026	2025

	(in thousands)
2026 Notes	—	6,762
2030 Notes	8,075	8,075
2031 Notes	5,031	—
Unexercised stock options	4,320	6,348
Outstanding RSUs and PSUs	8,987	11,194
Shares issuable pursuant to the ESPP	79	113
Total	26,492	32,492
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
The Company recorded income tax expense of $6.8 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and income tax expense of $10.3 million and $8.0 million for the nine months ended September 30, 2026 and 2025, respectively.
The income tax expense of $6.8 million for the three months ended September 30, 2026 was primarily related to income tax expense from profitable foreign jurisdictions. The income tax expense of $10.3 million for the nine months ended September 30, 2026 was primarily related to income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions.
The income tax expense of $3.1 million and $8.0 million for the three and nine months ended September 30, 2025, respectively, was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes.
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

The transaction-related costs for the acquisition were not material and are included in general and administrative expenses in the condensed consolidated statements of operations for the three months ended June 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$782,513	$562,027	$2,118,329	$1,553,430
Less:
Adjusted cost of revenue(1)	(215,929)	(138,948)	(577,165)	(370,420)
Adjusted sales and marketing expense(1)	(270,246)	(201,160)	(730,224)	(566,702)
Adjusted research and development expense(1)	(101,730)	(82,506)	(307,252)	(242,927)
Adjusted general and administrative expense(1)	(57,524)	(53,475)	(197,396)	(159,127)
Other segment items(2)	(171,149)	(87,228)	(533,265)	(304,444)
Net loss	$(34,065)	$(1,290)	$(226,973)	$(90,190)
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
Refer to Note 3 to these condensed consolidated financial statements for revenue by geography.

The Company’s property and equipment, net, by geographic area were as follows:

	September 30, 2026	December 31, 2025

	(in thousands)
United States	$447,903	$298,256
Rest of the world	368,050	320,435
Total property and equipment, net	$815,953	$618,691
No single country other than the United States accounted for more than 10% of total property and equipment, net as of September 30, 2026 and December 31, 2025.
Note 15. Restructuring and Other Charges
On May 7, 2026, the Company announced a plan (the Plan) designed to further accelerate its evolution to an agentic AI-first operating model. The Plan reduced approximately 20% of the Company's workforce. The Company estimates total restructuring charges under the Plan to be up to $165 million, consisting of $125 million in cash expenditures for severance and employee benefits, $35 million in stock-based compensation and $5 million in other costs. These charges were included in restructuring and other charges on the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2026. As of September 30, 2026, the liability associated with the Plan was mostly included in accrued compensation on the Company's condensed consolidated balance sheet. The Plan was substantially completed as of September 30, 2026.
The following table includes activities related to the Plan for the nine months ended September 30, 2026. The restructuring charges were not material during the three months ended September 30, 2026.

	Nine Months Ended September 30,
	Severance Payments & Employee Benefits	Stock-based Compensation	Other Costs	Total

	(in thousands)
Balance as of December 31, 2025	$—	$—	$—	$—
Charges	122,556	36,104	3,051	161,711
Cash payments	(120,191)	—	(2,801)	(122,992)
Non-cash items	—	(36,104)	—	(36,104)
Balance as of September 30, 2026	$2,365	$—	$250	$2,615
Note 16. Subsequent Events
On October 8, 2026, the Company acquired Deno Land Inc. which has developed an open-source JavaScript and TypeScript runtime and related developer infrastructure, for approximately $26.5 million in cash. The purchase accounting for this acquisition is in progress.

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
◦International reach. Our global network, with a presence in more than 340 cities and over 130 countries worldwide, has helped to foster our strong international growth. International markets represented 48% and 50% of our revenue in the three months ended September 30, 2026 and 2025, respectively, and we intend to continue to invest in our international growth as a strategy to expand our customer base around the world.
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
We are closely monitoring macroeconomic developments and global events, such as the tariffs described above, conflicts and geopolitical tension around the world, and other geopolitical events such as elections, including the recent U.S. midterm elections, and other governmental changes, and, in each case, how they may adversely impact our and our customers’ businesses. Weak economic conditions or uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, threats of tariffs and other impediments to cross-border trade, trade agreements or governmental fiscal, monetary and tax policies, among others, also could adversely impact our and our customers’ business, financial condition and operating results. In addition, general tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy, and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Potentially as a result of these various macroeconomic impacts on our customers, we periodically have experienced lengthening of the average sales cycle for certain types of customers and sales (including sales to new customers and expansion sales to existing customers), slowdowns in our pipeline of potential new customers and in the rate of converting sales pipeline opportunities into new sales, increases in average days sales outstanding, higher levels of churn in our paying customer base (which is when any of our paying customers cease to be a paying customer for any reason, including any pay-as-you-go customer converting to a free subscription plan), and lengthening of the timing of payment from some of our customers, all of which may have contributed to a slowdown in our revenue growth from prior periods (including with respect to new customers). We believe macroeconomic uncertainty could persist through 2026. As a result, we expect that some or all of the negative trends described in this paragraph may emerge or recur during future quarters.

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
Impact of Operating Model Evolution
On May 7, 2026, we announced a plan (the Plan) designed to further accelerate our evolution to an agentic AI-first operating model. The Plan reduced approximately 20% of our workforce. We estimate total restructuring charges under the Plan to be up to $165 million, consisting of $125 million in cash expenditures for severance and employee benefits, $35 million in stock-based compensation and $5 million in other costs. These charges were included in restructuring and other charges on our condensed consolidated statement of operations for the three and nine months ended September 30, 2026. As of September 30, 2026, the liability associated with the Plan was mostly included in accrued compensation on our condensed consolidated balance sheet. The Plan was substantially completed as of September 30, 2026. For further details regarding restructuring and other charges, refer to Note 15 to the condensed consolidated financial statements in Part I, Item 1, and Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.
Financial Measures and Key Business Metrics
We review a number of financial and operating metrics, including the following non-GAAP financial measures and key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Gross profit	$557,234	$415,711	$1,512,348	$1,162,861
Gross margin	71%	74%	71%	75%
Loss from operations	$(67,926)	$(37,460)	$(335,616)	$(157,971)
Non-GAAP income from operations	$137,084	$85,938	$306,292	$214,254
Operating margin	(9)%	(7)%	(16)%	(10)%
Non-GAAP operating margin	18%	15%	14%	14%
Net cash provided by operating activities	$215,365	$167,123	$491,259	$412,703
Net cash used in investing activities	$(806,554)	$(629,518)	$(357,186)	$(1,514,981)
Net cash provided by (used in) financing activities	$896,913	$(3,569)	$893,230	$2,007,556
Free cash flow	$82,080	$74,971	$222,538	$161,118
Net cash provided by operating activities (as a percentage of revenue)	28%	30%	23%	27%
Free cash flow margin	10%	13%	11%	10%
Paying customers (> $100,000 Annualized Revenue)(1)	5,006	4,009
(1)Key business metrics are derived on a quarterly basis. Refer to Key Business Metrics section below for further detail.

The following table summarizes the revenue by region based on the billing address of customers who use the Company’s products:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025

	(dollars in thousands)				(dollars in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage of Revenue
United States	$407,912	52%	$282,604	50%	$1,078,189	51%	$769,385	49%
Europe, Middle East, and Africa	202,235	26%	153,298	27%	564,952	27%	430,589	28%
Asia Pacific	111,655	14%	84,667	15%	309,747	14%	233,206	15%
Other	60,711	8%	41,458	8%	165,441	8%	120,250	8%
Total	$782,513	100%	$562,027	100%	$2,118,329	100%	$1,553,430	100%
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
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations and non-GAAP operating margin as U.S. GAAP loss from operations and U.S. GAAP operating margin, respectively, excluding stock-based compensation expense and its related employer payroll taxes, amortization of acquired intangible assets, acquisition-related and other expenses, lease impairment charges, legal reserve and settlements, and restructuring and other charges. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this item provides meaningful supplemental information regarding operational performance. We exclude employer payroll tax expenses related to stock-based compensation, which is a cash expense, from certain of our non-GAAP financial measures, because such expenses are dependent upon the price of our Class A common stock and other factors that are beyond our control and do not correlate to the operation of our business. We exclude amortization of acquired intangible assets, which is a non-cash expense, related to business combinations from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. We exclude acquisition-related and other expenses from certain of our non-GAAP financial measures because such expenses are related to business combinations and have no direct correlation to the operation of our business. Acquisition-related and other expenses can be cash or non-cash expenses, and include third-party transaction costs and compensation expense for key acquired personnel. We exclude lease impairment charges related to real estate leases, which is a non-cash expense, from certain of our non-GAAP financial measures because they are not indicative of our ongoing cost structure and core business performance. We exclude legal reserve, settlements, and related professional fees associated with litigation matters that are outside the ordinary course of our business. These items, which can be cash or non-cash expenses, are excluded from certain of our non-GAAP financial measures because they are not indicative of our ongoing cost structure and core business performance. We exclude restructuring and other charges, which can be cash or non-cash expenses, from certain of our non-GAAP financial measures because they are not indicative of our ongoing cost structure and core business performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Loss from operations	$(67,926)	$(37,460)	$(335,616)	$(157,971)
Add:
Stock-based compensation expense and related employer payroll taxes	174,103	119,699	442,153	357,587
Amortization of acquired intangible assets	9,216	3,699	23,868	10,686
Acquisition-related and other expenses	—	—	2,503	112
Lease impairment charges	6	—	6	3,840
Legal reserve and settlements	10,667	—	11,667	—
Restructuring and other charges	11,018	—	161,711	—
Non-GAAP income from operations	$137,084	$85,938	$306,292	$214,254
Operating margin	(9)%	(7)%	(16)%	(10)%
Non-GAAP operating margin (non-GAAP income from operations as a percentage of revenue)	18%	15%	14%	14%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Net cash provided by operating activities	$215,365	$167,123	$491,259	$412,703
Less: Purchases of property and equipment	(121,809)	(84,641)	(237,001)	(230,427)
Less: Capitalized internal-use software	(11,476)	(7,511)	(31,720)	(21,158)
Free cash flow	$82,080	$74,971	$222,538	$161,118
Net cash used in investing activities	$(806,554)	$(629,518)	$(357,186)	$(1,514,981)
Net cash provided by (used in) financing activities	$896,913	$(3,569)	$893,230	$2,007,556
Net cash provided by operating activities (as a percentage of revenue)	28%	30%	23%	27%
Less: Purchases of property and equipment (as a percentage of revenue)	(16)%	(15)%	(11)%	(15)%
Less: Capitalized internal-use software (as a percentage of revenue)	(2)%	(2)%	(1)%	(2)%
Free cash flow margin	10%	13%	11%	10%
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
The number of paying customers with Annualized Revenue greater than $100,000 was 5,006 and 4,009 for the three months ended September 30, 2026 and September 30, 2025, respectively.
Dollar-Based Net Retention Rate
Our ability to maintain long-term revenue growth and achieve profitability is dependent on our ability to retain and grow revenue generated from our existing paying customers. We believe that we will achieve these objectives by continuing to focus on customer loyalty and adding additional products and functionality to our network. Our dollar-based net retention rate is a key way we measure our performance in these areas. Dollar-based net retention rate measures our ability to retain and expand recurring revenue from existing customers. To calculate dollar-based net retention rate for a quarter, we compare the Annualized Revenue from paying customers four quarters prior to the Annualized Revenue from the same set of customers in the most recent quarter. Our dollar-based net retention rate includes expansion and is net of contraction and attrition, but excludes Annualized Revenue from new customers in the current period. Our dollar-based net retention rate excludes professional services and the benefit of free customers that upgrade to a paid subscription between the prior and current periods, even though this is an important source of incremental growth. We believe this provides a more meaningful representation of our ability to add incremental business from existing paying customers as they renew and expand their contracts. Our dollar-based net retention rates were 122% and 119% for the three months ended September 30, 2026 and September 30, 2025, respectively.
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
Interest Expense
Interest expense consists primarily of amortization of the debt issuance costs on our 0% Convertible Senior Notes due 2031 (the 2031 Notes), 0% Convertible Senior Notes due 2030 (the 2030 Notes, and together with the 2031 Notes, the Notes), and 0% Convertible Senior Notes due 2026 (the 2026 Notes).
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the periods presented in dollars and as a percentage of our revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Revenue	$782,513	$562,027	$2,118,329	$1,553,430
Cost of revenue	225,279	146,316	605,981	390,569
Gross profit	557,234	415,711	1,512,348	1,162,861
Operating expenses:
Sales and marketing	337,987	236,309	885,709	669,679
Research and development	168,204	120,956	478,662	370,602
General and administrative	107,951	95,906	321,882	280,551
Restructuring and other charges	11,018	—	161,711	—
Total operating expenses	625,160	453,171	1,847,964	1,320,832
Loss from operations	(67,926)	(37,460)	(335,616)	(157,971)
Non-operating income (expense):
Interest income	45,363	42,529	125,461	89,334
Interest expense	(3,545)	(2,912)	(9,197)	(5,879)
Other income (expense), net	(1,187)	(307)	2,716	(7,682)
Total non-operating income, net	40,631	39,310	118,980	75,773
Income (loss) before income taxes	(27,295)	1,850	(216,636)	(82,198)
Provision for income taxes	6,770	3,140	10,337	7,992
Net loss	$(34,065)	$(1,290)	$(226,973)	$(90,190)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Percentage of Revenue Data:
Revenue	100%	100%	100%	100%
Cost of revenue	29	26	29	25
Gross margin	71	74	71	75
Operating expenses:
Sales and marketing	43	42	42	43
Research and development	22	22	22	24
General and administrative	14	17	15	18
Restructuring and other charges	1	—	8	—
Total operating expenses	80	81	87	85
Loss from operations	(9)	(7)	(16)	(10)
Non-operating income (expense):
Interest income	6	8	6	6
Interest expense	—	(1)	—	—
Other income (expense), net	—	—	—	(1)
Total non-operating income, net	6	7	6	5
Income (loss) before income taxes	(3)	—	(10)	(5)
Provision for income taxes	1	—	1	1
Net loss	(4)%	—%	(11)%	(6)%
Comparison of Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Revenue	$782,513	$562,027	$220,486	39%	$2,118,329	$1,553,430	$564,899	36%
Revenue increased by $220.5 million and $564.9 million, or 39% and 36%, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The increase in revenue was primarily due to the addition of new paying customers, including growth in paying customers with greater than $100,000 in annualized revenue, which increased to 5,006 as of September 30, 2026 from 4,009 as of September 30, 2025, as well as the expansion within our existing paying customers, which was reflected by our dollar-based net retention rate of 122% for the three months ended September 30, 2026.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$225,279	$146,316	$78,963	54%	$605,981	$390,569	$215,412	55%
Gross margin	71%	74%			71%	75%
Cost of revenue increased by $79.0 million, or 54%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in the cost of revenue was primarily due to an increase of $43.0 million in third-party technology services costs, an increase of $19.4 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, and an increase of $10.1 million in depreciation expense due to an increase in server acquisitions and deployments.
Cost of revenue increased by $215.4 million, or 55%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in the cost of revenue was primarily due to an increase of $104.0 million in third-party technology services costs, an increase of $55.9 million in expenses related to operating in co-location facilities and network and bandwidth costs for operating our global network for our expanded customer base, as well as increased capacity to support our growth, an increase of $31.8 million in depreciation expense due to an increase in server acquisitions and deployments, an increase of $12.8 million in employee-related costs, and an increase of $5.1 million in amortization expense of capitalized internal-use software.
Gross margin decreased to 71% from 74%, and 71% from 75%, respectively, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease in gross margin was primarily due to the increases in costs mentioned above.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$337,987	$236,309	$101,678	43%	$885,709	$669,679	$216,030	32%
Sales and marketing expenses increased by $101.7 million, or 43%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by $54.4 million in increased employee-related costs due to a 2% increase in headcount in our sales and marketing organization, including an increase of $27.2 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $18.1 million in revenue share, an increase of $9.7 million in expenses for marketing programs, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $9.5 million in subscription expenses, an increase of $7.7 million in depreciation expense, and an increase of $5.4 million in amortization expense of capitalized internal-use software. These increases were partially offset by a $9.9 million decrease in co-location and bandwidth expenses for free customers.
Sales and marketing expenses increased by $216.0 million, or 32%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by $146.5 million in increased employee-related costs due to a 2% increase in headcount in our sales and marketing organization, including an increase of $41.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $24.4 million in expenses for marketing programs, investments in brand awareness advertising, third-party industry events, and digital performance marketing, an increase of $20.7 million in depreciation expense, an increase of $20.0 million in subscription expenses, an increase of $19.3 million in revenue share, and an increase of $10.6 million in amortization expense of capitalized internal-use software. These increases were partially offset by a $29.7 million decrease in co-location and bandwidth expenses for free customers.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Research and development	$168,204	$120,956	$47,248	39%	$478,662	$370,602	$108,060	29%
Research and development expenses increased by $47.2 million, or 39%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by $37.9 million in increased employee-related costs, including an increase of $25.7 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $12.5 million in subscription expenses, partially offset by increased capitalized internal-use software development costs of $4.5 million.
Research and development expenses increased by $108.1 million, or 29%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by $92.9 million in increased employee-related costs, including an increase of $42.5 million in stock-based compensation expense. The remainder of the increase was primarily due to an increase of $26.2 million in subscription expenses, partially offset by increased capitalized internal-use software development costs of $10.9 million.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
General and administrative	$107,951	$95,906	$12,045	13%	$321,882	$280,551	$41,331	15%
General and administrative expenses increased by $12.0 million, or 13%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to an increase of $10.7 million in professional fees for third-party accounting, consulting, and legal services. The remainder of the increase was primarily due to an increase of $3.0 million in business licenses and taxes, partially offset by an $8.9 million decrease in employee-related costs due to a 14% decrease in headcount in our general and administrative organization.
General and administrative expenses increased by $41.3 million, or 15%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to an increase of $34.1 million in professional fees for third-party accounting, consulting, and legal services, an increase of $4.9 million in amortization expense of capitalized internal-use software, an increase of $3.8 million in business licenses and taxes, an increase of $2.5 million in acquisitions-related costs, and an increase of $1.0 million in travel-related expenses. These increases were partially offset by a $14.9 million decrease in employee-related costs due to a 14% decrease in headcount in our general and administrative organization.
Restructuring and other charges

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Restructuring and other charges	$11,018	$—	$11,018	100%	$161,711	$—	$161,711	100%
Restructuring and other charges increased by $11.0 million and $161.7 million, or 100%, respectively, during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025. The increase is due to the Plan. Refer to Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Operating Income (Expense)
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Interest income	$45,363	$42,529	$2,834	7%	$125,461	$89,334	$36,127	40%
Interest income did not significantly fluctuate during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.
Interest income increased by $36.1 million, or 40%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase in interest income was primarily driven by larger investment balance during the current fiscal year.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Interest expense	$(3,545)	$(2,912)	$(633)	22%	$(9,197)	$(5,879)	$(3,318)	56%
Interest expense did not significantly fluctuate during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025.
Other Income (Expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(1,187)	$(307)	$(880)	287%	$2,716	$(7,682)	$10,398	135%
Other income (expense), net did not significantly fluctuate during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.
Other income (expense), net increased by $10.4 million, or 135%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily driven by larger unrealized gains due to changes in foreign currency exchange rates relative to the U.S. dollar compared to prior periods.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$6,770	$3,140	$3,630	116%	$10,337	$7,992	$2,345	29%

The net change in income taxes for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is $3.6 million. The income tax expense of $6.8 million for the three months ended September 30, 2026 was primarily related to income tax expense from profitable foreign jurisdictions. The income tax expense of $3.1 million for the three months ended September 30, 2025 was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes.
The net change in income taxes for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is $2.3 million. The income tax expense of $10.3 million for the nine months ended September 30, 2026 was primarily related to income tax expense from profitable foreign jurisdictions, offset by the partial release of the U.S. and U.K. valuation allowances in connection with acquisitions. The income tax expense of $8.0 million for the nine months ended September 30, 2025 was primarily related to income tax expense from profitable foreign jurisdictions and withholding taxes.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through net proceeds from the sale of our equity and debt securities, as well as cash flow from our operating activities, and we expect to continue to finance our operations using the same sources for the foreseeable future.
As of September 30, 2026, we had $2,500.0 million aggregate principal amount of the 2031 Notes and $2,000.0 million aggregate principal amount of the 2030 Notes outstanding. The 2031 Notes and 2030 Notes mature on August 15, 2031 and June 15, 2030, respectively. In connection with the offering of the Notes, we entered into the 2031 Capped Calls and 2030 Capped Calls. The 2031 Capped Calls and 2030 Capped Calls expire in incremental components on each trading date between July 17, 2031 and August 13, 2031, and between May 16, 2030 and June 13, 2030, respectively.
During the three months ended September 30, 2026, we settled conversions and repaid approximately $1,293.8 million aggregate principal amount of the 2026 Notes. We paid in cash equal to the principal amount of the 2026 Notes and issued approximately 2.2 million shares of our Class A common stock for the remainder of the conversion value in excess of the aggregate principal amount converted. For excess conversion value that otherwise would have resulted in the issuance of fractional shares, we paid cash in lieu of such fractional shares. We also settled the 2026 Capped Calls associated with the 2026 Notes and received 1.4 million shares of our Class A common stock and an immaterial amount of cash in lieu of fractional shares.
In May 2024, we entered into a credit agreement with a syndicated group of lenders, which provides for the Revolving Credit Facility of $400.0 million, with a sublimit of $30.0 million available for the issuance of letters of credit and $30.0 million available for swingline borrowings. The credit agreement permits us to increase the commitments under the Revolving Credit Facility by an aggregate principal amount of up to $150.0 million, subject to the satisfaction of certain conditions. The proceeds of the loans under the Revolving Credit Facility may be used for working capital and general corporate purposes. As of September 30, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2026.
As of September 30, 2026, we had cash and cash equivalents of $1,969.5 million, including $45.7 million held by our foreign subsidiaries. Our cash and cash equivalents consist of cash, highly liquid money market funds, time deposits, and commercial paper. We also had available-for-sale securities of $3,159.2 million consisting of corporate bonds, U.S. treasury securities, U.S. government agency securities, and commercial paper. As of September 30, 2026, our investment portfolio consisted of investment grade securities with an average credit rating of AA-. We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1,431.9 million as of September 30, 2026. We expect to continue to incur operating losses and cash flow that may fluctuate between positive and negative for the foreseeable future due to the investments we intend to make in our business, and as a result we may require additional capital resources to execute on our strategic initiatives to grow our business.
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
As of September 30, 2026, our material cash requirements include contractual obligations from the Notes, purchase commitments, and lease obligations. Refer to Notes 6, 7, and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these material cash requirements.
In addition to the contractual obligations described above, as of September 30, 2026, we had $12.2 million recognized as total restricted cash on our condensed consolidated balance sheets related to holdback consideration associated with asset acquisitions and business combinations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$491,259	$412,703
Net cash used in investing activities	$(357,186)	$(1,514,981)
Net cash provided by financing activities	$893,230	$2,007,556
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2026 was $491.3 million, which resulted from a net loss of $227.0 million, adjusted for non-cash charges of $780.6 million and net cash outflow of $62.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $441.7 million for stock-based compensation expense, $190.5 million for depreciation and amortization expense, $97.8 million for amortization of deferred contract acquisition costs, $64.1 million for non-cash operating lease costs, $8.3 million for provision of bad debt and $7.8 million for amortization of debt issuance cost, which were partially offset by $16.5 million for net accretion of discounts, and $7.0 million for deferred income taxes. The net cash outflows from changes in operating assets and liabilities were primarily the result of a $144.9 million increase in deferred contract acquisition costs due to the addition of new customers, a $112.8 million increase in prepaid expenses and other current assets, a $104.1 million increase in accounts receivable, net, which increased due to our growing customer base and timing of collections from our customers, an increase of $67.1 million in payments related to operating lease liabilities, an increase of $9.6 million in other noncurrent assets related to operating activities, and a $6.7 million increase in contract assets, which were partially offset by a $190.9 million increase in deferred revenue, a $106.9 million increase in accrued expenses and other current liabilities, a $60.6 million increase in accounts payable, and a $23.0 million increase in accrued compensation.
Net cash provided by operating activities during the nine months ended September 30, 2025 was $412.7 million, which resulted from a net loss of $90.2 million, adjusted for non-cash charges of $584.3 million and net cash outflow of $81.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $327.8 million for stock-based compensation expense, $137.2 million for depreciation and amortization expense, $73.7 million for amortization of deferred contract acquisition costs, $47.2 million for non-cash operating lease costs, $12.8 million for provision of bad debt, and $4.6 million for amortization of debt issuance costs, which were partially offset by $21.5 million for net accretion of discounts. The net cash outflow from changes in operating assets and liabilities were primarily the result of a $95.5 million increase in deferred contract acquisition costs due to the addition of new customers, a $62.3 million increase in prepaid expenses and other current assets, a $47.9 million increase in accounts receivable, net related to operating activities, which increased due to our growing customer base and timing of collections from our customers, an increase of $41.9 million in payments related to operating lease liabilities, a $6.1 million increase in contract assets, and a $4.3 million decrease in accounts payable, which were partially offset by a $145.0 million increase in deferred revenue, a $17.6 million increase in accrued expenses and other current liabilities, a $9.3 million increase in accrued compensation, and a $4.4 million decrease in other noncurrent assets related to operating activities.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 of $357.2 million resulted primarily from the purchases of available-for-sale securities of $2,111.7 million, capital expenditures of $237.0 million, cash paid for asset acquisitions and business combinations, net of cash acquired of $74.3 million, and capitalization of internal-use software development costs of $31.7 million, which were partially offset by the maturities of available-for-sale securities of $2,093.5 million.
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
Financing Activities
Net cash provided by financing activities of $893.2 million during the nine months ended September 30, 2026 was primarily due to $2,500.0 million gross proceeds from issuance of the 2031 Notes, $16.1 million proceeds from the issuance of Class A common stock pursuant to the 2019 Employee Stock Purchase Plan (the ESPP) and $15.8 million of proceeds from the exercise of vested stock options, which were partially offset by $1,293.8 million repayment of the 2026 Notes, $259.5 million from the purchases of the 2031 Capped Calls, $48.6 million of payments of tax withholding on restricted stock unit (RSU) settlements, and $36.6 million cash paid for issuance costs related to the 2031 Notes.
Net cash provided by financing activities of $2,007.6 million during the nine months ended September 30, 2025 was primarily due to $2,000.0 million gross proceeds from the issuance of the 2030 Notes, $309.6 million proceeds from the settlement of the 2025 Capped Calls, $29.5 million of proceeds from the exercise of vested stock options, and $13.1 million proceeds from the issuance of Class A common stock pursuant to the ESPP, which were partially offset by $283.4 million from the purchases of the 2030 Capped Calls, $32.2 million of payments of tax withholding on RSU settlements, and $29.0 million cash paid for issuance costs related to the 2030 Notes.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Our significant accounting policies are discussed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no changes to these policies for the nine months ended September 30, 2026.

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
Interest Rate Risk
As of September 30, 2026, we had $2,500.0 million aggregate principal amount of the 2031 Notes and $2,000.0 million aggregate principal amount of the 2030 Notes outstanding. The 2031 Notes and 2030 Notes mature on August 15, 2031 and June 15, 2030, respectively. The Notes do not have regularly scheduled interest payments; therefore, we do not have economic interest rate exposure on the Notes. We carry the Notes at face value less the unamortized issuance costs on our condensed consolidated balance sheets. Generally, the fair market value of the Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates.
We are exposed to the impact of changes in interest rates in connection with borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest, at our option, at either the alternate base rate or an adjusted term SOFR rate (each as determined from time to time in accordance with the credit agreement), plus a margin of between 1.75% and 2.50%. Consequently, our interest expense would fluctuate if we were to borrow any amounts under the Revolving Credit Facility as a result of the floating interest rates applicable to such borrowings and potential changes in the applicable margin resulting from changes to our total net leverage ratio. As of September 30, 2026, no loans were outstanding under the Revolving Credit Facility. Letters of credit issued under the credit agreement were not material as of September 30, 2026.
As of September 30, 2026, we had cash and cash equivalents of $1,969.5 million and available-for-sale securities of $3,159.2 million. The carrying amount of our cash equivalents approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. Our available-for-sale securities are held for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
A sensitivity analysis performed on our investment portfolio indicated that a hypothetical 1% increase or decrease in interest rates would have resulted in an increase of $32.4 million or decrease of $32.1 million in the market value of our investments in available-for-sale securities as of September 30, 2026.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. During the nine months ended September 30, 2026 and 2025, a hypothetical 10% strengthening or weakening of the U.S. dollar applicable to our business would not have had a material impact on our condensed consolidated financial statements.
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

Changes in Internal Controls Over Financial Reporting
During the three months ended June 30, 2026, we implemented a new enterprise resource planning system and, consequently, modified the design and operation of certain of our internal controls over activities related to accumulation, recording and reporting of information in our financial statements. We are continuing a phased upgrade of our enterprise resource planning, or ERP, system to update our existing core financial systems. We have performed an evaluation of our control environment, operating procedures, data and internal controls and determined that the design of our processes and controls have continued to operate effectively throughout this system implementation. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in all periods since we began operations and we may not achieve or maintain profitability in the future. We experienced net losses of $34.1 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $227.0 million and $90.2 million for the nine months ended September 30, 2026 and 2025, respectively, and as of September 30, 2026, we had an accumulated deficit of $1,431.9 million. Because the markets for our products are rapidly evolving, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, expand our operations and infrastructure both domestically and internationally, and continue to develop our products. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.
We have experienced rapid revenue growth, which may not be indicative of our future performance.
We have experienced rapid revenue growth in recent periods, with revenue of $782.5 million and $562.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2,118.3 million and $1,553.4 million for the nine months ended September 30, 2026 and 2025, respectively. However, our rate of revenue growth has periodically slowed in past periods and may slow again in future periods. You should not consider our historical growth in revenue as indicative of our future performance. In particular, our revenue growth rates may slow or decline in the future and may not be sufficient to achieve and sustain profitability, as we also expect our costs to increase in future periods. We believe that historical comparisons of our revenue may not be meaningful and should not be relied upon as an indication of future performance. Accordingly, you should not rely on our revenue and other growth for any prior quarter or year as an indication of our future revenue or revenue growth.
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

Our ability to successfully operate our business will depend in part on our use of AI and other automation tools and resources and the effectiveness and reliability of these tools and resources. These technologies may be more costly than we currently anticipate, may not perform as expected, may require more time or expense to implement effectively than anticipated, may introduce operational or cybersecurity risks, or may fail to enhance productivity and maintain operational efficiency as expected. Increased use of AI and other automation tools and technologies also could increase the risk of operational disruptions and errors, network interruptions, control failures or other significant events, particularly during transition periods, as internal responsibilities are reassigned and processes are adjusted. Any failure to successfully implement these actions, or any unintended consequences resulting from them, could result in reputational harm, loss of customers, reduction in sales, delays in product development or strategic initiatives, and could materially and adversely affect our business, financial condition and results of operations.

Our recent workforce reduction has resulted in severance and other restructuring charges. We may also incur unexpected additional costs in connection with these departures, including as a result of potential claims by employees, organizations that represent employees such as works councils, and governmental or regulatory bodies. In addition, the workforce reduction may disrupt our operations, adversely affect employee morale and productivity, and result in increased employee turnover. The departure of employees, including experienced personnel, may have resulted in the loss of institutional knowledge and expertise, and remaining employees may experience increased workloads, which could lead to increased error rates, reduced innovation, and further attrition of key talent. Although we expect to continue to invest in the employees not impacted by the workforce reduction and those we may hire in the future, the workforce reduction could harm our reputation, make the future retention and hiring of employees more difficult, and require payment of increased compensation.

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
Conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections, including the recent U.S. midterm elections, and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.

Conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections, including the recent U.S. midterm elections, and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or seek to renegotiate their contracts with us, cause one or more of our suppliers to increase prices as a result of current or potential future tariffs, inflation, or other factors, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations, and financial condition.
Any of the negative impacts of conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions, other geopolitical events such as elections, including the recent U.S. midterm elections, and other governmental changes, and any related challenging macroeconomic conditions globally and in various countries in which we and our customers operate, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including volatility in the trading prices of our Class A common stock. The full extent to which these factors will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of conflicts and geopolitical tension around the world, and any economic downturns and the actions taken by governmental authorities and other third parties in response.
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
•our failure to obtain additional, or maintain existing, government or industry security certifications for our network and products, such as Federal Risk and Authorization Management Program (FedRAMP) High authorization that we achieved in August 2026;
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
•deteriorating general economic conditions, including inflation, rising interest rates, and the actual or perceived failure or financial difficulties of financial institutions; and
•impacts of conflicts and geopolitical tension around the world or any worsening or expansion of those conflicts or tensions and impacts of geopolitical events such as elections, including the recent U.S. midterm elections, and other governmental changes.
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
If we are unable to effectively attract, expand, and retain sales to large customers, or we fail to mitigate the additional risks associated with serving large customers, our business, results of operations, and financial condition may suffer.
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
In addition, our sales efforts typically involve educating our prospective large customers about the uses, benefits, and value proposition of our network and products. Our sales force develops relationships directly with our customers and our channel partners through account penetration, account coordination, sales, and overall market development. Potential large customers often view the subscription to our products, including any expansion of those subscriptions, as a significant strategic decision and, as a result, in some cases require considerable time to evaluate, test, and qualify our network and products prior to entering into or expanding a relationship with us. As a result, we spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Subscriptions to our products, including expanded subscriptions, often are subject to budget constraints, multiple approvals, and unanticipated administrative, processing, and other delays. In addition, some of our subscription agreements with our large customers may have more customer favorable early termination rights, less favorable limitations on liability, indemnification, and other legal provisions for us, greater usage-based pricing than is the case with our customary subscription-based agreements with our contracted customers and our pay-as-you-go customers, or generate lower margins than other contracted customers. For example, subscription agreements with certain of our largest customers are structured on a "pool of funds" model in which the customer commits to spend at least a specified amount on our products during the subscription period. These "pool of funds" arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period under the terms of these subscription agreements. As a result of the foregoing, it is difficult to predict whether or when a sale to a prospective large customer will be completed, how much incremental revenue or gross profit will result from such sales over the duration of the agreement, and when revenue from a subscription will be recognized or will cease.
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
The markets for our network and products are intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent introductions of new, and improvements of, existing products. Our broad portfolio of products exposes us to competition from a large number of competitors in a number of different markets, including companies and their product and services offerings in, among others, virtual private networks, internal and external firewalls, web security (including web application firewalls and content filtering), distributed denial-of-service (DDoS) prevention, intrusion detection and prevention, application delivery controls, content delivery networks, domain name systems, email security vendors, advanced threat prevention, wide area network (WAN) technology, developer platforms, and AI inference.
Our competitors provide both on-premises, appliance-based solutions, and cloud-based services that have functionality similar to our network and products. We expect competition to increase as other established and emerging companies and start-ups enter the markets for products and solutions for security, performance, and reliability, in particular with respect to cloud-based solutions, as customer requirements evolve and as new products, services, and technologies, including those that leverage AI and machine learning, are introduced. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in revenue or our growth rate that could materially and adversely affect our business and results of operations.
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
In addition, some of our larger current and potential future competitors have substantially broader and more diverse product and services offerings, which may allow them to leverage existing commercial relationships, incorporate functionality into existing products, sell products and services with which we compete at zero or negative margins, offer fee waivers and reductions or other economic and non-economic concessions, bundle products and solutions, maintain closed technology platforms, or render our products unable to interoperate with such platforms. If they were to engage in predatory competitive practices, it could harm our existing product offerings or prevent us from creating viable products in other segments of the markets in which we participate. If our competitors are able to exploit their advantages or are able to persuade our customers or potential customers that their products are superior to ours, we may not be able to compete effectively and our business, financial condition, and results of operations may be materially affected.
If we do not effectively attract, train, and retain our sales force to be able to sell our existing and new products and product features, we may be unable to add new contracted customers, or increase sales to our existing customers and our business would be adversely affected.
A substantial majority of our revenue in the nine months ended September 30, 2026 was from contracted customers that were acquired through our inside and field sales teams, and we expect our sales teams to continue generating the majority of our revenue for the foreseeable future. As a result, our financial condition and results of operations are dependent to a significant degree on our ability to effectively attract, train, and retain qualified sales personnel, including senior sales leaders, and the ability of our dedicated sales personnel to acquire new contracted customers and expand our relationships with our existing contracted customers. Our sales representatives typically engage in direct interaction with our prospective contracted customers. Increasing our customer base and achieving broader market acceptance of our network and products will depend, to a significant extent, on our ability to expand and further invest in our sales and marketing operations and activities. There is significant competition for sales personnel with the advanced sales skills and technical knowledge we need. We believe that selling subscriptions to our products requires particularly talented sales personnel that understand a very wide array of highly technical topics, including significant portions of global networking, Internet, enterprise and identity security, and application development for both on-premises and cloud requirements. Changes in the senior leadership of our sales team (including the previously announced departure of our current President of Revenue at the end of 2026 and the start of our new President of Revenue in November 2026) could negatively impact our ability to retain current members of our sales team or attract new talent. In addition, as we continue to develop and sell newer types of products and product features, many of which are significantly different than our historical products, we will need our sales personnel to be proficient in selling both these newer products and features and our suite of other products to our existing and potential customers. If we are unable to effectively attract, train, and retain qualified sales personnel, particularly as our lines of products and product features expand, our business, results of operations, and financial condition will be adversely impacted.
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
As we continue to focus on revenue growth, we are seeking to increase our rate of hiring sales personnel and any delays in making these incremental sales hires or decrease in the quality of our sales personnel could have an adverse impact on our ability to increase revenue, particularly with respect to our sales to contracted customers. In addition, if we fail to effectively train and integrate new hires, it could negatively impact the existing sales and marketing personnel and their productivity, relationships with our customers, our ability to generate a pipeline of new customers, and our ability to increase revenue.

New sales hires require significant training and may take significant time before they achieve full productivity. As a result, our new sales hires and planned sales hires may not become as productive as we would like or as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, due to our rapid growth, a large percentage of our sales team is new to our company and inexperienced in selling subscriptions to our products, and therefore these personnel may be less effective than our more seasoned employees. For example, since late 2022, we periodically experienced reductions in average productivity among our sales personnel, which we believe were due in part to new sales hires not becoming as productive as we expected and exacerbated by worsening or uncertain macroeconomic conditions. While we continue to address productivity and focus on hiring, training, and retaining successful sales personnel, these efforts may take longer than anticipated, which may negatively impact our ability to achieve our targeted revenue growth.
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
•further improving our key business applications, processes, and IT infrastructure, including our network co-location facilities and our enterprise resource planning (ERP) system, to support our current and anticipated business needs;
•enhancing our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our growing base of channel partners, customers, and users;
•maintaining high levels of customer support; and
•appropriately documenting and testing our ERP and other IT systems and business processes.

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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. Additionally, as our business grows in scale and complexity, other changes to our management team may be necessary. For example, we have hired or promoted several new members of our senior management team in recent years, such as our Chief Strategy Officer, our Chief People Officer, our Chief Marketing Officer, our Chief Legal Officer, our Chief Engineering Officer, and our new President of Revenue. In addition, our President of Product and Engineering departed during 2025 to become chief executive officer of another public company, our prior Chief Legal Officer resigned from that position during the first quarter of 2026, and our President of Revenue announced that he is departing at the end of 2026. Any significant leadership change or senior management transition, such as these, involves inherent risks and any failure to ensure timely and suitable replacements and smooth transitions could hinder our strategic planning, business execution, and future performance. In particular, these or any future leadership transitions may result in, and in some cases have resulted in, a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and disruptions in our operations and relationships with existing employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives. If we lose one or more of our senior management or other key employees and are unable to find adequate replacements, or if we fail to successfully attract, integrate, retain and motivate members of our senior management team and key employees, our business could be harmed.
To execute our growth plan, we must also attract and retain large numbers of highly qualified personnel in a number of job markets globally. In particular, it is critical for us to attract and retain sales and engineering talent in our fast growing industry. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in Lisbon, London, Singapore, and Austin, Texas, as well as other locations where we employ personnel, is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud and AI applications. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications or level of experience. For example, we have experienced, and may continue to experience, difficulty recruiting, hiring, and retaining sales personnel with the appropriate level of experience and knowledge necessary to effectively sell our products to large customers and engineers with experience designing and developing cloud and AI applications. Additionally, in recent years, recruiting, hiring, and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of high-profile cybersecurity attacks on global corporations and governments. Many of the companies with which we compete for experienced personnel (in particular, public cloud companies and frontier AI model companies) have greater resources than we have and may provide higher levels of compensation or more attractive benefits. We periodically have needed to, and in the future we may need to further increase our existing compensation levels for various types of employees in response to competition, rising inflation, or labor shortages, which may increase our operating costs and reduce our margins. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Volatility or lack of performance in our stock price has in the past, and may in the future, affect our ability to attract and retain our key employees or require us to increase the number of shares that we include in employee equity awards, which has and may continue to affect our outstanding share count, cause dilution to existing shareholders, and increase our stock-based compensation expense. In addition, upon vesting of equity awards, many of our employees have acquired or may soon acquire a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate, or retain qualified personnel to fulfill our current or future needs could materially and adversely affect our business, results of operations, and financial condition.
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
In addition, we must comply with laws and regulations relating to the formation, administration, and performance of contracts with the public sector, including U.S. federal, state, and local governmental organizations, as well as foreign governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our products to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including expanded compliance obligations under the Federal Acquisition Regulations. Failure to comply with these laws, regulations, and requirements by either us or our channel partners could subject us to investigations, fines, and other penalties, which could have an adverse effect on our business, results of operations, and financial condition. For example, the U.S. Department of Justice (DOJ) and the General Services Administration (GSA) have in the past pursued claims against and financial settlements with vendors under the False Claims Act and other statutes related to misrepresenting cybersecurity practices or protocols, pricing and discount practices and compliance with certain provisions of GSA contracts. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have a material adverse effect on our revenue, results of operations, and financial condition. Any inability to address these risks and challenges could reduce the commercial benefit to us or otherwise preclude us from selling our products to government organizations.
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
We generally recognize revenue from customers ratably over the term of their subscription, which in the case of our contracted customers typically range from one to three years and in the case of our pay-as-you-go customers is typically monthly. In addition, our subscription agreements with certain of our largest customers are structured on a "pool of funds" model in which the customer commits to spend at least a specified amount on our products during the subscription period. These “pool of funds” arrangements do not require the customer to subscribe for specific products or spend any specific amounts during any month, quarter or, if applicable, year of the subscription period, but the funds must be utilized during the subscription period under the terms of these subscription agreements. Additionally, for certain of our products, such as many of our developer platform products, the costs are based on the contracted customers’ amount of usage of the product and there is no obligation to continue to use the product or increase usage. Consequently, any increase or decline in new sales or renewals to our customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods and it may be difficult for us to predict the amounts that will be reflected in our results of operations in those future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals or usage of our products that are subject to usage-based pricing. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as it is difficult to predict when revenue from new customers will be recognized over the applicable subscription term.
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
Historically, we have financed our operations primarily through the sale of our equity and equity-linked securities as well as payments received from our customers. For example, we received substantial proceeds from the issuance and sales of our 0% Convertible Senior Notes due 2030 (the 2030 Notes) and 0% Convertible Senior Notes due 2031 (the 2031 Notes, and together with the 2030 Notes, the Notes). We also entered into a senior secured credit agreement in May 2024 that includes a $400 million revolving credit facility (the Revolving Credit Facility). Although we currently anticipate that our existing cash, cash equivalents, available-for-sale securities, available borrowing under the Revolving Credit Facility, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. For example, volatility in equity capital markets has adversely affected and may continue to adversely affect market prices of our shares of Class A common stock. This may materially and adversely affect our ability to fund our business through the sale of our equity and equity-linked securities if such funding were to become necessary. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and, in the case of equity or equity-linked securities, our stockholders may experience dilution.

Risks Related to Our Network and Products
We may not be able to respond to rapid technological changes or develop new products and product features that are attractive to, and that contain all of the capabilities required by, our current and prospective future customers, especially large customers.
The industry in which we compete is characterized by rapid, AI-enabled technological change, including frequent introductions of new products and services, evolving industry standards, changing regulations, and the development of novel cyber attacks by hostile parties, as well as changing customer needs, requirements, and preferences. Our need for continuous innovation is driven not only by competitive forces within our industry but also by our need to out-innovate the highly motivated, AI-enabled third parties seeking to breach or compromise our network and those of our customers for economic, political, military, or other purposes.

Our ability to attract new customers and retain, and increase, revenue from existing customers will depend in significant part on our ability to anticipate and respond effectively to these forces on a timely basis and continue to introduce enhancements to our network and existing products and develop new products that have the features, and that function with the security, performance, and reliability capabilities, demanded by our customers, especially our large customers. If new technologies or advancements in technologies emerge that deliver competitive products and services at lower prices, more efficiently, more conveniently, more securely or reliably, or are higher performing, these technologies or advancements could render our network and existing products less attractive to our current and prospective future customers, or obsolete. For example, AI and machine learning is changing the speed and frequency of cyber threats and also changing the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt these new technologies will face a competitive disadvantage. The development of novel attacks or exploits by criminal or malicious elements or hostile state actors also could render our network and existing products less effective or obsolete. If we are unable to develop new products and enhance our existing products so that they have the features and capabilities required by existing and potential new customers, especially large customers, our business, results of operations, and financial condition will be materially and adversely affected.
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
We face security threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data, including the equipment at our network and core co-location facilities. It is virtually impossible for us to entirely mitigate the risk of these security threats and the security, performance, and reliability of our network and products has been in the past, and may be in the future, disrupted by third parties, including nation-states, competitors, hackers, disgruntled employees, former employees, or contractors. For example, in November 2023, we detected that a likely nation-state threat actor had gained unauthorized access to one of our internal systems. While we immediately began investigating the intrusion and believe we cut off the threat actor’s access prior to significant impact on our customer data or systems, we expect we will continue to be subject to similar threats of unauthorized access in the future and we may not be as successful in quickly identifying such intrusions and mitigating the impacts of such intrusions. We also face the possibility of security threats from other sources, such as employee or contractor errors (including errors in utilizing AI or machine learning in our products or in the operation of our business that could compromise our network and products or our internal systems, networks, and data, or result in the unintentional public disclosure of our or our customers’ confidential data) or malfeasance. For example, hostile third parties, including nation-states and their agents, in the past have sought direct or indirect employment at Cloudflare, or attempted to bribe, extort, or otherwise manipulate our employees or contractors to compromise our network and products and in the future other hostile third parties may take similar actions. As our business grows and we employ more employees and engage more contractors in more countries around the world, our ability to supervise the actions of our employees and contractors will decrease and the risk of an employee or contractor error or act of malfeasance will increase. These security threats from third parties are also likely to increase as the numbers, sizes, and types of customers using our network and products increases, particularly our customers that are involved in particularly sensitive industries or activities, such as banking and finance companies and governmental entities or in relation to elections in the United States or elsewhere. Additionally, AI and machine learning may increase cybersecurity risks we face as they are used to increase the prevalence, intensity, or speed of cyber attacks or to detect, and take advantage of, potential vulnerabilities in our or our customers' internal systems, networks, and data. For example, in October 2026, we implemented mitigations in our web application firewall to address vulnerabilities known as “php2shell” that had been identified in PHP, a widely-used open-source scripting language designed primarily for web development, and then observed attackers seeking to exploit these vulnerabilities and our related mitigation within hours of the php2shell vulnerabilities being publicly disclosed.
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
The global network that we use to provide our products to our customers is made up of equipment at co-location facilities located in more than 340 cities and over 130 countries worldwide and we expect to continue to increase the size of our network in the future. As we grow the size and scope of our network, the number of our employees and third party contractors that have access to our equipment at these facilities will continue to increase, which will also increase the risk of potential errors or malfeasance such as potential equipment theft or potential attempts to interfere with, or intercept, network and customer data that is held in, or flows through, this equipment. In addition, local government officials may attempt to, or successfully take control of, our equipment in an attempt to interfere with our services or intercept data. Because the equipment in our network co-location facilities is designed to run all of our products, any insertion of ransomware or other malicious code on, unauthorized access to, or other security breach or incident with respect to, any of this equipment at any of these locations around the world could potentially impact all of our products running on this equipment around the world. We may also experience security breaches and other incidents that may remain undetected for an extended period and, therefore, may have a greater impact on our products and the networks and systems used in our business, the proprietary and other confidential data contained on our network or otherwise stored or processed in our operations, and ultimately our business. We expect to incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents, and we have in the past faced, including in connection     with the November 2023 intrusion of our systems, and may in the future face, increased costs in the event of actual or perceived security breaches or other security-related incidents. Our internal systems are exposed to the same cybersecurity risks and consequences of a breach as the systems of our customers and other enterprises, any of which could have an adverse effect on our business or reputation. These cybersecurity risks pose a particularly significant risk to a business like ours that is focused on providing highly secure products to customers. With the increase in remote work during recent years, we and our customers face increased risks to the security of infrastructure and data, and geopolitical tensions and conflicts may increase these risks. We cannot guarantee that our security measures will prevent security breaches or incidents. We also may face increased costs relating to maintaining and securing our infrastructure and data that we maintain and otherwise process.
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
As of September 30, 2026, we hosted our global network and served our customers from co-location and Internet Service Provider (ISP) partner facilities located in more than 340 cities and over 130 countries worldwide. In addition to these global facilities, much of the infrastructure for our global network and for our business and operations is maintained through a core co-location facility located in the greater Portland, Oregon area, a second core co-location facility located in Amsterdam that provides certain redundancy to the U.S. core facility, and through a limited number of other U.S. co-location facilities that provide limited subsets of our network support. While we have electronic and, to a lesser extent, physical access to the components and infrastructure of our network and co-location facilities that are hosted by third parties — including ISP-partner facilities — we do not control the operation of these third-party facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. All of our co-location and ISP-partner facilities and network infrastructure are vulnerable to damage or interruption from a variety of sources including earthquakes; weather events; floods; fires; power loss; system failures; computer viruses; physical or electronic break-ins; human error; malfeasance; or interference, including by disgruntled employees, former employees, or contractors; military conflicts; terrorism; and other catastrophic events. For example, in November 2023, our control plane and analytics services experienced an outage triggered by a power failure at one of our core data centers in the greater Portland, Oregon area, which impacted certain customers' access to some of our products and services for several days and the loss of certain customer logs. In March 2024, a subsequent power failure occurred at the same core data center in the greater Portland, Oregon area, which impacted certain customers’ access to some of our products for minutes and to our analytics services for several hours. In addition, we have experienced a route leak and a limited number of network outages involving our core and network co-location facilities over the past five years due to a variety of causes. Co-location facilities housing our network infrastructure may also be subject to local governmental or other administrative actions, changes to legal or permitting requirements, labor disputes, and litigation to stop, limit, or delay operations. Despite precautions taken at these facilities, such as disaster recovery and business continuity arrangements, the occurrence of a natural disaster or an act of war or terrorism, a decision to close the co-location facilities without adequate notice, interference with, or sabotage of, our equipment at these facilities, or other unanticipated problems at these facilities could result in interruptions or delays in the availability of our network and products, impede our ability to scale our operations, or have other adverse impacts upon our business, results of operations, and financial condition. In addition, errors or defects in our customers’ software can result in unexpected and unintentional upward spikes in their usage of our products and network, and those spikes can cause strains on, and adversely affect the availability and functioning of, our co-location facilities and our network.
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
Our products are still evolving and it is difficult to predict customer demand and adoption rates for our product offerings. We believe that our network and cloud-based products represent a major shift from traditional solutions. Many of our potential customers, particularly large enterprises and government entities, face barriers to adopting our offerings because of their prior investment in, and the familiarity of their IT personnel with, on-premises, appliance-based solutions or other providers of cloud-based solutions. As a result, our sales process often involves extensive efforts to educate our customers about our products, particularly as we continue to pursue customer relationships with large organizations. Our customers also expect us to meet voluntary validations or adhere to industry standards and require our policies and practices to be evaluated by an independent third-party assessor. Although we currently have certain certifications and reports such as SOC2 Type 2, PCI DSS, ISO 27001, ISO 27701, and ISO 27018, C5, EU Code of Conduct, Global CBPR, Global PRP, UK Cyber Essentials, ENS, ISMAP, K-ISMS, FedRAMP Moderate and High authorization and IRAP Protected Level, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, sales to government entities and other large enterprises may in particular be conditioned upon adherence to PBMM or DoD IL4 compliance in Canada and the United States, and we do not currently have these certifications. The costs of obtaining and maintaining certification pursuant to any of these standards are significant, and any failure to obtain and maintain such certifications for our network and products could reduce demand for them, which would harm our business, results of operations, and financial condition. To the extent our competitors have, and we do not have, these certifications, we may lose the opportunity to obtain subscriptions from certain potential paying customers.
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
In addition, the United States has enacted the Protecting Americans' Data from Foreign Adversaries Act (PADFA), and the U.S. Department of Justice released a final rule, effective on April 8, 2025, implementing President Biden’s February 2024 Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”, both of which restrict the transfer of certain types of data to named jurisdictions or covered entities. We have incurred additional costs and invested resources in addressing these new regulations, and as we continue to monitor the impact these new regulations have on our and our customers’ business, we may incur additional costs and may need to invest additional resources in order to make changes to how we conduct our business as may be required under these regulations.
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
Laws and regulations regarding the development, use, and deployment of AI technologies in the EU, U.S., and elsewhere are increasing in complexity and uncertainty. For example, certain obligations under the EU AI Act now apply, with others deferred to 2027 and 2028, and a number of U.S. states have enacted AI governance and safety frameworks or laws or regulations imposing transparency or other obligations in connection with the development, use, or deployment of AI, while the U.S. federal government has sought to limit or preempt certain state AI laws. Further, numerous jurisdictions have proposed legislation to regulate the development, use, and deployment of AI. As we continue to see efforts to regulate this new technology, we have incurred and will continue to incur costs to address the impact, if any, of these laws and regulations regulating AI on our products and practices.
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
Changes in accounting principles, changes in global tax laws, regulations or rates, or changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions could also impact our provision for income taxes. For example, the United States signed into law the One Big Beautiful Bill Act on July 4, 2025, which permanently extended many of the expiring provisions from the Tax Cuts and Jobs Act and modified a number of international provisions. Additionally, the Organization for Economic Cooperation and Development (OECD) published model rules within the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the Inclusive Framework) to address the challenges impacting international operations. The Inclusive Framework includes provisions related to the taxation of the digital economy and the establishment of a 15% global minimum tax under Pillar Two. A number of foreign countries have enacted, or intend to enact, legislation adopting parts of the Inclusive Framework. Any of the foregoing changes, if and to the extent implemented, could have an adverse impact on our results of operations, cash flows, and financial condition.
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
Historically, we have derived a significant portion of our revenue from outside the United States. We derived 48% and 50% of our revenue from our non-U.S. customers for the three months ended September 30, 2026 and 2025, respectively, and 49% and 51% of our revenue from our non-U.S. customers for the nine months ended September 30, 2026 and 2025, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into geographies around the world, but there is no guarantee that such efforts will be successful. In addition, our global network includes co-location facilities located in more than 340 cities and over 130 countries worldwide as of September 30, 2026. We expect that our international sales and network activities will continue to grow in the future, as we continue to pursue opportunities in international markets and further grow our network around the world. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•changes in a specific country’s or region’s political or economic conditions, including the impact of elections, including the recent U.S. midterm elections, and other changes in governments;
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
As discussed in greater detail above in our risk factor titled "Our actual or perceived failure to comply with privacy, data protection, information security, AI, and other applicable laws, regulations, and obligations could harm our business," the continued evolution of privacy and data protection laws and their application in a number of countries and supranational organizations have created uncertainty around the requirements related to transfers of personal data between jurisdictions, including transfers to the United States. As a result of this uncertainty, our current and potential customers in certain regions may be concerned about whether they are able to transfer personal data to a location outside their home regions, including but not limited to, the United States in connection with the usage of our global network and products. If these concerns result in our current and potential customers in those regions reducing their usage of our products, then our results of operations could be adversely impacted and/or we may be required to invest in changes to our infrastructure and network. In addition, we anticipate needing to identify different transfer mechanisms and/or change our use of certain standard contractual clauses in order to lawfully transfer certain personal data from those regions to the United States or other third countries. Further, customer demands that we avoid transferring data to specific regions, including the United States, might require us to adapt our products and services or make it difficult to sell to customers in certain industries. This could result in substantial costs, require changes to our policies and business practices, require us to engage in additional contractual obligations, limit our ability to provide certain products in certain jurisdictions, or materially adversely affect our business and operating results.
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
On September 29, 2025, the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) released an interim final rule that expanded export control restrictions and licensing requirements under the EAR Entity List and Military End-User List to foreign entities that are 50% or more owned by one or more parties on those lists, which BIS has labeled the “Affiliates rule.” Although the Affiliates rule has been suspended until January 10, 2027, the Affiliates rule, if implemented, would significantly raise the bar for compliance with EAR by imposing an affirmative responsibility to know the ownership of the foreign companies that are parties to any transactions. Even though we take precautions and have implemented policies and practices to assist in compliance, there is a risk that we may not be in full compliance with these laws.
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
In addition, our products, including AI Gateway, allow our customers to proxy, route, and interact with third-party generative AI models and AI search providers. The legal and regulatory landscape surrounding the use of copyrighted material, proprietary data, and trademarked content by third-party AI models (including for training and generating outputs) remains highly unsettled. As we integrate these third-party models and AI search capabilities into our products, we may be increasingly exposed to allegations of secondary copyright infringement.

The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Disputes, whether or not favorably resolved, also may generate negative publicity and damage our reputation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices, such as altering or restricting our AI-related product offerings. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.
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
We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, domain name protection, trademarks, copyrights, and confidentiality and license agreements with our employees, consultants, and third parties in order to protect our intellectual property rights and proprietary information. As of September 30, 2026, we had 392 issued patents and 78 pending patent applications in the United States and abroad. However, third parties may knowingly or unknowingly infringe our intellectual property rights. Third parties may challenge our intellectual property rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement, misappropriation, or violations of our intellectual property rights without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes, and we provide access to these technologies and processes to certain of our vendors and partners, including JD Cloud with respect to the facilities included within China. We must protect this proprietary information in order to realize commercial benefit from our investment.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2026, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 65.4% of the voting power of our capital stock, with Matthew Prince and Michelle Zatlyn (our co-founders) together holding approximately 48.9% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As described in the proxy statement in connection with our annual meeting of stockholders that occurred in June 2026 (the 2026 Annual Meeting), and subject to the outcome of the related litigation described below, we intend to implement the Capitalization Changes, which are comprised of (a) the adoption of an amendment to our amended and restated certificate of incorporation authorizing a new class of non-voting common stock (our Class C common stock), (b) the designation of a new series of our preferred stock as Series FF preferred stock (our Series FF preferred stock) with the powers, preferences and rights, and the qualifications, limitations, or restrictions set forth in the Certificate of Designations of Series FF preferred stock, (the Certificate of Designations), (c) entry into an Exchange Agreement, pursuant to which substantially all of the shares of Class B common stock held by our co-founders and certain of their related entities would be exchanged for (i) an equivalent number of shares of Series FF preferred stock and (ii) an equivalent number of shares of Class A common stock (collectively, the Preferred Exchange), and (d) upon the effectiveness of the amended and restated certificate of incorporation (x) each share of Class A common stock issued and outstanding or held as treasury stock immediately prior to the effectiveness of the amended and restated certificate of incorporation, automatically and without further action by us or any stockholder, would be reconstituted and become one share of Class A common stock and one share of Class C common stock; and (y) each share of Class B common stock issued and outstanding or held as treasury stock immediately prior to the effectiveness of the amended and restated certificate of incorporation, automatically and without further action by us or any stockholder, would be reconstituted and become one share of Class B common stock and one share of Class C common stock ((x) and (y), collectively, the Class C Split). At the 2026 Annual Meeting, our stockholders approved the elements of the Capitalization Changes that required stockholder approval. Our ability to implement, and the timing of the implementation of, the Capitalization Changes is subject to the outcome of related litigation described below.
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
As of November 5, 2026, eight complaints have been filed by purported Cloudflare stockholders, seeking to enjoin the Capitalization Changes and other relief, including attorneys’ fees and costs. Seven of these complaints have been consolidated into one action (the Consolidated Action), which asserts claims against the Company and Board of Directors for breach of fiduciary duty in connection with the Capitalization Changes. The allegations in the Consolidated Action include that the Capitalization Changes are not entirely fair to the Company’s stockholders because they allegedly allow the Co-Founders to maintain control and retain significant liquidity opportunities, without sufficient consideration in return. The eighth complaint asserts a claim against the Company for breach of the Company’s amended and restated certificate of incorporation and alleges that the Company is required, under Article X of our amended and restated certificate of incorporation, to seek the affirmative vote of the holders of two-thirds of the Company’s voting power to approve Proposal 4 that was included in the proxy statement for 2026 Annual Meeting.
On October 16, 2026, in the Consolidated Action, the Court of Chancery (the Court) preliminarily enjoined implementation of the Capitalization Changes, holding that the plaintiffs had shown a reasonable probability of success that the Capitalization Changes are not subject to the safe harbor protections in Section 144 of the Delaware General Corporation Law. The defendants in the Consolidated Action have sought an interlocutory appeal of that decision. The defendants are waiting for a decision from the Delaware Supreme Court about whether it will accept the interlocutory appeal.
The Company and the Board of Directors believe the claims in these complaints are without merit, that the Capitalization Changes comply fully with all applicable laws, and that the description of the votes required to approve Proposal 4 contained in the proxy statement for the 2026 Annual Meeting is correct. Our ability to implement, and the timing of the implementation of, the Capitalization Changes is subject to the outcome of the complaints described above. Additional lawsuits arising out of the Capitalization Changes may be filed in the future. No assurances can be made as to the outcome of such lawsuits or the complaints described above, or the effect they may have on the Company.
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
As of September 30, 2026, $2,000.0 million in aggregate principal amount of the 2030 Notes were outstanding and $2,500.0 million in aggregate principal amount of the 2031 Notes were outstanding. In addition, in May 2024, we entered into a senior secured credit agreement with a $400 million Revolving Credit Facility. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the Notes, and any borrowings under our Revolving Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement for our Revolving Credit Facility contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
The conversion of some or all of the Notes would dilute the ownership interests of our existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the Notes. The Notes of either series may become convertible at the option of their holders under certain circumstances set forth in the applicable Indenture. For example, in connection with the Capitalization Changes, the 2030 Notes will become convertible between the 10th scheduled trading day prior to the ex-dividend date until the close of business on the business day immediately preceding the ex-dividend date. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders. Upon the maturity of our 0% Convertible Senior Notes due 2026 (the 2026 Notes) in August 2026, we settled our remaining conversion and principal obligations through a combination of $1,293.4 million in cash and the delivery of approximately 2.2 million shares of our Class A common stock. In addition, from time to time, we may enter into certain exchange transactions with respect to the Notes which may also cause dilution to our existing stockholders. For example, in August 2021, we entered into privately-negotiated exchange agreements with certain holders of our previously outstanding 0.75% Convertible Senior Notes due 2025 (the 2025 Notes) for the exchange of approximately $400.7 million in cash and approximately 7.6 million shares of our Class A common stock for $400.0 million in aggregate principal amount of the 2025 Notes.
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

Item 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, the following directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On August 17, 2026, John Graham-Cumming, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 91,818 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On August 17, 2026, Katrin Suder, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 5,210 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 17, 2027, or earlier if all transactions under the trading arrangement are completed.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-39039	3.1	November 12, 2019
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39039	3.1	October 31, 2022
4.1	Indenture, dated as of August 13, 2026, between Cloudflare, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39039	4.1	August 13, 2026
4.2	Form of 0% Convertible Senior Notes due 2031 (included in Exhibit 4.1).	8-K	001-39039	4.2	August 13, 2026
10.1	Form of Capped Call Transaction Confirmation.	8-K	001-39039	10.1	August 13, 2026
10.2	Second Amendment to Revolving Credit and Guaranty Agreement, dated as of August 10, 2026, among Cloudflare, Inc., the other loan parties thereto, the lenders party thereto and Citibank, N.A., as administrative agent.	8-K	001-39039	10.2	August 13, 2026
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104.0	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

CLOUDFLARE, INC.

Date: November 5, 2026	By:	/s/ Matthew Prince
Matthew Prince
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Thomas Seifert
Thomas Seifert
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Janel Riley
Janel Riley
Chief Accounting Officer
(Principal Accounting Officer)